Form 10-Q
period 1995-05-28
SI HANDLING SYSTEMS INC
filed 1995-07-12
CIK 90045

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                               FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended May 28, 1995         Commission File No. 0-3362


                  SI HANDLING SYSTEMS, INC.
        (Exact name of registrant as specified in its charter)



     Pennsylvania                                 22-1643428
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)



  600 Kuebler Road, Easton, PA                       18040
   (Address of principal executive offices)          (Zip Code)



   Registrant's telephone number:     610-252-732l



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No



Number of shares of common stock, par value $1.00 per share, outstanding as of May 28, 1995: 1,640,353.

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
SI HANDLING SYSTEMS, INC.
Balance Sheets
(in thousands, except share data)

                                                      May          February
ASSETS                                              28, 1995       26, 1995
Current assets:
  Cash and cash equivalents, principally
     time deposits                                   $ 2,350            571
  Receivables:
    Trade                                              3,694          6,654
    Notes and other receivables                           71            147

     Total receivables                                 3,765          6,801


  Costs and estimated earnings in excess
     of billings                                       2,122          1,400
  Inventories:
    Raw materials                                        891            847
    Finished goods and work in process                 1,017            998

    Total inventories                                  1,908          1,845


  Deferred income tax benefits                           322            242
  Prepaid expenses and other current assets              118            266

     Total current assets                             10,585         11,125

Property, plant and equipment, at cost:
  Land                                                    27             27
  Buildings and improvements                           3,298          3,298
  Machinery and equipment                              3,976          3,958
                                                       7,301          7,283
  Less accumulated depreciation                        5,725          5,613

     Net property, plant and equipment                 1,576          1,670

Investment in joint venture                              275            251
Other assets, at cost less accumulated
   amortization of $48 in 1996 and $161
   in 1995                                                87             90

     Total assets                                    $12,523         13,136

See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Balance Sheets
(in thousands, except share data)
                                                      May          February
LIABILITIES AND STOCKHOLDERS' EQUITY                28, 1995       26, 1995
Current liabilities:
  Current installments of long-term debt        $      22             21
  Accounts payable                                  1,395          2,386
  Customers' deposits and billings in
    excess of costs and estimated earnings          2,092          1,425
  Accrued salaries, wages, and commissions            438            453
  Income taxes payable                                152              7
  Accrued royalties payable                           288            620
  Liabilities and deferred credits related
    to obligations and receipts under the
    AGV Asset Purchase Agreement                    1,031            931
  Accrued other liabilities                           843            703

     Total current liabilities                      6,261          6,546

Long-term liabilities:
  Long-term debt, excluding current
    installments:
    Mortgages payable                                  63             71
    Revolving credit loan payable to bank               -            500

     Total long-term debt                              63            571

  Deferred compensation                                87             94

     Total long-term liabilities                      150            665

Stockholders' equity:
  Common stock, $1 par value; authorized
    5,000,000 shares; issued 1,679,134
    shares in 1996 and 1995                         1,679          1,679
  Additional paid-in capital                        4,525          4,525
  Retained earnings (deficit)                         168            (17)
                                                    6,372          6,187
  Less treasury stock, at cost (38,781
    shares in 1996 and 39,056 shares in
    1995)                                            (260)          (262)

     Total stockholders' equity                     6,112          5,925

     Total liabilities and stockholders'
       equity                                     $12,523         13,136

See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Statements of Operations
(in thousands, except share and per share data)
                                                 Three Months Ended
                                                 May 28,      May 29,
                                                  1995         1994


Net sales                                       $ 6,097          7,779
Cost of sales                                     4,504          6,298

  Gross profit                                    1,593          1,481

Selling, general, and
  administrative expenses                         1,159          1,400
Product development costs                           105             80
Interest expense                                      4             14
Interest income                                     (25)            (2)
Other expense (income), net                         (65)           (19)
                                                  1,178          1,473


  Earnings from operations
    before income taxes                             415              8
Income tax expense                                   65              3
Net earnings                                   $    350              5

Net earnings per common
  share and common share
  equivalent*                                  $    .21              -

Dividends per share                            $    .10            .10

*Earnings per share are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options, which were 1,652,000 and 1,658,000, respectively, at May 28, 1995 and May 29, 1994.







See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Statements of Cash Flows
(in thousands)
                                                        Three Months Ended
                                                       May 28,      May 29,
                                                        1995         1994

Cash flows from operating activities:
  Net earnings                                        $   350          5
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
      operating activities:
    Depreciation of plant and equipment                   112        139
    Amortization of intangibles and deferred
      costs                                                 3         (7)
    Equity in income of joint venture                     (24)       (25)
    Changes in operating assets and liabilities:
      Receivables                                        3,036     (1,558)
      Costs and estimated earnings in excess
        of billings                                      (722)      (111)
      Inventories                                         (63)       549
      Deferred income tax benefits                        (80)         -
      Prepaid expenses and other current assets           148         14
      Other noncurrent assets                               -          2
      Accounts payable                                   (991)      (223)
      Customers' deposits and billings in excess
        of costs and estimated earnings                   667       (686)
      Accrued salaries, wages, and commissions            (15)        55
      Income taxes payable                                145          3
      Accrued royalties payable                          (332)      (104)
      Liabilities and deferred credits related
        to obligations and receipts under the
        AGV Asset Purchase Agreement                      100       (275)
      Accrued other liabilities                           (24)
      Deferred compensation                                (7)        10
  Net cash provided by (used in)
    operating activities                                2,303     (2,212)

Cash flows from investing activities:
  Additions to property, plant and equipment              (18)       (94)
  Net cash used in investing activities                   (18)       (94)

Cash flows from financing activities:
  Sale of treasury stock in connection with
    employee stock option plan                              1          -
  Repayment of long-term debt, including
    current portion                                        (7)        (7)
  Increase in (repayment of) loan
    payable to bank                                       (500)     2,300
    Net cash provided (used) by financing
    activities                                            (506)     2,293

SI HANDLING SYSTEMS, INC.
Statements of Cash Flows (Continued)
(in thousands)

                                                   Three Months Ended
                                                   May 28,      May 29,
                                                    1995         1994

Increase (decrease) in cash and cash
  equivalents                                        1,779         (13)
Cash and cash equivalents, beginning of period         571         640
Cash and cash equivalents, end of period            $2,350         627

 Supplemental disclosures of cash flow
  information:
     Cash paid during the period for:
       Interest                                     $    5           7

       Income taxes                                 $    -           -

Supplemental disclosure of noncash financing
  activities:
  Cash dividends declared in May but
    payable in June                                 $  164         164









See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Notes to Financial Statements
Three Months ended May 28, 1995 and May 29, 1994

(1) The information contained in this 10-Q report is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial statements furnished reflect all adjustments and accruals which are necessary to a fair statement of results for the interim periods presented.

  During March, 1993, SI Handling Systems, Inc. (the "Company" or "SI") and Automated Prescription Systems, Inc. ("APS") formed a joint venture named SI/BAKER, INC. ("SI/BAKER" or the "joint venture"). The joint venture draws upon the automated materials handling systems experience of SI and the automated pill counting and dispensing products of APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
  The joint venture designs and installs computer controlled, fully automated, integrated systems for managed care pharmacy operations. The joint venture's systems are viewed as labor saving devices which address the issues of improved productivity and cost reduction. Systems can be expanded as customers' operations grow and they may be integrated with a wide variety of components to meet specific customer needs.
  Schedule A contains the SI/BAKER, INC. financial statements. The information contained in the SI/BAKER, INC. financial statements is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial statements furnished reflect all adjustments and accruals which are necessary to a fair statement of results for the interim periods presented.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Liquidity and Capital Resources - $(000's)
  The Company's cash and cash equivalents increased to $2,350 during the first three months of fiscal 1996 from $571 at the end of fiscal 1995. The increase resulted from cash provided by operating activities totalling $2,303 and proceeds of $1 from the sale of treasury stock in connection with the employee stock option plan. Partially offsetting the increase in cash and cash equivalents was the repayments of long-term debt of $7 and the revolving credit loan payable to bank of $500, and purchases of equipment of $18. Funds used by operating activities during the

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)
SI HANDLING SYSTEMS, INC.

Liquidity and Capital Resources - $(000's) (Continued) first three months of fiscal 1995 were $2,212.
 The Company has a three-year, $5,000 committed revolving credit facility with an original expiration date of July 31, 1996; however, during April, 1995 the Company's principal bank extended the expiration date of the revolving credit facility to July 31, 1997. The revolving credit facility is secured by a lien position on accounts receivable and land and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during fiscal 1996 or had obtained appropriate waivers from the lender. During the first quarter of fiscal 1996, the Company repaid its borrowings under the revolving credit facility.
  On March 31, 1992, the Company concluded the aquisition of all of the outstanding capital stock of BT Systems, Inc. ("BT Systems"), a U.S. corporation, from its Swedish parent company, BT Systems AB, for $2,000. The Company paid $1,000 in cash and issued a 6% note for $1,000, which was paid on March 31, 1993. The acquisition has been accounted for as a purchase.
  During fiscal 1995, the Company announced the sale of its AGVS product line to Apogee Robotics, Inc. as previously described in the Company's Annual Report on Form 10-K.
  The Company has not accepted new AGVS contracts since October 6, 1994 but remains liable to complete existing AGVS contracts. The Company believes that it will be able to complete existing contracts and presently anticipates continuing the sale of parts and other services (aftermarket business) relative to AGVS.
  On May 11, 1995, the Board of Directors of the Company declared a cash dividend of ten cents ($.10) per share, reflecting confidence in the favorable impact of the actions taken relative to AGVS and the fiscal 1995 Corporate restructuring and the increase in the backlog of business at February 26, 1995 versus the prior year end.
  The Company anticipates that its financial resources consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements in the foreseeable future, including the effects of the rescinded Apogee transaction.
  The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)
SI HANDLING SYSTEMS, INC.

Results of Operations - $(000's)
  Three Months Ended May 28, 1995 vs. Three Months Ended May 29,
  1994
  The Company's net income for the first quarter of fiscal 1996 was $350 compared to net income of $5 for the first quarter of fiscal 1995. Net sales of $6,097 for the first quarter of fiscal 1996 decreased 21.6% compared to net sales of $7,779 for the first quarter of fiscal 1995. The sales decrease in fiscal 1996 is primarily attributable to a decline in AGVS sales due to the Company's reduced emphasis on the AGVS product line with selling efforts currently being aimed at the AGVS parts and service (aftermarket) business.
  Gross profit as a percentage of sales was 26.1% for the first quarter of fiscal 1996 compared to 19.0% for the first quarter of fiscal 1995. The increase in gross profit percentage for the first quarter of fiscal 1996 is primarily attributable to a change in mix favoring the Company's traditional products such as Order Selection and Cartrac. Contributing to the lower gross profit percentage in the fiscal 1995 comparable period were difficulties in executing and concluding several AGVS contracts as additional costs became necessary to meet contractual throughput and durability requirements.
     Product development costs of $105 were higher by $25 in the first quarter of fiscal 1996 than in the comparable fiscal 1995 period. Development programs in the first quarter of fiscal 1996 included improvements to the Order Selection and Sortation product lines, with particular emphasis aimed at the Accupic Pick-To-Light and Small Parcel Sortation Systems. Development programs in the first quarter of fiscal 1995 included improvements to the AGVS and Order Selection product lines.
     Selling, general, and administrative expenses of $1,159 were lower by $241 in the first quarter of fiscal 1996 than in the first quarter of fiscal 1995. The favorable variance is due to a reduction in overhead expenses pertaining to the Company's Automated Guided Vehicle Systems product line which was sold effective August 26, 1994 and later rescinded. Also contributing to the favorable variance was the cost improvement measure of manpower reductions associated with restructuring the Company's operations during the fourth quarter of fiscal 1995.
     Interest income of $25 was higher by $23 in the first quarter of fiscal 1996 than in the comparable fiscal 1995 period. The increase in interest income is primarily attributable to the higher level of funds available for short-term investments during fiscal 1996.
     The favorable variance in other expense (income), net, is primarily attributable to the improved performance of its joint

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)
SI HANDLING SYSTEMS, INC.

Results of Operations - $(000's)(Continued)
  Three Months Ended May 28, 1995 vs. Three Months Ended May 29,
  1994 (Continued)

venture company, SI/BAKER.
     The Company incurred income tax expense of $65 during the first quarter of fiscal 1996 compared to income tax expense of $3 in the comparable fiscal 1995 period. During the first quarter of fiscal 1996, income tax expense was less than the statutory rate of 34% due to the recognition of previously unrecognized deferred tax assets which are anticipated to be realizable due to the projected profitability of the Company.



PART II - OTHER INFORMATION

     None.

SI HANDLING SYSTEMS, INC.




                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SI HANDLING SYSTEMS, INC.
                                (Registrant)


                              Barry V. Mack
Dated:07/11/95                Vice President - Finance
                               (Signature)

                                                       Schedule A











                            SI/BAKER, INC.

                         Financial Statements
                             May 31, 1995

SI/BAKER, INC.
Balance Sheets
May 31, 1995 and February 28, 1995
(in thousands, except share data)

                                                   May        February
ASSETS                                           31, 1995     28, 1995
Current assets:
  Cash and cash equivalents, principally
     time deposits                               $1,690          1,830
  Receivables:
    Trade                                         1,421            940
          Other receivables                          11             12

     Total receivables                            1,432            952

  Costs and estimated earnings in excess
     of billings                                     80            271
  Inventories - purchased parts                      13             13
  Deferred income tax benefits                       30             30
  Prepaid expenses and other current assets          42              8

     Total current assets                         3,287          3,104

Machinery and equipment, at cost                     62             57
  Less:  accumulated depreciation                    13             11

      Net machinery and equipment                    49             46

  Deferred income tax benefits                        4              4

     Total assets                                $3,340          3,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $   764            586
   Customers' deposits and billings in
    excess of costs and estimated earnings        1,771          1,572
   Accrued salaries, wages, and commissions          64            122
   Income taxes payable                              12              6
  Accrued royalties payable                          79            257
   Accrued other liabilities                         99            108

      Total current liabilities                   2,789          2,651

Stockholders' equity:
  Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                  -              -
   Additional paid-in capital                       200            200
   Retained earnings                                351            303

     Total stockholders' equity                     551            503

      Total liabilities and stockholders'
        equity                                   $3,340          3,154

SI/BAKER, INC.
Statements of Operations
Three months ended May 31, 1995 and 1994
(in thousands)

                                                 Three Months Ended
                                                 May 31,      May 31,
                                                  1995         1994

Net sales                                        $  1,957     1,400
Cost of sales                                       1,591     1,172

  Gross profit                                        366       228

Selling, general, and
  administrative expenses                             185       156
Product development costs                              36        35
Royalty expense, net                                   78         -
Interest income                                       (24)       (6)
Other (income) expense, net                             3       (40)
                                                      278       145

  Earnings from operations
    before income taxes                                88        83
Income tax expense                                     40        33
  Net earnings                                   $     48        50

SI/BAKER, INC.
Statements of Cash Flows
Three months ended May 31, 1995 and 1994
(in thousands)

                                                 Three Months Ended
                                                 May 31,      May 31,
                                                  1995         1994
Cash flows from operating activities:
  Net earnings                                 $    48         50
  Adjustments to reconcile net earnings
    to net cash used by operating
    activities:
    Depreciation of machinery and equipment          2          1
    Changes in operating assets and liabilities:
      Receivables                                 (480)       566
      Costs and estimated earnings in excess
        of billings                                191       (411)
      Prepaid expenses and other current assets    (34)       (40)
      Accounts payable                             178       (331)
      Customers' deposits and billings in excess
        of costs and estimated earnings            199       (301)
      Accrued salaries, wages, and commissions     (58)         3
      Income taxes payable                           6        (24)
      Accrued royalties payable                   (178)         -
      Accrued other liabilities                     (9)         9
  Net cash used by operating activities           (135)      (478)

Cash flows used in investing activities:
  Additions to machinery and equipment              (5)        (5)

Decrease in cash and cash equivalents             (140)      (483)
Cash and cash equivalents, beginning of period   1,830        806
Cash and cash equivalents, end of period        $1,690        323

Supplemental disclosure of cash flow
  information:
  Cash paid during the period for income taxes $   34         57