Form 10-Q/A
period 1995-05-28
SI HANDLING SYSTEMS INC
filed 1995-08-18
CIK 90045

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                            FORM 10-Q/A

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended May 28, 1995             Commission File No. 0-3362

                  SI HANDLING SYSTEMS, INC.
         (Exact name of registrant as specified in its charter)

    Pennsylvania                                       22-1643428
 (State or other jurisdiction of                  (I.R.S.  Employer
  incorporation or organization)                Identification No.)

 600 Kuebler Road, Easton, PA                              18040
  (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number:       610-252-7321

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

                                      SI HANDLING SYSTEMS, INC.
                                         (Registrant)

                                      /s/ Barry V. Mack
                                          Barry V. Mack
 Date: 08/18/95                           Vice President - Finance
                                            (Signature)

 EXHIBIT INDEX

 27 - FINANCIAL DATA SCHEDULE