Form 10-Q
period 1995-08-27
SI HANDLING SYSTEMS INC
filed 1995-10-10
CIK 90045

SECURITIES AND EXCHANGE COMMISSION
	Washington, DC   20549

	FORM 10-Q



	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended August 27, 1995          Commission File No. 0-3362


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



Number of shares of common stock, par value $1.00 per share, outstanding as of August 27, 1995: 2,467,010.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
SI HANDLING SYSTEMS, INC.
Balance Sheets
(in thousands, except share data)

                                              August     February
ASSETS                                      27, 1995     26, 1995
Current assets:
  Cash and cash equivalents, principally
     time deposits                           $ 2,303          571
  Receivables:
    Trade                                      4,067        6,654
    Notes and other receivables                   80          147

     Total receivables                         4,147        6,801


  Costs and estimated earnings in excess
     of billings                               2,113        1,400
  Inventories:
    Raw materials                                726          847
    Finished goods and work in process           992          998

    Total inventories                          1,718        1,845


  Deferred income tax benefits                   322          242
  Prepaid expenses and other current assets       79          266

     Total current assets                     10,682       11,125

Property, plant and equipment, at cost:
  Land                                            27           27
  Buildings and improvements                   3,298        3,298
  Machinery and equipment                      4,091        3,958
                                               7,416        7,283
  Less accumulated depreciation                5,836        5,613

     Net property, plant and equipment         1,580        1,670

Investment in joint venture                      392          251
Other assets, at cost less accumulated
  amortization of $51 in 1996 and $161
  in 1995                                         85           90

     Total assets                            $12,739       13,136


See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Balance Sheets
(in thousands, except share data)
                                                 August       February
LIABILITIES AND STOCKHOLDERS' EQUITY           27, 1995       26, 1995
Current liabilities:
  Current installments of long-term debt        $    22             21
  Accounts payable                                1,133          2,386
  Customers' deposits and billings in
    excess of costs and estimated earnings        2,062          1,425
  Accrued salaries, wages, and commissions          448            453
  Income taxes payable                              223              7
  Accrued royalties payable                         431            620
  Liabilities and deferred credits related
    to obligations and receipts under the
    AGV Asset Purchase Agreement                    807            931
  Accrued other liabilities                         911            703

     Total current liabilities                    6,037          6,546

Long-term liabilities:
  Long-term debt, excluding current
    installments:
    Mortgages payable                                59             71
    Revolving credit loan payable to bank             -            500

     Total long-term debt                            59            571

     Deferred compensation                           89             94

     Total long-term liabilities                    148            665

Stockholders' equity:
  Common stock, $1 par value; authorized
    5,000,000 shares; issued 2,501,392
    shares in 1996 and 1,679,134 shares
    in 1995                                       2,501          1,679
  Additional paid-in capital                      3,703          4,525
  Retained earnings (deficit)                       580            (17)
                                                  6,784          6,187
  Less treasury stock, at cost (34,382 shares
    in 1996 and 39,056 shares in 1995)             (230)          (262)

     Total stockholders' equity                   6,554          5,925

     Total liabilities and stockholders'
       equity                                   $12,739         13,136

See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Statements of Operations
(in thousands, except share and per share data)


                       Three Months Ended         Six Months Ended
                    August 27,   August 28,   August 27,   August 28,
                       1995         1994         1995         1994
Net sales               $ 6,884      5,507        12,981       13,286
Cost of sales             5,253      5,186         9,757       11,484

  Gross profit            1,631        321         3,224        1,802

Selling, general,
 and administrative
 expenses                 1,274      1,380         2,433        2,780
Product development
 costs                       78        129           183          209
Interest expense              4         21             8           35
Interest income          (   43)         -           (68)          (2)
Other expense
 (income), net           (  174)         -          (239)         (19)
                          1,139      1,530         2,317        3,003

Earnings (loss)
 from operations
 before income
 taxes                      492     (1,209)          907       (1,201)
Income tax expense
 (benefit)                   71     (    3)          136            -
Net earnings (loss)     $   421     (1,206)          771      ( 1,201)

Net earnings (loss)
 per common share
 and common share
 equivalent*            $   .17       (.49)          .31         (.49)

Dividends per share**   $     -          -           .07          .07


 * On July 18, 1995, the Board of Directors declared a three-for-two stock split that was distributed on August 11, 1995 to stockholders of record on July 31, 1995. Earnings (loss) per share for all periods presented reflect the three-for-two stock split and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options, which were 2,479,000 and 2,456,000, respectively, at August 27, 1995 and August 28, 1994.
** Dividends per share for all periods presented were adjusted for the three-for-two stock split that was distributed on August 11, 1995 to stockholders of record on July 31, 1995.

See accompanying notes to financial statements.

Item 1.  Financial Statements (Continued)
SI HANDLING SYSTEMS, INC.
Statements of Cash Flows
(in thousands)                                        Six Months Ended
                                                   August 27,   August 28,
                                                      1995         1994

Cash flows from operating activities:
 Net earnings (loss)                                $   771       (1,201)
 Adjustments to reconcile net earnings
   (loss) to net cash provided by
   (used in)operating activities:
   Depreciation of plant and equipment                  223          265
   Amortization of intangibles and deferred
     costs                                                5          (13)
   Equity in income of joint venture                   (141)         (72)
   Gain on disposition of equipment                       -           (2)
   Changes in operating assets and liabilities:
     Receivables                                      2,654         (432)
     Costs and estimated earnings in excess
       of billings                                     (713)       1,130
     Inventories                                        127          176
     Deferred income tax benefits                       (80)         329
     Prepaid expenses and other current asset           187           (7)
     Other noncurrent assets                              -            8
     Accounts payable                                (1,253)        (270)
     Customers' deposits and billings in excess
       of costs and estimated earnings                  637         (733)
     Accrued salaries, wages, and commissions            (5)          (4)
     Income taxes payable                               216            -
     Accrued royalties payable                         (189)         (56)
     Liabilities and deferred credits related
       to obligations and receipts under the
       AGV Asset Purchase Agreement                    (124)           -
     Accrued other liabilities                          208         (182)
     Deferred compensation                               (5)          29
   Net cash provided by (used in)
     operating activities                             2,518      ( 1,035)

Cash flows from investing activities:
  Proceeds from the disposition of property,
    plant and equipment                                   -            2
  Additions to property, plant and equipment           (133)        (128)
  Net cash used in investing activities                (133)        (126)

Cash flows from financing activities:
  Sale of treasury stock in connection with
    employee stock option plan                           23            -
  Repayment of long-term debt, including
    current portion                                     (11)         (10)
  Increase in (repayment of) loan
    payable to bank                                    (500)       1,300
  Dividends paid on common stock                       (164)        (164)
  Dividends paid to stockholders for
    fractional shares in connection with
    three-for-two stock split                            (1)           -
  Net cash provided (used) by financing
    activities                                         (653)       1,126


Item 1.  Financial Statements (Continued)
SI HANDLING SYSTEMS, INC.
Statements of Cash Flows (Continued)
(in thousands)

                                                       Six Months Ended
                                                     August 27,   August 28,
                                                        1995         1994

Increase (decrease) in cash and cash
  equivalents                                          1,732          (35)
Cash and cash equivalents, beginning of period           571          640
Cash and cash equivalents, end of period              $2,303          605

 Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
  Interest                                           $     8           28

  Income taxes                                       $     -            -






See accompanying notes to financial statements.


Item 1.  Financial Statements (Continued)
SI HANDLING SYSTEMS, INC.
Notes to Financial Statements
Six Months Ended August 27, 1995 and August 28, 1994

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
        Condition and Results of Operations

Liquidity and Capital Resources - $(000's)
	The Company's cash and cash equivalents increased to $2,303 during the first six months of fiscal 1996 from $571 at the end of fiscal 1995. The increase resulted from cash provided by operating activities totaling $2,518 and proceeds of $23 from the sale of treasury stock in connection with the employee stock option plan.
Partially offsetting the increase in cash and cash equivalents was the repayments of long-term debt of $11 and the revolving credit loan payable to bank of $500, purchases of equipment of $133, the payment of $164 in cash dividends to stockholders, and the payment of $1 in cash dividends to stockholders for fractional shares in connection with the three-for-two stock split. Funds used by operating activities during the first six months of fiscal 1995 were $1,035.

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)
SI HANDLING SYSTEMS, INC.

Liquidity and Capital Resources - $(000's) (Continued)
   	The Company has a three-year, $5,000 committed revolving credit facility with an expiration date of July 31, 1997. The revolving credit facility is secured by a lien position on accounts receivable and land and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during fiscal 1996 or had obtained appropriate waivers from the lender.
   	On March 31, 1992, the Company concluded the acquisition of all of the outstanding capital stock of BT Systems, Inc. ("BT Systems"), a U.S. corporation, from its Swedish parent company, BT Systems AB, for $2,000. The Company paid $1,000 in cash and issued a 6% note for $1,000, which was paid on March 31, 1993. The acquisition had been accounted for as a purchase.
	   During fiscal 1995, the Company announced the sale of its AGVS product line to Apogee Robotics, Inc.("Apogee") as previously described in the Company's Annual Report on Form 10-K. The Company has negotiated a settlement agreement for the litigation with Apogee, and both parties are encouraging the bankruptcy court to approve it. The Company believes that the bankruptcy court will decide on the settlement agreement during the third quarter of fiscal 1996. The Company expects that the proposed settlement agreement, when approved in its current form, will not have a material adverse effect on the Company's financial position or results of operations.
	   The Company has not accepted new AGVS contracts since October 6, 1994 but remains liable to complete existing AGVS contracts. The Company believes that it will be able to complete existing contracts and presently anticipates continuing the sale of parts and other services (aftermarket business) relative to AGVS.
   	On July 18, 1995, the Board of Directors of the Company declared a three-for-two stock split that was distributed on August 11, 1995 to the stockholders of record on July 31, 1995. The purpose of the stock split was to increase the number of outstanding shares and broaden ownership and availability of the Company's common stock.
	   The Company anticipates that its financial resources consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements in the foreseeable future, including the effects of the rescinded Apogee transaction.
   	The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

Item 2.	   Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)
SI HANDLING SYSTEMS, INC.


Results of Operations - $(000's)
(a)   Six Months Ended August 27, 1995 vs. Six Months Ended August
      28, 1994
      The Company's net income for the first six months of fiscal 1996 was $771 compared to a net loss of $1,201 for the first six months of fiscal 1995. Net sales of $12,981 for the first six months of fiscal 1996 decreased 2.3% compared to net sales of $13,286 for the first six months of fiscal 1995. The sales decrease in fiscal 1996 is primarily attributable to a decline in AGVS sales due to the Company's reduced emphasis on the AGVS product line, with selling efforts relating to those products currently confined to the parts and service business. Partically offsetting the decline in AGVS sales is an increase in sales of the Company's Cartrac product, principally in the automotive market.
    	Gross profit as a percentage of sales was 24.8% for the first six months of fiscal 1996 compared to 13.6% for the first six months of fiscal 1995. The increase in gross profit percentage for the first six months of fiscal 1996 is primarily attributable to a change in mix favoring the Company's traditional products, such as Order
Selection and Cartrac. Contributing to the lower gross profit percentage in the fiscal 1995 comparable period were primarily two factors: difficulties in executing and concluding several AGVS contracts as additional costs became necessary to meet contractual throughput and durability requirements, and overhead expenses related to AGVS operations.
	    Selling, general, and administrative expenses of $2,433 were lower by $347 in the first six months of fiscal 1996 than in the comparable fiscal 1995 period. The favorable performance is due primarily to a reduction in selling expenses pertaining to the Company's AGVS product line. Also contributing to the favorable performance was the cost improvement measure of personnel reductions associated with the restructuring action that occurred during the fourth quarter of fiscal
1995.
	    Product development costs of $183 were lower by $26 in the first six months of fiscal 1996 than in the comparable fiscal 1995 period.
Development programs in the first six months of fiscal 1996 included improvements to the Order Selection and Sortation product lines, with particular emphasis aimed at the Pick-To-Light and Small Parcel Sortation
System. Development programs in the first six months of fiscal 1995 included improvements to the AGVS and Order Selection product lines.
   	Interest income of $68 was higher by $66 in the first six months of fiscal 1996 than in the comparable fiscal 1995 period. The increase in interest income is primarily attributable to the higher level of funds provided by operations and available for short-term investments during fiscal 1996.

Item 2.	  Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)
SI HANDLING SYSTEMS, INC.

Results of Operations - $(000's)
	    Interest expense of $8 was lower by $27 in the first six months of fiscal 1996 than in the comparable fiscal 1995 period. The decrease in interest expense is primarily attributable to a lower level of borrowings under the Company's revolving credit facility during fiscal 1996.
     The favorable variance in other expense (income), net, is primarily attributable to the strong performance recorded by the SI/BAKER, INC.
joint venture.
    	The Company incurred income tax expense of $136 during the first six months of fiscal 1996 compared to the recognition of no income tax expense in the comparable fiscal 1995 period. During the first six months of fiscal 1996, income tax expense was less than the statutory rate of 34% due to the recognition of previously unrecognized deferred tax assets which are anticipated to be realizable due to the current and projected profitability of the Company.

(b) Three Months Ended August 27, 1995 vs. Three Months Ended August 28,
    1994
    Changes in the second quarter of the current fiscal year compared to the prior year were consistent with those previously noted above for the six-month period, except for the following areas:
    Net sales of $6,884 for the second quarter of fiscal 1996
increased 25.0% compared to net sales of $5,507 for the second quarter of fiscal 1995.  The sales increase is primarily attributable to sales of the Company's Cartrac product, principally in the automotive market.
Partially offsetting the increase was a decline in AGVS sales due to the
Company's reduced emphasis on the AGVS product line, with selling efforts relating to those products currently confined to the parts and service business.
    Gross profit as a percentage of sales was 23.7% for the second quarter of fiscal 1996 compared to 5.8% for the second quarter of fiscal 1995.
The change is consistent with that noted above for the six-month period;
however, the impact is far more pronounced in light of the relationship of higher overhead to lower revenues occurring in the fiscal 1995 comparable period.
    The Company incurred income tax expense of $71 during the second quarter of fiscal 1996, while the Company recognized an income tax benefit of $3 during the second quarter of fiscal 1995.

SI HANDLING SYSTEMS, INC.


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    	The Company's Annual Meeting of Stockholders was held on July 18,
1995 with the following item being submitted to a vote by stockholders:

    	1.  The election of five directors.

    	Details of the proposal noted above were provided to stockholders in the form of a Notice of Annual Meeting and Proxy Statement dated
June 12, 1995 and mailed on June 14, 1995, with such solicitation being in accordance with Regulation 14 of Securities and Exchange Act of 1934.
    	There was no solicitation in opposition to the management's nominees as listed in the Proxy Statement, and all management's nominees were elected.

Item 5.  Other Information

    	On July 1, 1995, Joel L. Hoffner resigned as Vice President -
Product Management in order to pursue another non-competing career opportunity. On July 18, 1995, Mr. David A. Clark was elected Vice
President - Warehousing & Distribution Systems of the Company.

Item 6.  Exhibits and Reports on Form 8-K

   	(a) Exhibit 27 - Financial Data Schedule

   	(b) No reports on Form 8-K were filed during the quarter ended August
           27, 1995.

SI HANDLING SYSTEMS, INC.




                             	SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SI HANDLING SYSTEMS, INC.
                                      (Registrant)


                                /s/ Barry V. Mack
                                Barry V. Mack
Dated:10/10/95                  Vice President - Finance
                                (Signature)

                                                            Schedule A






                              	SI/BAKER, INC.

                            	Financial Statements
	                              August 31, 1995






SI/BAKER, INC.
Balance Sheets
August 31, 1995 and February 28, 1995
 (In Thousands, Except Share Data)


                                               August         February
ASSETS                                        31, 1995        28, 1995
Current assets:
  Cash and cash equivalents, principally
    time deposits                               $2,154           1,830
  Receivables:
    Trade                                          467             940
    Other receivables                                -              12

Total receivables                                  467             952

Costs and estimated earnings in excess
  of billings                                      243             271
Inventories - purchased parts                       13              13
Deferred income tax benefits                        30              30
Prepaid expenses and other current assets           16               8

  Total current assets                           2,923           3,104

Machinery and equipment, at cost                    62              57
  Less:  accumulated depreciation                   16              11

    Net machinery and equipment                     46              46

  Deferred income tax benefits                       4               4

    Total assets                                $2,973           3,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $   556             586
  Customers' deposits and billings in
    excess of costs and estimated earnings       1,075           1,572
  Accrued salaries, wages, and commissions         127             122
  Income taxes payable                             207               6
  Accrued royalties payable                         88             257
  Accrued other liabilities                        136             108

    Total current liabilities                    2,189           2,651

Stockholders' equity:
  Common stock, $1 par value; authorized
    1,000 shares; issued 200 shares--
  Additional paid-in capital                       200             200
  Retained earnings                                584             303

    Total stockholders' equity                     784             503

    Total liabilities and stockholders'
    equity                                      $2,973           3,154


SI/BAKER, INC.
Statements of Operations
Six Months Ended August 31, 1995 and 1994
 (In Thousands)

                       Three Months Ended         Six Months Ended
                    August 31,   August 31,   August 31,   August 31,
                       1995         1994         1995         1994
Net sales            $ 2,268      1,674        4,225        3,074
Cost of sales          1,459      1,303        3,050        2,475

  Gross profit           809        371        1,175          599

Selling, general,
 and administrative
 expenses                258        214          443          370
Product development
 costs                    55         57           91           92
Royalty expense, net      88          -          166            -
Interest income       (   24)    (    2)      (   48)      (    8)
Other (income)
 expense, net         (    2)    (   47)           1       (   87)
                         375        222          653          367

Earnings from
 operations
 before income
 taxes                   434        149          522          232
Income tax expense       201         56          241           89

Net earnings         $   233         93          281          143



SI/BAKER, INC.
Statements of Cash Flows
Six Months Ended August 31, 1995 and 1994
 (In Thousands)


                                                  Six Months Ended
                                              August 31,   August 31,
                                                 1995         1994

Cash flows from operating activities:
 Net earnings                                  $   281          143
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation of machinery and equipment         5            3
     Changes in operating assets and
      liabilities:
        Receivables                                485         666
        Costs and estimated earnings in
          excess of billings                        28        (225)
        Prepaid expenses and other
          current assets                            (8)        (25)
        Accounts payable                           (30)        201
        Customers' deposits and billings
          in excess of costs and estimated
          earnings                                (497)       (443)
        Accrued salaries, wages, and
          commissions                                5          14
        Income taxes payable                       201          (3)
        Accrued royalties payable                 (169)          -
        Accrued other liabilities                   28          24
Net cash provided by operating activities          329         355

Cash flows used in investing activities:
 Additions to machinery and equipment              (5)         (14)

Increase in cash and cash equivalents             324          341
Cash and cash equivalents, beginning of
 period                                         1,830          806
Cash and cash equivalents, end of period       $2,154       $1,147

Supplemental disclosure of cash flow
 information:
Cash paid during the period for income
 taxes                                         $   40           93

EXHIBIT INDEX

27 - FINANCIAL DATA SCHEDULE