Form 10-Q
period 1995-11-26
SI HANDLING SYSTEMS INC
filed 1996-01-10
CIK 90045

SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended November 26, 1995   Commission File No. 0-3362



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



     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
     subject to such filing requirements for the past 90 days.Yes   X    No


     Number of shares of common stock, par value $1.00 per share, outstanding as of November 26, 1995: 2,473,748.

                         PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements
     SI Handling Systems, Inc.
     Balance Sheets
       (In Thousands, Except Share Data)

                                                   November    February
     Assets                                        26, 1995    26, 1995
     Current assets:
       Cash and cash equivalents, principally
        time deposits                              $  4,379        571

       Receivables:
        Trade                                         3,796      6,654
        Notes and other receivables                      72        147
         Total receivables                            3,868      6,801

       Costs and estimated earnings in excess
        of billings                                     763      1,400

       Inventories:
        Raw materials                                   961        847
        Finished goods and work-in-process              998        998
         Total inventories                            1,959      1,845

       Deferred income tax benefits                     246        242
       Prepaid expenses and other current assets        139        266

          Total current assets                       11,354     11,125

     Property, plant and equipment, at cost:
       Land                                              27         27
       Buildings and improvements                     3,298      3,298
       Machinery and equipment                        3,551      3,958
                                                      6,876      7,283
       Less:  accumulated depreciation                5,503      5,613
         Net property, plant and equipment            1,373      1,670

     Investment in joint venture                        423        251
     Other assets, at cost less accumulated
       amortization of $54 in 1996 and $161
       in 1995                                           82         90

          Total assets                              $13,232     13,136

          See accompanying notes to financial statements.

     SI Handling Systems, Inc.
     Balance Sheets
       (In Thousands, Except Share Data)

                                                    November    February
     Liabilities and Stockholders' Equity           26, 1995    26, 1995
     Current liabilities:
       Current installments of long-term debt       $     22          21
       Accounts payable                                1,551       2,386
       Customers' deposits and billings in excess
        of costs and estimated earnings                1,905       1,425
       Accrued salaries, wages, and commissions          742         453
       Income taxes payable                              223           7
       Accrued royalties payable                         401         620
       Liabilities and deferred credits related
        to obligations and receipts under the
        AGV Asset Purchase Agreement                     391         931
       Accrued other liabilities                         851         703

         Total current liabilities                     6,086       6,546

     Long-term liabilities:
       Long-term debt, excluding current installments:
        Mortgages payable                                 54          71
        Revolving credit loan payable to bank              -         500

         Total long-term debt                             54         571

       Deferred compensation                              95          94

         Total long-term liabilities                     149         665

     Stockholders' equity:
       Common stock, $1 par value; authorized
        5,000,000 shares; issued 2,501,392 shares
        in 1996 and 1,679,134 shares in 1995           2,501       1,679
       Additional paid-in capital                      3,702       4,525
       Retained earnings (deficit)                       982     (    17)
                                                       7,185       6,187
     Less: Treasury stock, at cost (27,644 shares
          in 1996 and 39,056 shares in 1995)         (   188)    (   262)

         Total stockholders' equity                    6,997       5,925

         Total liabilities and stockholders' equity $ 13,232      13,136

      See accompanying notes to financial statements.

      Item 1.          Financial Statements (Continued)

      SI Handling Systems, Inc.
      Statements of Operations
       (In Thousands, Except Share And Per Share Data)
                    Three Months Ended         Nine Months Ended
                  November 26, November 27, November 26, November 27,
                    1995          1994         1995         1994
     Net sales     $   6,702       6,764      19,683        20,050
     Cost of sales     5,166       5,385      14,923        16,869

     Gross profit      1,536       1,379       4,760         3,181

     Selling, general,
       and administrative
       expenses        1,282       1,247       3,715         4,027
     Net income
       associated with
       the AGV Asset
       Purchase
       Agreement     (   250)          -     (   250)           -
     Product development
       costs              99         124         282          333
     Interest expense      5          12          13           47
     Interest income (    49)          -     (   117)     (     2)
     Other income,
       net           (    60)    (    14)    (   299)     (    33)
                       1,027       1,369       3,344        4,372

     Earnings (loss)
       from operations
       before income
       taxes             509          10        1,416     (  1,191)
     Income tax expense   76           -          212            -
     Net earnings
       (loss)         $  433          10        1,204     (  1,191)

     Net earnings (loss)
       per common share
       and common share
       equivalent*    $  .18           -          .49     (    .49)

     Dividends per
       share**        $    -           -          .07          .07


     Item 1. Financial Statements (Continued)
     SI Handling Systems, Inc.
     Statements of Operations (Continued)
       (In Thousands, Except Share And Per Share Data)

     * On July 18, 1995, the Board of Directors declared a three-for-two stock split that was distributed on August 11, 1995 to stockholders of record on July 31, 1995. Earnings (loss) per share for all periods presented reflect the three-for-two stock split and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options, which were 2,480,000 and 2,460,000, respectively, at November 26, 1995 and November 27, 1994.
     ** Dividends per share for all periods presented were adjusted for the three-for-two stock split that was distributed on August 11, 1995 to stockholders of record on July 31, 1995.

          See accompanying notes to financial statements.

     SI Handling Systems, Inc.
     Statements of Cash Flows
       (In Thousands)
                                                        Nine Months Ended
                                                   November           November
                                                    26, 1995           27, 1994
     Cash flows from operating activities:
       Net earnings (loss)                          $ 1,204            (1,191)
       Adjustments to reconcile net earnings
        (loss) to net cash provided by (used in)
        operating activities:
         Depreciation of plant and equipment            338              361
         Amortization of intangibles and
          deferred costs                                  8            (   26)
         Equity in income of joint venture            ( 172)           (   97)
         Loss (gain) on disposition of equipment          -            (    2)
         Change in operating assets and liabilities:
          Receivables                                 2,933            (  371)
          Costs and estimated earnings in
           excess of billings                           637               171
          Inventories                               (   114)              178
          Deferred income tax benefits              (     4)              329
          Prepaid expenses and other
            current assets                              127               101
          Other noncurrent assets                         -                30
          Accounts payable                          (   835)           (   91)
          Customers' deposits and billings
           in excess of costs and
           estimated earnings                           480            (  608)
          Accrued salaries, wages, and
            commissions                                 289            (   22)
          Income taxes payable                          216                 -
          Accrued royalties payable                 (   219)               30
          Liabilities and deferred credits related
            to obligations and receipts under the
            AGV Asset Purchase Agreement            (   442)              647
          Accrued other liabilities                     148                 7
          Deferred compensation                           1                37
       Net cash provided by (used in)
        operating activities                          4,595           (   517)

     Cash flows from investing activities:
       Proceeds from the disposition of property,
        plant and equipment                               -                 2
       Additions to property, plant and equipment   (   139)          (   149)
       Net cash used in investing activities        (   139)          (   147)

     SI Handling Systems, Inc.
     Statements of Cash Flows (Continued)
       (In Thousands)
                                                    Nine Months Ended
                                                   November    November
                                                   26, 1995    27, 1994

     Cash flows from financing activities:
       Sale of treasury stock in connection with
        employee stock option plan                     33          11
       Repayment of long-term debt, including
        current portion                           (    16)    (    15)
       Increase in (repayment of) loan
        payable to bank                           (   500)        600
       Dividends paid on common stock             (   164)    (   164)
       Dividends paid to stockholders for
        fractional shares in connection with
        three-for-two stock split                 (     1)          -
       Net cash provided (used) by financing
        activities                                (   648)        432

       Increase (decrease) in cash and cash
        equivalents                                 3,808     (   232)
       Cash and cash equivalents, beginning
        of period                                     571         640
       Cash and cash equivalents, end of
        period                                    $ 4,379         408

       Supplemental disclosures of cash flow
       information:
        Cash paid during the period for:
         Interest                                 $    11         43
         Income taxes                             $     -          -

     Supplemental disclosure of noncash
       investing and financing activities:
        Relief of liability related to obligations
         under the AGV Asset Purchase
         Agreement due to disposal of
         machinery and equipment                 $    98          -
        Issuance of 6,600 common shares
         held in treasury in exchange for
         3,162 common shares delivered
         to treasury by an officer in
         connection with the employee
         incentive stock option plan             $    21          -
          See accompanying notes to financial statements.

     SI Handling Systems, Inc.
     Notes To Financial Statements
     Nine Months Ended November 26, 1995 and November 27, 1994

     (1) The information contained in this 10-Q report is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial statements furnished reflect all adjustments and accruals which are necessary to a fair statement of results for the interim periods presented.

       During March, 1993, SI Handling Systems, Inc. ("SI") and Automated Prescription Systems, Inc. ("APS") formed a joint venture named SI/BAKER, INC. ("SI/BAKER" or the "joint venture"). The joint venture draws upon the automated materials handling systems experience of SI and the automated pill counting and dispensing products of APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
       The joint venture designs and installs computer controlled, fully automated, integrated systems for managed care pharmacy operations. The joint venture's systems are viewed as labor saving devices which address the issues of improved productivity and cost reduction. Systems can be expanded as customers' operations grow and they may be integrated with a wide variety of components to meet specific customer needs.
       Schedule A contains the SI/BAKER, INC. financial statements. The information contained in the SI/BAKER, INC. financial statements is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial statements furnished reflect all adjustments and accruals which are necessary to a fair statement of results for the interim periods presented.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources - $(000's)
       The Company's cash and cash equivalents increased to $4,379 during the first nine months of fiscal 1996 from $571 at the end of fiscal 1995. The increase resulted from cash provided by operating activities totaling $4,595 and proceeds of $33 from the sale of treasury stock in connection with the employee incentive stock option plan. Partially offsetting the increase in cash and cash equivalents were the repayments of long-term debt of $16 and the revolving credit loan payable to bank of $500, purchases of equipment of $139, the payment of $164 in cash dividends to stockholders, and the payment of $1 in cash dividends to stockholders for fractional shares in connection with the three-for-two stock split. Funds used by operating activities during the first nine months of fiscal 1995 were $517.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations (Continued)
     SI Handling Systems, Inc.

     Liquidity and Capital Resources - $(000's) (Continued)
       The Company has a three-year, $5,000 committed revolving credit facility with an expiration date of July 31, 1997. The revolving credit facility is secured by a lien position on accounts receivable and land and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during fiscal 1996 or had obtained appropriate waivers from the lender.
       The negotiated Settlement Agreement for the litigation with Apogee, as reported in the Form 10-Q for the quarter ended August 27, 1995, was approved by the bankruptcy court, and the final Order of Dismissal was entered on December 1, 1995. As part of the Settlement Agreement, the parties agreed to the following: subsequent to the end of the third quarter of fiscal 1996, the Company paid Apogee $150 and returned the original certificate for 100,000 of Apogee preferred shares; Apogee transferred any right, title or interest it may have had in the Company's automated guided vehicle assets to the Company and disclaimed any interest in the assets; and the parties released all claims that they may have had against each other.
       The Company's current Balance Sheet includes a reserve of $391, captioned "Liabilities and deferred credits related to obligations and receipts under the AGV Asset Purchase Agreement." This reserve includes the $150 owed to Apogee under the Settlement Agreement and the accrual of asset and lease charges, estimated legal fees and certain other costs anticipated in connection with the resolution of the Apogee litigation noted above.
       The Company has not accepted new AGVS contracts since October 6, 1994 but remains liable to complete existing AGVS contracts. The Company believes that it will be able to complete existing contracts and presently anticipates continuing the sale of parts and other services (aftermarket business) relative to AGVS.
       On July 18, 1995, the Board of Directors of the Company declared a three-for-two stock split that was distributed on August 11, 1995 to the stockholders of record on July 31, 1995. The purpose of the stock split was to increase the number of outstanding shares and broaden ownership and availability of the Company's common stock.
       The Company anticipates that its financial resources consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements in the foreseeable future.
       The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     SI Handling Systems, Inc.

     Results of Operations - $(000's)
     (a)  Nine Months Ended November 26, 1995 Versus Nine Months Ended
          November 27, 1994
       The Company's net income for the first nine months of fiscal 1996 was $1,204 compared to a net loss of $1,191 for the first nine months of fiscal 1995. Net sales of $19,683 for the first nine months of fiscal 1996 decreased 1.8% compared to net sales of $20,050 for the first nine months of fiscal 1995. The sales decrease in fiscal 1996 is primarily attributable to a decline in AGVS sales due to the Company's reduced emphasis on the AGVS product line, with selling efforts related to the product currently confined to the parts and service business. Partially offsetting the decline in AGVS sales is an increase in sales of the Company's Cartrac product, principally in the automotive market.
       Gross profit as a percentage of sales was 24.2% for the first nine months of fiscal 1996 compared to 15.9% for the first nine months of fiscal 1995. The increase in gross profit percentage for the first nine months of fiscal 1996 is primarily attributable to a change in mix favoring the Company's traditional products, such as Order Selection and Cartrac. Contributing to the lower gross profit percentage in the fiscal 1995 comparable period were overhead expenses related to AGVS operations.
       Selling, general, and administrative expenses of $3,715 were lower by $312 in the first nine months of fiscal 1996 than in the comparable fiscal 1995 period. The favorable performance is due primarily to a reduction in selling expenses pertaining to the Company's AGVS product line. Also contributing to the favorable performance was the cost improvement measure of personnel reductions associated with the restructuring action that occurred during the fourth quarter of fiscal 1995.
       Net income associated with the AGV Asset Purchase Agreement consisted of income of $250 resulting from the reversal of accrued liabilities no longer required due to the recent settlement of the Apogee litigation.
     The Company did not recognize any expense or income during the comparable fiscal 1995 period.
       Product development costs of $282 were lower by $51 in the first nine months of fiscal 1996 than in the comparable fiscal 1995 period. Development programs in the first nine months of fiscal 1996 included improvements to the Order Selection and Sortation product lines, with particular emphasis aimed at Pick-To-Light and Small Parcel Sortation Systems. Development programs in the first nine months of fiscal 1995 included improvements to the AGVS and Order Selection product lines.
       Interest income of $117 was higher by $115 in the first nine months of fiscal 1996 than in the comparable fiscal 1995 period. The increase in interest income is primarily attributable to the higher level of funds provided by operations and available for short-term investments during fiscal 1996.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations (Continued)
     SI Handling Systems, Inc.

     Results of Operations - $(000's) (Continued)
     (a)  Nine Months Ended November 26, 1995 Versus Nine Months Ended
          November 27, 1994 (Continued)
       Interest expense of $13 was lower by $34 in the first nine months of fiscal 1996 than in the comparable fiscal 1995 period. The decrease in interest expense is primarily attributable to a lower level of borrowings under the Company's revolving credit facility during fiscal 1996.
       The favorable variance in other income, net, is primarily attributable to the strong performance recorded by the SI/BAKER, INC. joint venture.
       The Company incurred income tax expense of $212 during the first nine months of fiscal 1996 compared to the recognition of no income tax expense in the comparable fiscal 1995 period. During the first nine months of fiscal 1996, income tax expense was less than the statutory rate of 34% due to the recognition of previously unrecognized deferred tax assets which are anticipated to be realizable due to the current and projected profitability of the Company.

     (b)  Three Months Ended November 26, 1995 Versus Three Months
          Ended November 27, 1994
       Changes in the third quarter of the current fiscal year compared to the prior year were consistent with those previously noted above for the nine month period, except for the following areas.
       Gross profit as a percentage of sales was 22.9% for the third quarter of fiscal 1996 compared to 20.4% for the third quarter of fiscal 1995. The change is consistent with that noted above for the nine-month period; however, the comparable third quarter gross profit percentages were not materially impacted by the Company's performance on its AGVS contracts.
       Selling, general, and administrative expenses of $1,282 were higher by $35 in the third quarter of fiscal 1996 than in the comparable fiscal 1995 period. The slight increase is primarily attributable to the addition of resources aimed at restoring the Company's AGVS parts and service business subsequent to the end of the third quarter of fiscal 1995. The comparable fiscal 1995 period did not contain expenses related to the AGVS parts and service business due to the intended sale of the Company's AGVS product line to Apogee.
       The Company incurred income tax expense of $76 during the third quarter of fiscal 1996 compared to the recognition of no income tax expense in the comparable fiscal 1995 period.

     SI Handling Systems, Inc.


                PART II - OTHER INFORMATION

     Item 5.  Other Information

       On December 21, 1995, John W. Adams resigned as Director of the Company due to the increasing demands of his other business activities. The Board of Directors of the Company are currently involved in the selection process for his successor.
       Woodstead Associates, L.P. ("Woodstead") recently sold its remaining holdings (266,800 shares or 10.8%) of the Company's common stock in a private sale transaction. The Company, with authorization from its Board of Directors, repurchased 30,200 shares of the former
     Woodstead holdings at $6-13/32 and retired the shares.


     Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibit 27 - Financial Data Schedule

       (b) No reports on Form 8-K were filed during the quarter ended November 26, 1995.

     SI Handling Systems, Inc.





                                     SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SI HANDLING SYSTEMS, INC.
                                        (Registrant)

                                        /s/ Barry V. Mack
                                        Barry V. Mack
                                        Vice President - Finance
                                        (Signature)
     Dated:     01/10/96

                                                                 Schedule A











                            SI/BAKER, INC.

                         Financial Statements
                           November 30, 1995

     SI/BAKER, INC.
     Balance Sheets
     November 30, 1995 and February 28, 1995
       (In Thousands, Except Share Data)
                                                    November        February
     Assets                                         30, 1995        28, 1995
     Current assets:
         Cash and cash equivalents, principally
          time deposits                               $1,482           1,830
         Receivables:
          Trade                                          423             940
          Other receivables                               95              12
           Total receivables                             518             952

         Costs and estimated earnings in
          excess of billings                           1,000             271
         Inventories - purchased parts                    13              13
         Deferred income tax benefits                     30              30
         Prepaid expenses and other current assets        16               8

            Total current assets                       3,059           3,104

         Machinery and equipment, at cost                 68              57
          Less: accumulated depreciation                  18              11
         Net machinery and equipment                      50              46

         Deferred income tax benefits                      4               4

            Total assets                              $3,113           3,154

     Liabilities and Stockholders' Equity
     Current liabilities:
      Accounts payable                                $  709             586
      Customers' deposits and billings in
       excess of costs and estimated earnings            915           1,572
      Accrued salaries, wages, and commissions           162             122
      Income taxes payable                               241               6
      Accrued royalties payable                           74             257
      Accrued other liabilities                          165             108
         Total current liabilities                     2,266           2,651

     Stockholders' equity:
         Common stock, $1 par value; authorized
          1,000 shares; issued 200 shares                  -               -
         Additional paid-in capital                      200             200
         Retained earnings                               647             303
            Total stockholders' equity                   847             503

            Total liabilities and stockholders'equity $3,113           3,154

  SI/BAKER, INC.
     Statements of Operations
     Nine Months Ended November 30, 1995 and 1994
       (In Thousands)
                      Three Months Ended        Nine Months Ended
                   November 30, November 30, November 30, November 30,
                      1995         1994         1995         1994
     Net sales      $ 1,810        1,491        6,035        4,565
     Cost of sales    1,303        1,195        4,353        3,670

       Gross profit     507          296        1,682          895

     Selling, general,
         and
         administrative
         expenses       298          178          741          548
     Product
         development
         costs           40           44          131          136
     Royalty expense,
         net             73            -          239            -
     Interest
         income      (   23)      (   10)      (   71)      (   18)
    Other (income)
         expense,
         net              -            -            1       (   87)
                        388          212        1,041          579

     Earnings from
         operations
         before income
         taxes          119           84          641          316
     Income tax
         expense         56           34          297          123

     Net earnings    $   63           50          344          193


    SI/BAKER, INC.
    Statements of Cash Flows
    Nine Months Ended November 30, 1995 and 1994
      (In Thousands)

                                                   Nine Months Ended
                                                  November 30,   November 30,
                                                     1995           1994

     Cash flows from operating activities:
       Net earnings                                $   344            193
       Adjustments to reconcile net earnings
        to net cash provided (used)
        by operating activities:
         Depreciation of machinery and
          equipment                                      7              5
         Changes in operating assets and
          liabilities:
            Receivables                                434         (  516)
            Costs and estimated earnings
             in excess of billings                 (   729)        (  315)
            Prepaid expenses and other
             current assets                        (     8)        (   19)
            Accounts payable                           123            283
            Customers' deposits and
             billings in excess of costs
             and estimated earnings                (   657)           532
            Accrued salaries, wages, and
             commissions                                40         (    6)
            Income taxes payable                       235             31
            Accrued royalties payable               (  183)             -
            Accrued other liabilities                   57             96
     Net cash provided (used) by
       operating activities                         (  337)           284

     Cash flows used in investing activities:
       Additions to machinery and equipment         (   11)        (   19)

     Increase (decrease) in cash and cash
       equivalents                                  (  348)           265
     Cash and cash equivalents, beginning
       of period                                     1,830            806
     Cash and cash equivalents, end of period      $ 1,482          1,071

     Supplemental disclosure of cash flow
       information:
        Cash paid during the period for
         income taxes                              $    63             93

     EXHIBIT INDEX

     27 - FINANCIAL DATA SCHEDULE