Form 10-K405
period 1996-03-03
SI HANDLING SYSTEMS INC
filed 1996-05-31
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:                               Commission file number:
     March 3, 1996                                                0-3362


                            SI HANDLING SYSTEMS, INC.
             (Exact Name Of Registrant As Specified In Its Charter)


          Pennsylvania                                    22-1643428
(State Or Other Jurisdiction of             (I.R.S. Employer Identification No.)
          Incorporation)

 600 Kuebler Road, Easton, Pennsylvania                     18040
(Address Of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:                 610-252-7321

Securities registered pursuant to Section 12(b) of the Act:                 None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $1.00 Per Share
                                (Title Of Class)

(1) Has the registrant filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
     with the Commission?                                                   Yes.

(2)  Has the registrant been subject to such filing requirements for the past 90
     days?                                                                  Yes.

(3)  Number of shares of common stock, par value $1.00 per share, outstanding as
     of March 3, 1996:                                                2,441,341.

(4)  The aggregate market value of the voting stock held by non-affiliates as of
     May 23, 1996 was:                                              $22,323,000.

(5) Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10-K.          |X|

Documents incorporated by reference: the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on July 17, 1996 incorporated partially in Part III hereof.

                                             PART I


Item 1.   Business

     SI Handling Systems, Inc. (the "Company" or "SI") is a systems integrator that supplies automated materials handling systems to manufacturing, order selection, and distribution operations. The systems are designed, sold, manufactured, installed, and serviced by the Company, or by others for the
Company, at its direction, generally as labor-saving devices to improve productivity and reduce costs. The Company's products are utilized to automate the movement of products and are often integrated with other automated equipment, such as robots. The Company's systems involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. The Company develops and designs computer control programs required for the efficient operation of the systems. Thus, systems controls and product engineering are essential parts of the Company's business.
     The Company's backlog of orders at March 3, 1996 and February 26, 1995 was $10,488,000 and $16,665,000, respectively. The rate of new orders for major installations can vary substantially from month to month. Fluctuations in the Company's sales and earnings will occur in the event of an increase or decrease in major installations. The Company expects to fill, within the 1997 fiscal year, all of the March 3, 1996 backlog indicated above.

                                    Products
     Cartrac(R). Cartrac is a highly modular conveyor system which is used in a variety of applications. The system moves products to and through robotic and other automated manufacturing operations in the automotive, appliance, electronic, and other industries. Its features include high speed movement, precise positioning of workloads, independent control of carriers, and a broad range of size and load capacity. These features enable products to move rapidly to and between operations, stopping precisely at the work stations, as opposed to continuously moving production lines. Cartrac sales as a percent of total sales were 32.6%, 22.9%, and 15.8% for fiscal 1996, 1995, and 1994, respectively.
     A system includes a set of parallel metal tracks and holding stations. Carriers are propelled along the tracks by means of a spinning drive tube located between the tracks which is in contact with a specially designed drive wheel underneath the carrier. The speed of individual carriers can be changed by control of the angle of the drive wheel under the carrier. This permits gentle acceleration to speeds of up to 350 feet per minute and gentle deceleration to a complete stop. The average speed of a carrier in the system is 200 feet per minute.
     Cartrac can be mounted on walls and ceilings as well as floors and is suitable for installation in existing as well as new buildings. It is capable of vertical as well as horizontal movement and of right angle turning, thus saving space. Modular design also permits the system to be enlarged through the addition of components when higher volume or expanded systems become necessary.
     Cartrac has been installed in facilities in the United States, Europe, Japan, and Australia. Cartrac systems can also be combined with the Company's automated storage and retrieval systems ("AS/RS"), and with the Ordermatic order selection system, described below. A typical Cartrac system takes six to nine months to design, manufacture, and install.
     The Company also offers a Mini-Cartrac(R) system which provides the key features of the Cartrac system in a scaled-down version for the handling of loads from less than one pound up to 200 pounds. During fiscal 1993, SI introduced ROBOLITE Cartrac(R), the newest version of the Company's spinning tube conveyor system. The new system features an extruded aluminum frame that is lightweight and modular. This provides for flexibility and simplicity when designing systems.
     The ROBOLITE system is extremely reliable as it has few moving parts and requires little or no maintenance. ROBOLITE offers extremely accurate positioning and repeatability so it is ideally suited for robotic assembly and robotic welding systems. ROBOLITE offers a fast, accurate, reliable transportation system with controlled acceleration and deceleration for smooth operation with no vibration. The system can accommodate up to 500 pound loads at varying speeds up to 180 feet per minute.

     Switch-Cart(R). Switch-Cart systems are used in a wide variety of applications in distribution centers, warehouses, newspaper printing, and manufacturing plants. Switch-Cart sales as a percent of total sales were 2.5%, 2.8%, and 2.2% for fiscal 1996, 1995, and 1994, respectively.
     A system consists of an endless tow chain which engages and pulls four-wheel platform carts. Electronically or mechanically activated switches, similar to railroad track switches, automatically change the cart's destination or sidetrack it onto a spur. The tow chain and switches are imbedded in the floor so as not to interfere with vehicular or foot traffic. The carts can be manually operated when not engaged with the towline. Installations range from relatively simple one-loop systems to highly sophisticated computer directed multiple loop applications.
     Of varying dimensions and configurations, Switch-Cart systems are used in manufacturing operations ranging from soft goods to heavy industrial products. Switch-Carts can serve as a traveling workbench or assembly platform. They can be loaded and unloaded automatically and carry products through ovens, freezers, or spray areas. They can move goods in process, products, packages, or other materials horizontally and, through the use of ramps or elevators, vertically.
     The systems are used in newspaper operations for roll handling as well as in all types of warehouses; truck, rail, and freight terminals; and hospitals. They vary in length from a few hundred feet to over seven miles and can connect multi-building complexes. Switch-Cart systems can be integrated with other advanced materials handling systems such as high-rise storage and retrieval systems and automated production equipment to increase the utilization of those tools.
     Because the Company's Lo-Tow(R) tow chain used with the system is approximately three inches deep, Switch-Cart systems can be installed in existing one-story and multi-story buildings as well as newly constructed facilities.
     A typical Switch-Cart system requires approximately six months to engineer, manufacture, and install.

     Itematic(R). Itematic is an automated order selection system which selects and delivers items to packing or assembly stations. The system has been used to select or "pick" bottles, cassettes, automotive parts, and vials and can be used for other items such as small boxes and cartons. In addition to applications in the wholesale and chain drug field, Itematic is used for the selection of health and beauty aids, cosmetics, electronic components and parts, automotive parts, hardware, jewelry, contact lenses, and other products. Itematic technology continues to evolve, providing state-of-the-art controls, and the Itematic is one of the most advanced systems with the capacity to select and deliver automatically a variety of products in less than full case quantities.
     Modular in design, Itematic consists of storage shelves, adjustable lanes, picking heads, and belt takeaway conveyors. Operating under electronic control, Itematic selects the required number of pieces from the appropriate lanes. The unit can respond to commands in milli-seconds. Sequences can be pre-determined by invoice, family groups, optimum time sequence, or any other criteria depending upon user requirements.

     The capacity of the system depends on the number of shelf modules and picking heads. One picking head can serve from one to six shelf modules, and one system may contain a number of picking heads. Itematic can be operated manually using teletype input, semi-automatically using punched cards, punched or magnetic tape, or fully automatically using computers or microprocessors.
     The system is designed to provide greater speed and accuracy than manual or less automated order selection methods and to reduce product damage, pilferage, and labor costs.
     A typical Itematic system requires approximately six to nine months to engineer, manufacture, and install.

     Ordermatic(R). Ordermatic is an automated order selection system used primarily in large distribution centers. The system is designed to handle products packaged in full cartons or cases rather than unpacked items.
     The system consists of a series of tiered storage lanes which are inclined to allow cases to advance along controlled friction runners. Release mechanisms at the end of each lane allow the cases to escape in controlled amounts onto takeaway conveyors for delivery to shipping stations. The release mechanisms are activated electronically by computer and the merchandise arrives at the shipping area in the sequence desired. Various methods, ranging from manual to automated, are used to replenish the machines. Ordermatic systems can select cartons in various sizes ranging in weight from 1 to 60 pounds. Lane widths can be adjusted to fit various sizes.
     A typical Ordermatic requires approximately one year to design, fabricate, and install. Because of the large size of a typical system, an Ordermatic is normally installed in a new warehouse. Ordermatic systems are operating on three continents in such diverse applications as dry grocery, frozen foods, general merchandise, and electronic and automotive parts.
     The Company furnishes computer software programs as part of the Ordermatic system. The Company's software integrates its order selection equipment with other warehouse functions such as product receipt, storage location, inventory control, and shipping.

     Accupic(TM). SI introduced the Accupic System in February of 1995, as the latest addition to the Automated Order Selection Systems product offering.
Accupic is a new, state-of-the-art, pick-to-light system. It is a paperless picking system that increases the volume currently being picked manually in distribution centers and greatly improves picking accuracy. Bright red LED displays direct personnel through the picking sequence automatically. Pick lists are eliminated, throughput is increased, and errors are dramatically reduced. The system can be used for less-than-full case picking and for full case picking.

     Dispen-SI-matic(R). Dispen-SI-matic is an automated order selection system for less than full case picking. The Company entered into a renewable five-year licensing agreement effective August 22, 1989 with Knapp, an Austrian firm, to acquire the exclusive right to sell, engineer, manufacture, and install the Dispen-SI- matic product throughout North America. The licensing agreement, which is automatically renewable for additional one-year terms, currently extends through August 22, 1996. The system complements the Itematic rather than replaces it. The most important feature of the Dispen-SI-matic is that it can operate up to 10 times faster than the Itematic. The Itematic, however, can handle a wider range of oddly shaped packages. Order Selection sales, which are comprised of Ordermatic, Itematic, and Dispen-SI-matic sales (including sales of Automated Mail Order Pharmacy Systems to the SI/BAKER, INC. ("SI/BAKER") joint venture), as a percent of total sales were 40.9%, 46.1%, and 37.8% for fiscal 1996, 1995, and 1994, respectively.

     The Dispen-SI-matic is an A-frame modular structure style of automatic picking machine. The machine is made up of individual blocks or modules, any number of which can be integrated over the conveying belt at any desired location. Every module contains a variable number of channels, with each channel having its own dispensing unit. Product is dispensed onto a central gathering belt which in turn deposits product into a tote bin. The number of orders which the automatic picking line can handle at any one time depends on the size of the line.
     In fiscal 1992, the Company introduced the Dispen-SI-matic Medium Mover. This machine was introduced because research of the movement data indicated that in some applications it was not necessary to have a dispenser for each product in the system. The concept was to have a single traveling dispenser serve numerous channels of product, thereby decreasing the cost of a system and making the system justifiable for smaller or slow-moving distribution operations.
     The Dispen-SI-matic serves the same markets as the Itematic and the choice of system is application specific. A typical Dispen-SI-matic system requires approximately six to nine months to engineer, manufacture, and install.

     Sortation Systems. The Company provides a high speed, computer-controlled tilt-tray sortation system for sorting general merchandise. The system is available with either Flat Tray or Gullwing (an SI exclusive) carriers and offers both Bull Gear and Caterpillar drives. The Company offers a unique Electro Mechanical Tripper that does not require air for operation. SI sortation systems blend manual and automated induction with bar code reading and computed destination.
     In February of 1995, SI introduced a family of newly developed "small parcel sorting systems". These systems consist of a family of diverters which can sort packages up to 10 pounds in weight with a maximum size of 12" x 12" x 18". Sortation rates of up to two pieces per second can be achieved with each sorter mechanism. Compressed air is not required as SI utilizes its proven dispenser design which only requires electric power to operate. This product will complement SI's other products in the order selection marketplace. Sortation sales as a percent of total sales were 0.8%, 0.0%, and 2.9% for 1996, 1995, and 1994, respectively.
     A typical sortation system requires approximately six to nine months to engineer, manufacture, and install.

     Automated Guided Vehicle Systems. See Item 3. Legal Proceedings for information on the rescinded sale of the Company's AGVS product line to Apogee Robotics, Inc. ("Apogee"). In mid-April, 1995, the balance of the Company's AGV operations in Rochester Hills, Michigan, consisting primarily of parts and service support, relocated to a more appropriately sized facility in Sterling Heights, Michigan. With AGV's talented human resources depleted, except for aftermarket capabilities, the Company has sought no new AGV systems business. However, as the affirmed owner of the former BT Systems AGV technology, the Company is currently assessing several alternatives to ascertain its best strategic position for the product.
     The Company has supplied Sideloading Forklift, Backloading Forklift, Unit Load, Platform and Towing Automated Guided Vehicle Systems. Automated Guided Vehicle Systems sales as a percent of total sales were 1.6%, 10.6%, and 22.2% for fiscal 1996, 1995, and 1994, respectively.

     Automated Storage/Retrieval Systems (AS/RS). On March 31, 1992 the Company concluded the acquisition of all of the outstanding capital stock of BT Systems, Inc. ("BT Systems"). BT Systems also offered a wide range of capability in Automated Storage and Retrieval Systems ("AS/RS") for which the Company had already possessed a strong technology base following its acquisition of the Hartman product lines three years earlier, coupled with its long standing technical partnership with Ishikawajima Harima Industries (IHI) in Japan.

     In June, 1989 the Company purchased certain assets of the SPS-Hartman Systems Division from SPS Technologies. The acquired AS/RS products consist of the Hartman(TM)unitload, Autocube(TM) miniload, man-aboard Hustler(TM) and Autotrieve(TM) tote handling systems, along with the appropriate integrated systems software. Existing customers, with well over 600 installed systems, are fully supported by SI on their system expansion, service, and spare parts requirements.
     The acquired products and certain personnel were integrated into the Company's existing Easton, PA facility where the functions of sales, system engineering, system integration, manufacturing, installation, training, service and spare parts are located.
     This purchase represented an expansion of the product and system offerings to the manufacturing, order selection, and distribution markets where the Company is currently a leading supplier of automated computer integrated materials handling systems. Automated Storage/Retrieval Systems sales as a percent of total sales were 0.6%, 0.7%, and 2.6% for fiscal 1996, 1995, and 1994, respectively.

     Computer Control Systems. The Company has the capability to offer a materials handling system fully integrated with an information processing system to regulate the materials handling process. The Company has control programs for all of its products and possesses the ability to integrate its proprietary equipment in combination with purchased components such as conveyors to provide a total materials handling system, including the computer operations for controlling, supervising, and monitoring the movement, storage, and inventory of products in the system.
     The Company is a recognized IBM Plant Operations Business Partner and all systems operate on an IBM Industrial PS/2 platform.
     The Company's materials handling products operate under computer direction through SI software designed to integrate the components of factory automation systems, and when integrated with robots and other high technology components, provide computer controlled flexible manufacturing systems ("FMS").

     Mail  Order  Pharmacy.   On  March  1,  1993,  the  Company  and  Automated
Prescription  Systems,  Inc.  ("APS")  of  Pineville,  Louisiana  formed a joint venture, SI/BAKER, INC. ("SI/BAKER"). SI/BAKER draws upon the automated materials handling systems experience of the Company and the automated pill counting and dispensing products of APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
     Since 1976, the Company has provided order filling machines and systems to the wholesale and retail distribution marketplace. Prior to fiscal 1994, the Company installed automated pharmacy systems at five domestic sites and one international site. The Company's proprietary products, Itematic and Dispen-SI-matic, coupled with it's strong computer integration skills, provide its customers with state-of-the-art split case order filling systems which lower the cost of distributing products.
     APS, the leading manufacturer of automated tablet and capsule counting and dispensing machines since 1972, has systems in place in retail, hospital, and mail order pharmacies throughout the United States and Canada. APS also markets robotic, automated prescription filling systems primarily for use in high volume pharmacy operations. APS' products have lowered the costs of filling prescriptions and increased the time available to the pharmacist for customer counseling.
     The joint venture, SI/BAKER, was formed to address the rapidly evolving automation needs of managed care pharmacy operations which fill prescriptions by mail for the clients of health care provision plans. The demographics of the aging population in the United States and the emphasis on reduced health care costs, of which prescription costs are a major part, is the driving force behind the automation of mail order pharmacy operations. The industry is expected to continue to grow rapidly through the year 2000. SI/BAKER focuses on providing technologically advanced, error free, automated prescription filling systems to this growing market.

Information pertaining to the SI/BAKER joint venture is included in Note 12 of Notes to Financial Statements. See also Contingencies in Note 9 of Notes to Financial Statements.

     Product Warranty. The Company's products are warranted against defects in materials and workmanship for a specified period.

                                    Marketing
     Sales of the Company's products in the United States and Canada are made through the Company's own sales personnel and independent sales representative firms and a licensee specializing in selling materials handling equipment. Approximately 20 employees are engaged in sales, advertising, and marketing activities. The Company's independent sales representatives and licensee, by agreement, may not sell systems competitive with those of the Company.
     The Company's systems are sold on a fixed price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has been tested in place.
     The Company's customers include major manufacturers and distributors of a wide variety of products, as well as common carriers and national retail chains. A substantial amount of repeat business has been achieved through the sale of additional systems to the same customer, additions to systems already installed, and parts and service.

                                   Competition
     The materials handling field includes many products, devices, and systems competitive with those of the Company.
     The Company's Cartrac system competes with various alternative materials handling systems, including automatic dispatch cart, power and free, and belt and roller conveyor systems; however, the Company believes that the Cartrac system's advantages, such as controlled acceleration and deceleration, high speed, individual carrier control, and right angle turning, are significant distinctive features.
     There are four principal competitors supplying equipment similar to the Company's Switch-Cart system who are well established in terms of sales and financial resources. Competition in the automatic dispatch cart field is primarily in the areas of price, experience, and product performance.
     The Itematic and Dispen-SI-matic systems compete primarily with manual picking methods and the Dispen-SI-matic also competes with similar devices provided by two other manufacturers. They are both general purpose "broken case" automated order selection systems that have been sold for picking items of non-uniform configuration. The Company believes that the Itematic and Dispen-SI-matic systems provide greater speed and accuracy than manual methods and reduce damage, pilferage, and labor costs. Pick-To-Light systems are becoming more advanced and now provide higher picking rates than they have in the past. In February of 1995, the Company introduced its own Pick-To-Light system (Accupic) into the marketplace. Numerous companies now provide this type of system which has resulted in more competition to the Company's own automated systems offerings.
     The Company's tilt-tray sortation system (encompassing both Flat Tray and Gullwing) competes primarily with other tilt-tray sortation systems, as well as belt sorters and roller conveyor sorters. Tilt-tray sorters, as opposed to belt and roller sorters, are generally used when higher throughput is required. Slat and shoe sorters are increasing throughput capabilities and are beginning to realize gains in market share as compared to tilt-tray sorters. SI introduced the family of small parcel sorters to participate in the markets that distribute small, light weight packages. These sorters will be sold mainly to companies in the mail order merchandise industry.

     There are approximately ten other companies that supply Automated Storage/Retrieval Systems and approximately five other companies that supply Automated Guided Vehicle Systems. The Company does not attempt to sell new AS/RS or AGV systems, but concentrates its efforts on the parts, service, and rehab business. Due to the decline in AGVS sales in the U.S. over the past two years, competition on the basis of price has increased in an attempt to garner all potential business.
     The Company knows of no product comparable to its Ordermatic system. There are other approaches to mechanizing and automating the storage and order picking functions in warehouses and distribution centers, but the Company believes that none is as fully automated as Ordermatic.
     New technology is constantly being developed in the materials handling field. As in the case of other technically oriented companies, there is a risk that the Company's business may be adversely affected by technological advances in the materials handling field; however, the Company believes that its competitive advantages include its reputation in the materials handling field, its patents, and its experience and proven capabilities in the markets in which it concentrates. Its disadvantages include its relatively small size as compared to certain of its larger competitors.

                                  Raw Materials
     The Company has not been adversely affected by energy or raw materials shortages. Its principal plant uses natural gas for heating and electricity to operate its machinery. The principal raw material purchased by the Company is steel which the Company purchases from various suppliers.

                              Patents And Licenses
     Significant design features of the Cartrac, Switch-Cart, Sortation, AGV, Itematic, and Ordermatic systems are covered by patents or patent applications in the United States.
     The Company has approximately 120 patents with lives that expire through September 2006. The Company believes that it has approximately 20 significant patents. These patents when used in conjunction with the remaining 100 patents enable the Company to build quality automated materials handling systems. The perceived significant patents have useful lives expiring through January 2005. The significant patents pertain mainly to the following areas: vehicles and carrier design, loading and unloading products, speed and precision control, track design and assembly, and accumulation of vehicles.
     Of greater value than the protection provided by patents is the intellectual knowledge assembled over many years of application experience into a mass of accumulated technical expertise possessed by a stable and dedicated work force.
     During fiscal 1991, the Company entered into a 10-year licensing agreement with Robotrac, Inc. (a company of Heico, Inc.) of Addison, Illinois whereby SI markets and manufactures Robotrac products, systems, and services along with the Company's complete line of materials handling solutions. Under the terms of the license agreement, the Company pays royalties to Robotrac, Inc. based on net sales of Cartrac products and services. Royalty expense relating to the Robotrac licensing agreement for fiscal years 1996, 1995, and 1994 was $501,000, $385,000, and $283,000, respectively.
     During fiscal 1990, the Company entered into a renewable five-year licensing agreement with Knapp to acquire the exclusive right to sell, engineer, manufacture, and install the Dispen-SI-matic product throughout North America. Under terms of the license agreement which is automatically renewable for one-year terms and currently extends through August 22, 1996, the Company pays royalties to Knapp based on the number of dispensers per system with a minimum payment applicable to each system. Royalty expense relating to the Knapp licensing agreement for fiscal years 1996, 1995, and 1994 was $125,000, $262,000, and $140,000,
respectively.
     During fiscal 1988, the Company sold its European product rights and technology to its former French licensee. However, as part of the sales agreement, the Company acquired a 5% ownership position in a newly formed company created by the buyer to conduct the materials handling business in Europe. In fiscal 1994, the Company relinquished its 5% ownership position.
     In June 1979, the Company entered into an agreement with its Japanese joint venture partner (see "Business-Foreign Operations") to acquire technology for totally integrated computer controlled transport and storage systems. The joint venture was dissolved during fiscal 1989 and in return the Company acquired U.S. market rights to the Japanese joint venture partner's products.

                               Product Development
     Product development costs, including patent expense and amortization, were $395,000, $490,000, and $182,000 for fiscal years 1996, 1995, and 1994, respectively. In a continuation of programs initiated in fiscal 1995, the Company's development efforts in fiscal 1996 were concentrated on the small parcel sortation system and the Pick-To-Light technology. The small parcel sorter is an essential and significant component of a large systems integration contract that neared completion at the end of fiscal 1996. Orders for Pick-To-Light systems have also been received, and it is expected that the product will play a significant role in warehousing and distribution market strategy. Fiscal 1995's development expenses also contained charges relating to the AGV product incurred prior to the failed sale of that product to Apogee. During fiscal 1994, the majority of the Company's development efforts had been directed at the Automated Guided Vehicle, Dispen-SI-matic, and ROBOLITE Cartrac systems.

                                    Employees
     The Company employs 124 persons in the United States. Its staff includes 6 executive employees, 88 office employees including salespersons, draftspersons and engineers, and 30 production personnel. A reduction of 16 production personnel occurred during the second half of fiscal 1996, reflecting both a decline in backlog as well as a change in the mix of product sales from manufactured to purchased. The decline in office employees during the previous year, fiscal 1995, was due primarily to the termination of employees associated with the AGVS product line formerly located in Rochester Hills, Michigan. In addition, approximately ten positions were eliminated due to a business unit restructuring program initiated at the end of fiscal 1995.
     The production personnel were unionized in January 1971 by the United Steelworkers of America. The Company's management and union personnel failed to reach a new collective bargaining agreement when the union contract expired on May 1, 1994. Production personnel were on strike through May 15, 1994 at the Company's Easton, Pennsylvania location. Management and union personnel reached a new three-year agreement, expiring April 27, 1997. The Company provides life insurance, major medical insurance, retirement programs, and paid vacation and sick leave benefits, and considers its relations with employees to be satisfactory.

                           Business Foreign Operations
     In order to reduce losses and focus on the large North American market, the Company discontinued operations in Europe during fiscal 1988 and sold its European product rights and technology to its former French licensee. However, the Company acquired a 5% ownership position in the new European organization. In fiscal 1994, the Company relinquished its 5% ownership position. An existing licensing agreement covering the production and sale of the Company's products in Australia has not been affected by the sale of product rights and technologies to the French firm.
     The Company was engaged in a joint venture with Ishikawajima-Harima Heavy Industries Co. (IHI), a Japanese company. The joint venture was dissolved during fiscal 1989 and a new agreement between the Company and IHI was adopted granting a royalty-free license to manufacture and sell designated products.


Item 2.   Properties and Leases

     The Company's principal offices and its manufacturing facilities are located in a 173,000 square foot concrete, brick, and steel facility in Easton, Pennsylvania. The original building was constructed in 1963 and has been expanded several times, the latest having been a 30,000 square foot addition completed in September 1981. The Company holds the deed to its facilities and the 20 acre site on which they are located. Financing for the property, including construction and subsequent additions, was arranged by Easton Area Industrial Developers, Inc., a non-profit industrial promotion corporation organized by the Easton Area Chamber of Commerce, providing favorable interest rates through the Pennsylvania Industrial Development Authority.
     The Company also leased approximately 64,000 square feet of office and shop space in Rochester Hills, Michigan. The lease ran through December 31, 1996; however, the Company terminated the lease as of April 30, 1995. All assets associated with this facility were either disposed of or transferred to the Company's Easton location or a newly leased smaller facility in the Sterling Heights, Michigan area from which the Company conducts AGV aftermarket business.
     Substantially all of the machinery and equipment in the Easton location is owned by the Company and is unencumbered.


Item 3.   Legal Proceedings

     During the fourth quarter of fiscal 1996, the litigation with Apogee Robotics, Inc. ("Apogee") and AGV Acquisitions Corporation ("AGVA") previously reported was settled pursuant to a Settlement Agreement which was approved by the bankruptcy court, and the final Order of Dismissal was entered on December 1, 1995. As part of the Settlement Agreement, the parties agreed to the following: during the fourth quarter of fiscal 1996, the Company paid Apogee $150,000 and returned the original certificate for 100,000 of Apogee preferred shares; Apogee transferred any right, title or interest it may have had in the Company's automated guided vehicle assets to the Company and disclaimed any interest in the assets; and the parties released all claims that they may have had against each other.
     On April 15, 1996, a competitor filed suit in the United States District Court for the Northern District of Illinois against the Company, its SI/BAKER joint venture, and APS alleging that certain of the products of SI/BAKER infringe a patent held by the competitor. The competitor is seeking monetary damages and a royalty related to future sales by SI/BAKER of its products. The management of both the Company and SI/BAKER, supported by its legal counsel, believe that SI/BAKER products do not infringe the competitor's patent, and it is more likely than not that the Company and SI/BAKER will prevail if the matter is adjudicated. The management of both the Company and SI/BAKER believe that the ultimate resolution of this matter will not have a material adverse effect on the Company and SI/BAKER whether resolved through adjudication or settlement.
     The Company is presently engaged in certain other legal proceedings besides the litigation noted above which, in the opinion of the Company counsel, present no significant risk of material loss to the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 3, 1996.
     Information with respect to the executive officers of the Company is contained in Part III hereof and is incorporated by reference in this Part I.

                                     PART II


Item 5. Market For The Registrant's Common Stock And Related Security Holder Matters

     The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "SIHS." The high and low sales prices for the past two fiscal years are as follows:

                                                Fiscal 1996*                   Fiscal 1995*
                                             High        Low               High         Low
First Quarter...............................  7        5 23/32              9 1/2     6
Second Quarter..............................  7 5/6    5 2/3                6 5/6     5 1/3
Third Quarter...............................  8 3/4    6 1/2                6 2/3     5
Fourth Quarter..............................  8        5 3/4                6 5/6     5

*Adjusted for three-for-two stock split that was distributed in August 1995.

     The Company paid cash dividends of 6 2/3 cents per share in fiscal 1996, 1995, and 1994, after adjustment for the three-for-two stock split that was distributed in August 1995.
     The number of shareholders of the Company's Common Stock at March 3, 1996 was 1,352.
     Closing market price on May 23, 1996 was 10 3/8.

Item 6.   Selected Financial Data
     (Dollars in thousands, except per share figures)

                                         1996         1995        1994        1993        1992
Fiscal Year Ended                       3/03/96     2/26/95     2/27/94     2/28/93     3/01/92
Net sales.............................  $25,786       28,631      29,282     28,998      20,840
Net earnings (loss)*..................    1,625     (  1,468)        206        524       1,237
Net earnings (loss) per
  share**.............................      .66     (    .60)        .08        .21         .51
Total assets..........................   12,570       13,136      13,204     15,197      13,945
Long-term obligations
 including capital lease
 obligations..........................      150          665         137        136         144
Cash dividends per share***...........      .07          .07         .07        .07           -

* Fiscal 1995 included approximately $525,000 of expenses relating to the rescinded Apogee transaction (see Note 8 of Notes to Financial Statements), $1,700,000 of losses associated with the AGVS product line, and $190,000 in corporate restructuring charges. Fiscal 1996 includes approximately $436,000 of income relating to the rescinded Apogee transaction.
** On July 18, 1995, the Board of Directors declared a three-for-two stock split that was distributed on August 11, 1995 to shareholders of record on July 31, 1995. On October 9, 1991, the Board of Directors declared a 10% stock dividend payable on November 4, 1991 to shareholders of record on October 21, 1991. Net earnings (loss) per share for all periods presented reflect the three-for-two stock split and the 10% stock dividend and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options.
*** Adjusted from 10 cents per share for the three-for-two stock split that was distributed in August 1995.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Business Unit Restructuring
     In February of 1995, a structural reorganization of the Company was implemented whereby five distinct business units have been formed. The business unit concept is intended to create focused business elements where objectives and performance can be established and evaluated producing a synergistic impact on the total corporate entity. The units consist of two that possess the Company's products and which have responsibility for marketing, development, and application of those products. The Warehousing and Distribution Systems ("WDS") unit possesses Dispen-SI-matic(R), Sortation, Itematic(R), and Ordermatic(R), while the Production and Assembly Systems ("PAS") unit offers Switch-Cart(R), Cartrac(R), and Automated Storage/Retrieval Systems to its markets. The
Manufacturing and Assembly Services ("MAS") unit provides manufacturing, inventory procurement and control service, on a competitive basis, to WDS and PAS and also seeks to sell component manufacturing service to markets outside the materials handling arena. The Customer and Software Services ("CSS") unit is multi-faceted, providing customer services principally in the materials handling aftermarket area, as well as software and controls engineering, and installation services to WDS and PAS, on a competitive basis, or to other customers outside the traditional materials handling market. A fifth business unit, Corporate Services, provides accounting, general and corporate services, on a fee basis, to the other business units and also derives some of its income by assessing a royalty on the aftermarket business activity of CSS. Each of the units has an approved plan against which its performance will be monitored and measured.

Liquidity And Capital Resources
     The Company's cash and cash equivalents increased to $1,335,000 during fiscal 1996 from $571,000 at the end of fiscal 1995. The increase resulted from cash provided by operating activities totaling $4,049,000, proceeds of $170,000 from the disposition of equipment associated with Automated Guided Vehicle ("AGV") operations at the Company's former Rochester Hills, Michigan location, and proceeds of $33,000 from the sale of treasury stock in connection with the employee stock option plan. Partially offsetting the increase in cash and cash equivalents were the repayments of long-term debt of $23,000 and the revolving credit loan payable to bank of $500,000, purchases of short-term investments of $2,414,000, purchases of capital equipment of $178,000, the payment of $164,000 in cash dividends to shareholders, and the payment of $208,000 in connection with the repurchase and retirement of the Company's common stock. Funds used by operating activities in fiscal 1995 were $195,000, while funds provided by operating activities in fiscal 1994 were $397,000.
     The Company has a $5,000,000 committed revolving credit facility which is secured by a lien position on accounts receivable, land, and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during fiscal 1996. The term of the original agreement was for three years with an expiration date of July 31, 1996; however, effective March 1, 1996, the Company's principal bank amended certain covenants to allow the Company greater operating flexibility and extended the expiration date of the revolving credit facility to July 31, 1998. During fiscal 1996, the highest level of borrowing under the committed revolving credit facility was $500,000, with borrowings limited to approximately five days in the first month of the fiscal year.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)

Liquidity and Capital Resources (Continued)
     During fiscal 1995, the Company announced the sale of its Automated Guided Vehicle Systems ("AGVS") product line to Apogee Robotics, Inc. ("Apogee") as described in Note 8 of Notes to Financial Statements. The Company contended that the closing occurred in escrow; that the conditions for consummating the closing and terminating the escrow were never satisfied; and that, as a result the sale never transpired. Litigation regarding the closing ensued between the Company and Apogee; however, the Company negotiated a Settlement Agreement with Apogee which was approved by the bankruptcy court, and the final Order of Dismissal was entered on December 1, 1995.
     As part of the Settlement Agreement, the parties agreed to the following: during the fourth quarter of fiscal 1996, the Company paid Apogee $150,000 and returned the original certificate for 100,000 of Apogee preferred shares; Apogee transferred any right, title or interest it may have had in the Company's Automated Guided Vehicle assets to the Company and disclaimed any interest in the assets; and the parties released all claims that they may have had against each other. At March 3, 1996, remaining costs of $80,000 are accrued for the balance of lease costs and other expenses associated with the Settlement Agreement.
     The Company has not accepted new AGVS contracts since October 6, 1994, the closing date of the failed sale of the AGV business to Apogee, but remains liable to complete existing AGVS contracts. The Company believes that it will be able to complete existing contracts and presently is continuing the sale of parts and other services relative to AGVS.
     On July 18, 1995, the Board of Directors of the Company declared a three-for-two stock split that was distributed on August 11, 1995 to the shareholders of record on July 31, 1995. The purpose of the stock split was to increase the number of outstanding shares and broaden ownership and availability of the Company's common stock.
     The Company anticipates that its financial resources consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements in the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

Results Of Operations - 1996 Compared To 1995
     The Company's net earnings for fiscal 1996 were $1,625,000 compared to a net loss of $1,468,000 for fiscal 1995. Backlog at the end of fiscal 1996 was
$10,488,000 with the majority of the backlog pertaining to Cartrac and Dispen-SI- matic contracts.
     Net sales of $25,786,000 for fiscal 1996 decreased 9.9% compared to net sales of $28,631,000 for fiscal 1995. The sales decrease in fiscal 1996 was primarily attributable to a decline in AGVS and Order Selection sales. The decline in AGVS sales was due to the Company's reduced emphasis on the AGVS product line, with selling efforts related to the product currently confined to the parts and service business. The decline in Order Selection sales, principally Dispen-SI-matic systems, was due to the fiscal 1995 period containing several large contracts on which a significant amount of progress was accomplished. Partially offsetting the decline in AGVS and Order Selection sales was an increase in sales of the Company's Cartrac product, principally in the automotive market.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)

Results Of Operations - 1996 Compared To 1995 (Continued)
     Gross profit as a percentage of sales was 24.6% for fiscal 1996 compared to 19.5% for fiscal 1995. The increase in the gross profit percentage for fiscal 1996 is primarily attributable to reduced overhead expenses. The reduction is largely accounted for by the elimination during the second half of fiscal 1995 of overhead expenses relating to the AGV systems operation in Rochester Hills, Michigan. Further reductions in overheads, though deemed immaterial by the Company's management, occurred as a result of the business unit restructuring whereby certain personnel costs relating to indirect and support activities of project engineering formerly charged to cost of sales are now classified with the selling, general and administrative expenses of the business units to which the efforts of those personnel are now directed. The dynamics of the business unit structure requires members to be diversely engaged in all needs of the unit and not be limited to cost of sales functions. Also contributing to fiscal 1996's improved gross profit is a change in mix favoring traditionally higher margin, lower risk products and services, including aftermarket. Partially offsetting the aforementioned increases in gross profit percentage for fiscal 1996 were additional costs associated with executing and concluding several AGVS contracts and higher costs associated with first-time design inefficiencies relating to the Company's new small parcel sortation system aimed at improvements to mail order distribution operations. Contributing to the low gross profit percentage in fiscal 1995 were difficulties in executing and concluding several AGVS contracts as additional costs became necessary to meet contractual throughput and durability requirements and overhead expenses related to AGVS operations.
     Selling, general, and administrative expenses of $5,153,000 were lower by $905,000 in fiscal 1996 than in fiscal 1995. The favorable performance was primarily due to a reduction in selling expenses pertaining to the Company's AGVS product line. Also contributing to the favorable performance was the cost improvement measure of personnel reductions associated with the restructuring action that occurred during the fourth quarter of fiscal 1995.
     During fiscal 1996, the Company recognized net income of $436,000 associated with the settlement of the litigation pertaining to the rescinded AGV Asset Purchase Agreement. The net income included the impact of the favorable and expeditious resolution of the Apogee dispute where the terms and legal costs associated with the settlement were substantially more favorable than provided in the prior year. During fiscal 1995, net expense of $525,000 associated with the rescinded sale transaction and the AGV product line included estimated legal fees, lease termination costs, and the reduction to net realizable value of certain AGV related inventory and fixed assets offset by the remaining negative goodwill associated with the AGVS product line.
     Product development costs of $395,000 were lower by $95,000 in fiscal 1996 than in fiscal 1995. Development programs in fiscal 1996 included improvements to the Order Selection and Sortation product lines, with particular emphasis aimed at the Accupic Pick-To-Light and small parcel sortation systems. During fiscal 1995, the Company concentrated its development efforts primarily in the Sortation, Order Selection, and, prior to the failed sale of the AGV business to Apogee, the Automated Guided Vehicle product lines. The Company introduced a small parcel sortation system and the Accupic Pick-To-Light order management system during fiscal 1995.
     Interest expense of $17,000 was lower by $54,000 in fiscal 1996 than in fiscal 1995. The decrease in interest expense was primarily attributable to the low level of borrowings under the Company's revolving credit facility during fiscal 1996.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)

Results Of Operations - 1996 Compared To 1995 (Continued)
     Interest income of $175,000 was higher by $172,000 in fiscal 1996 than in fiscal 1995. The increase in interest income was primarily attributable to the higher level of funds provided by operations and available for short-term investments during fiscal 1996.
     Equity in income of joint venture represented the Company's proportionate share of its investment in SI/BAKER, INC. which is being accounted for under the equity method. The favorable variance in the equity in income of joint venture was attributable to SI/BAKER's growth in revenues and gross profit percentage reduced by increased royalty costs and selling, general, and administrative expenses, including accrued legal costs associated with the patent infringement litigation.
     The favorable variance in other expense (income), net, was primarily attributable to an increase in royalty income and service fees related to the SI/BAKER, INC.
joint venture.
     The Company incurred income tax expense of $212,000 during fiscal 1996 compared to the recognition of no income tax expense in fiscal 1995. During fiscal 1996, income tax expense was less than the statutory rate of 34% due to the recognition of previously unrecognized deferred tax assets which are anticipated to be realizable due to the current and projected profitability of the Company. The Company did not recognize an income tax benefit during fiscal 1995 due to the uncertainty of realization of additional deferred tax assets.

Results Of Operations - 1995 Compared To 1994
     Net sales of $28,631,000 for fiscal 1995 decreased 2.2% compared to net sales of $29,282,000 for fiscal 1994. The sales decrease in fiscal 1995 was due to a low rate of new orders received during the early part of the 1994 calendar year. However, the Company was the recipient of several large contracts subsequent to the first quarter of fiscal 1995 and finished the year with a backlog of $16,665,000. The majority of the backlog pertained to Cartrac and Dispen-SI-matic contracts.
     Gross profit as a percentage of sales was 19.5% for fiscal 1995 compared to 19.8% for fiscal 1994. The continued low level of gross profit performance resulted primarily from difficulty in executing and concluding several AGVS contracts. Also contributing to the low gross profit percentage were first-time design inefficiencies associated with a new Cartrac application aimed at improvements for automotive engine casting operations, added costs associated with outside sourcing necessitated by a brief work stoppage, and an increasing content of lower margin ancillary equipment and systems integration services pertaining to two large Order Selection contracts.
     Selling, general, and administrative expenses of $6,058,000 were higher by $505,000 in fiscal 1995 than in fiscal 1994. The increase was attributable to the addition of resources consistent with the Company's strategic plan to grow the business as a systems integrator, facility costs pertaining to the Rochester Hills location during its non-operating second half of fiscal 1995, and severance costs associated with restructuring the Company's operations. Partially offsetting the increase was a reduction in overhead-related salaries associated with the Company's Automated Guided Vehicle Systems product line which was sold effective August 26, 1994 and which was later rescinded. For more information regarding this matter, see Note 8 of Notes to Financial Statements.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)

Results Of  Operations  - 1995  Compared  To 1994  (Continued)  Net  expense  of
     $525,000 associated with the AGV Asset Purchase Agreement
pertained to legal and professional fees to vigorously prosecute the adversary proceeding instituted by AGV Acquisitions Corporation ("AGVA"), reductions in the net realizable values of certain assets, and facility charges related to the closure of the Company's Rochester Hills, Michigan location due to the failure of the closing process between the Company and AGVA for the sale of the Company's Automated Guided Vehicle Systems product line. Partially offsetting this charge was the recognition of the remainder of the unamortized balance of the excess of acquired net assets over costs.
     Product development costs of $490,000 were higher by $308,000 in fiscal 1995 than in fiscal 1994. During fiscal 1995, the Company concentrated its development efforts primarily in the Sortation, Order Selection, and, prior to the failed sale of the AGV business to Apogee, the Automated Guided Vehicle Systems product lines. The Company continued its commitment as systems integrators by introducing a small parcel sortation system and the Accupic Pick-To-Light order management system. During fiscal 1994, the primary development efforts were applied to gain competitive advantages in the Automated Guided Vehicle Systems product line. Costs for product enhancements included as part of contractual commitments were charged to cost of sales. During fiscal 1994, the Company developed an Automatic Reel Loading capability and improved its systems integration strengths in this manner.
     The increase in interest expense from fiscal 1994 to fiscal 1995 was due primarily to the increased level of interest rates related to borrowings from the Company's principal bank.
     Interest income for fiscal 1995 declined as a result of lower invested balances.
     The unfavorable variance in other expense (income), net, was primarily attributable to the fiscal 1994 comparable period containing non-recurring income from foreign exchange transactions, collections on accounts receivable previously recognized as uncollectible, and a refund of insurance premiums relating to redundant policies cancelled in earlier periods due to the consolidation of the Company's risk management function for both its operating locations. Partially offsetting the unfavorable variance was royalty income related to the SI/BAKER joint venture.
     The Company did not recognize an income tax benefit during fiscal 1995 due to the uncertainty of realization of additional deferred tax assets. During fiscal 1994, there was no income tax expense due to the recognition of previously unrecognized deferred tax assets.

Item 8.   Financial Statements and Supplementary Data

                                    I N D E X


o    Independent Auditors' Report.


o    Financial Statements:
        Balance sheets, March 3, 1996 and February 26, 1995.

        Statements of operations for the years ended March 3, 1996, February 26, 1995, and February 27, 1994.

        Statements of stockholders' equity for the years ended March 3, 1996, February 26, 1995, and February 27, 1994.

        Statements of cash flows for the years ended March 3, 1996, February 26, 1995, and February 27, 1994.

        Notes to financial statements.


o Schedule for the years ended March 3, 1996, February 26, 1995, and February 27, 1994:

                     II - Valuation and qualifying accounts


o All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          Independent Auditors' Report



The Board of Directors and Stockholders
SI Handling Systems, Inc.:

We have audited the financial statements of SI Handling Systems, Inc. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SI Handling Systems, Inc. as of March 3, 1996 and February 26, 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended March 3, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                       /s/ KPMG Peat Marwick LLP
                                                       KPMG Peat Marwick LLP


Allentown, PA
May 3, 1996

SI HANDLING SYSTEMS, INC.
Balance Sheets
March 3, 1996 and February 26, 1995
     (In Thousands, Except Share Data)

                                                                              1996        1995
Assets
Current assets:
   Cash and cash equivalents, principally
     time deposits......................................................     $1,335        571
   Short-term investments ..............................................      2,414         --
                                                                             ------     ------
       Total cash, cash equivalents, and
         short-term investments ........................................      3,749        571
                                                                             ------     ------

   Receivables:
     Trade .............................................................      2,505      6,654
     Notes and other receivables .......................................        528        147
                                                                             ------     ------
       Total receivables ...............................................      3,033      6,801
                                                                             ------     ------

   Costs and estimated earnings in excess
     of billings .......................................................      1,803      1,400
                                                                             ------     ------

   Inventories:
     Finished goods and work-in-process ................................        799        998
     Raw materials .....................................................        963        847
                                                                             ------     ------
       Total inventories ...............................................      1,762      1,845
                                                                             ------     ------

   Deferred income tax benefits ........................................        229        242
   Prepaid expenses and other current assets ...........................        141        266
                                                                             ------     ------

       Total current assets ............................................     10,717     11,125
                                                                             ------     ------

Property, plant and equipment, at cost:
   Land ................................................................         27         27
   Buildings and improvements ..........................................      3,276      3,298
   Machinery and equipment .............................................      3,331      3,958
                                                                             ------     ------
                                                                              6,634      7,283
   Less: accumulated depreciation ......................................      5,461      5,613
                                                                             ------     ------
       Net property, plant and equipment ...............................      1,173      1,670
                                                                             ------     ------

Deferred income tax benefits ...........................................         71         --
Investment in joint venture ............................................        530        251
Other assets, at cost less accumulated
   amortization of $57 in 1996 and
   $161 in 1995 ........................................................         79         90
                                                                             ------     ------

       Total assets..............................................           $12,570     13,136
                                                                            =======     ======

                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Balance Sheets
March 3, 1996 and February 26, 1995
   (In Thousands, Except Share Data)

                                                                              1996        1995
Liabilities And Stockholders' Equity
Current liabilities:
   Current installments of long-term debt...............................     $   20         21
   Accounts payable ....................................................      1,542      2,386
   Customers' deposits and billings in excess
     of costs and estimated earnings ...................................      1,112      1,425
   Accrued salaries, wages, and commissions ............................        929        453
   Income taxes payable ................................................        275          7
   Accrued royalties payable ...........................................        593        620
   Liabilities and deferred credits associated with
     the AGV Asset Purchase Agreement ..................................         80        931
   Accrued other liabilities ...........................................        659        703
                                                                             ------     ------
       Total current liabilities .......................................      5,210      6,546
                                                                             ------     ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Mortgages payable .................................................         49         71
     Revolving credit loan payable to bank .............................         --        500
                                                                             ------     ------
       Total long-term debt ............................................         49        571
   Deferred compensation ...............................................        101         94
                                                                             ------     ------
       Total long-term liabilities .....................................        150        665
                                                                             ------     ------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par value; authorized
     5,000,000 shares; issued 2,441,341 shares
     in 1996 and 2,501,385 shares in 1995 ..............................      2,441      2,501
   Additional paid-in capital ..........................................      3,613      3,703
   Retained earnings (deficit) .........................................      1,156        (17)
                                                                             ------     ------
                                                                              7,210      6,187
   Less:  treasury stock, at cost (39,056 shares
     in 1995) ..........................................................         --       (262)
                                                                             ------     ------
       Total stockholders' equity ......................................      7,210      5,925
                                                                             ------     ------

       Total liabilities and stockholders' equity.......................    $12,570     13,136
                                                                            =======     ======


                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Statements Of Operations
Years Ended March 3, 1996, February 26, 1995, and February 27, 1994
   (In Thousands, Except Per Share Data)

                                            1996          1995          1994
Net sales ..........................     $ 25,786        28,631        29,282
Cost of sales ......................       19,434        23,058        23,480
                                         --------      --------      --------
   Gross profit on sales ...........        6,352         5,573         5,802
                                         --------      --------      --------

Selling, general and administrative
   expenses ........................        5,153         6,058         5,553
Net expense (income) associated with
   the AGV Asset Purchase Agreement          (436)          525            --
Product development costs ..........          395           490           182
Interest expense ...................           17            71            58
Interest income ....................         (175)           (3)          (34)
Equity in income of joint venture ..         (279)          (66)          (85)
Other (income) expense, net ........         (160)          (34)          (78)
                                         --------      --------      --------
                                            4,515         7,041         5,596
                                         --------      --------      --------

Earnings (loss) before income taxes         1,837        (1,468)          206
Income tax expense .................          212            --            --
                                         --------      --------      --------

   Net earnings (loss) .............     $  1,625        (1,468)          206
                                         ========      ========      ========


Net earnings (loss) per common share
   and common share equivalents* ...     $    .66          (.60)          .08
                                         ========      ========      ========



* On July 18, 1995, the Board of Directors declared a three-for-two stock split that was distributed on August 11, 1995 to stockholders of record on July 31, 1995. Net earnings (loss) per share for all periods presented reflect the three-for-two stock split and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options, which were 2,476,056, 2,460,117, and 2,479,347 in fiscal 1996, 1995, and 1994, respectively.



                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Statements Of Stockholders' Equity
Years Ended March 3, 1996, February 26, 1995, and February 27, 1994
    (In Thousands, Except Share And Per Share Data)

                                                                      Additional    Retained                  Total
                                                         Common        Paid-In      Earnings    Treasury   Stockholders'
                                                          Stock        Capital     (Deficit)      Stock       Equity
Balance at February 28, 1993 .......................     $ 1,679        4,525        1,605         (336)       7,473
Issuance of 822,251 common shares in connection with
   three-for-two stock split on August 11, 1995 ....         822         (822)          --           --           --
                                                         -------      -------      -------      -------      -------
Balance at February 28, 1993, as adjusted ..........       2,501        3,703        1,605         (336)       7,473
Net earnings .......................................          --           --          206           --          206
Dividends declared - $.07 per share cash dividend ..          --           --         (162)          --         (162)
Acquisition of 5,108* treasury shares ..............          --           --           --          (63)         (63)
Sale of 18,508* treasury shares in connection
   with employee stock option plan .................          --           --          (29)         121           92
                                                         -------      -------      -------      -------      -------
Balance at February 27, 1994 .......................       2,501        3,703        1,620         (278)       7,546
Net loss ...........................................          --           --       (1,468)          --       (1,468)
Dividends declared - $.07 per share cash dividend ..          --           --         (164)          --         (164)
Sale of 2,475* treasury shares in connection
   with employee stock option plan .................          --           --           (5)          16           11
                                                         -------      -------      -------      -------      -------
Balance at February 26, 1995 .......................       2,501        3,703          (17)        (262)       5,925
Net earnings .......................................          --           --        1,625           --        1,625
Dividends declared - $.07 per share cash dividend ..          --           --         (164)          --         (164)
Dividends paid to stockholders for fractional shares
   in connection with three-for-two stock split ....          --           (1)          --           --           (1)
Acquisition of 3,162 treasury shares ...............          --           --           --          (25)         (25)
Retirement of 27,644 common shares held in treasury          (28)         (41)        (119)         188           --
Repurchase and retirement of 32,400 common shares ..         (32)         (48)        (128)          --         (208)
Sale of 14,574 treasury shares in connection
   with employee stock option plan .................          --           --          (41)          99           58
                                                         -------      -------      -------      -------      -------
Balance at March 3, 1996 ...........................     $ 2,441        3,613        1,156           --        7,210
                                                         =======      =======      =======      =======      =======

* Treasury share transactions have not been adjusted since additional shares were not issued for treasury shares in connection with the three-for-two stock split of August 11, 1995.

                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Statements Of Cash Flows
Years Ended March 3, 1996, February 26, 1995, and February 27, 1994
   (In Thousands)

                                                         1996         1995          1994
Cash flows from operating activities:
   Net earnings (loss) ...........................     $ 1,625       (1,468)         206
   Adjustments to reconcile net earnings
     (loss) to net cash provided (used) by
     operating activities:
       Depreciation of plant and equipment .......         415          464          451
       Amortization of intangibles and
         deferred costs ..........................          10         (120)         (26)
       Loss (gain) on disposition and
         write-off of equipment ..................          90           (3)          (6)
       Equity in income of joint venture .........        (279)         (66)         (85)
   Changes in operating assets and liabilities,
     net of effects of the acquisition of
     SI Systems, Inc.:
       Receivables ...............................       3,768       (2,733)       1,690
       Costs and estimated earnings
         in excess of billings ...................        (403)       1,162         (892)
       Inventories ...............................          83        1,069           94
       Deferred income tax benefits ..............         (58)         147          (40)
       Prepaid expenses and other
         current assets ..........................         125           67          (80)
       Other noncurrent assets ...................           1           33           72
       Accounts payable ..........................        (844)         (19)      (1,004)
       Customers' deposits and billings
         in excess of costs and estimated
         earnings ................................        (313)        (118)         (80)
       Accrued salaries, wages, and
         commissions .............................         476           10          (34)
       Income taxes payable ......................         268            6          (38)
       Accrued royalties payable .................         (27)         214           54
       Liabilities and deferred credits associated
         with the AGV Asset Purchase
         Agreement ...............................        (851)         931           --
       Accrued other liabilities .................         (44)         180           94
       Deferred compensation .....................           7           49           21
                                                        ------       ------       ------
   Net cash provided (used) by
     operating activities ........................       4,049         (195)         397
                                                        ------       ------       ------

Cash flows from investing activities:
   Purchase of short-term investments ............      (2,414)          --           --
   Investment in joint venture ...................          --           --         (100)
   Proceeds from the disposition of
     property, plant and equipment ...............         170            3           10
   Additions to property, plant and
     equipment ...................................        (178)        (204)        (547)
                                                        ------       ------       ------
   Net cash used by investing
     activities ..................................      (2,422)        (201)        (637)
                                                        ------       ------       ------

SI HANDLING SYSTEMS, INC.
Statements of Cash Flows (Continued)
Years Ended March 3, 1996, February 26, 1995, and February 27, 1994
   (In Thousands)

                                                  1996         1995          1994
Cash flows from financing activities:
   Repayment of long-term debt,
     including current portion ...........         (23)         (20)      (1,019)
   Sale of treasury stock in connection
     with employee stock option plan .....          33           11           29
   Dividends paid on common stock ........        (164)        (164)        (162)
   Dividends paid to stockholders for
     fractional shares in connection with
     three-for-two stock split ...........          (1)          --           --
   Repurchase and retirement of
     common stock ........................        (208)          --           --
   Increase in (repayment of) loan payable
     to bank .............................        (500)         500           --
                                                ------       ------       ------
   Net cash provided (used) by
     financing activities ................        (863)         327       (1,152)
                                                ------       ------       ------


Increase (decrease) in cash and cash
   equivalents ...........................         764          (69)      (1,392)
Cash and cash equivalents,
   beginning of year .....................         571          640        2,032
                                                ------       ------       ------
Cash and cash equivalents,
   end of year ...........................     $ 1,335          571          640
                                               =======       ======       ======


                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements
March 3, 1996 and February 26, 1995


(1)  Description of Business and Summary of Significant Accounting Policies

Description of Business and Concentration of Credit Risk
   SI Handling  Systems,  Inc. (the  "Company" or "SI") is a systems  integrator that supplies  automated  materials  handling  systems to  manufacturing,  order
selection,  and  distribution  operations.   The  systems  are  designed,  sold,
manufactured,  installed,  and  serviced  by the  Company  or by others  for the
Company, at its discretion, generally as labor-saving devices to improve productivity and reduce costs. The Company's products are utilized to automate the movement of products and are often integrated with other automated equipment, such as robots. The Company's systems involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. The Company develops and designs computer control programs required for the efficient operation of the systems. Thus, systems controls and product engineering are essential parts of the Company's business.
   Although the Company is not dependent on any single customer, much of its revenue is derived from contracts to design, manufacture, and install large-scale materials handling systems for major North American corporations. In fiscal 1996, two customers accounted for revenues of $8,735,000 and $4,671,000, respectively. In fiscal 1995, three customers accounted for revenues of $5,650,000, $3,092,000, and $3,051,000, respectively. In fiscal 1994, two customers accounted for revenues of $3,911,000 and $3,046,000, respectively.
   The Company's systems are sold on a fixed price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has met contractual specifications. As of March 3, 1996, one customer owed the Company $485,000 in trade receivables. Notes and other receivables as of March 3, 1996 include $497,000 due from SI/BAKER, INC. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general credit worthiness of its customer base.

Fiscal Year
   The Company's fiscal year ends on the Sunday nearest to the last day of February. The fiscal years ended March 3, 1996, February 26, 1995, and February 27, 1994 were 53, 52, and 52 weeks, respectively.

Use of Estimates
   The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments
   The Company believes the market values of its assets and liabilities which are financial instruments materially approximate their carrying values due to the short-term nature of the instruments.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


Cash and Cash Equivalents
   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash on deposit, amounts invested on an overnight basis with a bank, and other highly liquid debt instruments purchased with a maturity of three months or less. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Short-Term Investments
   Short-term investments consist of marketable direct obligations of the United States Treasury with original maturities at date of purchase beyond three months and less than twelve months. Such short-term investments are carried at cost, which approximates fair value, due to the short period of time to maturity. The Company does not believe it is exposed to any significant credit risk on short-term investments.

Inventories
   Inventories are valued at the lower of average cost or replacement market. It is not practicable to state separately amounts of finished goods and work in process.
   Inventories primarily consist of materials purchased or manufactured for stock. The Company does not defer general and administrative costs or initial startup costs.

Property, Plant and Equipment
   Plant and equipment generally are depreciated, for financial statement purposes, on the straight-line method over the estimated useful lives of individual assets; whereas accelerated methods of depreciation are used for certain items for tax purposes. The ranges of lives used in determining depreciation rates for buildings and improvements and machinery and equipment are 15-40 years and 3-15 years, respectively. Maintenance and repairs are charged to operations; betterments and renewals are capitalized. Upon sale or retirement of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and the resultant gain or loss, if any, is credited or charged to earnings.

Investment in Joint Venture
   On March 1, 1993, the Company and Automated Prescription Systems, Inc. ("APS") of Pineville, Louisiana formed a joint venture, SI/BAKER, INC. ("SI/BAKER"). SI/BAKER draws upon the automated materials handling systems experience of the Company and the automated pill counting and dispensing products of APS to provide automated pharmacy systems. Each member Company contributed $100,000 in capital to fund the joint venture. The Company accounts for its investment in the joint venture on the equity basis.

Intangibles
   Intangibles are amortized using the straight-line method, over a period of 10 years.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


Sales Contracts
   Profits on sales contracts are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the total contract price is accrued, which is allocable to contract expenditures incurred and work performed, on the basis of the ratio of aggregate costs to date to the most recent estimate of total costs at completion. As these contracts may extend over one or more years, generally no more than two years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

Product Development Costs
   The Company expenses product development costs as incurred.

Warranty
   The Company's products are warranted against defects in materials and workmanship for a specified period.

Income Taxes
   Under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Excess of Acquired Net Assets over Cost
   During fiscal 1995, the excess of acquired net assets over cost, originally estimated to be amortized on a straight-line basis over five years, was fully amortized in its third year due to the Company's reduced emphasis on the AGV product line (See Note 8 of Notes to Financial Statements).

Common Shares
   On July 18, 1995, the Board of Directors declared a three-for-two stock split that was distributed on August 11, 1995 to stockholders of record on July 31, 1995. All references throughout the financial statements to shares of common stock or per share amounts have been adjusted in all years to reflect this stock split, except for treasury shares for which no additional shares were issued.

Stock-Based Compensation
   The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


Net Earnings (Loss) Per Common Share
   Net earnings (loss) per share reflect the three-for-two stock split and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options, which were 2,476,056, 2,460,117, and 2,479,347 in fiscal years 1996, 1995, and 1994, respectively.

Reclassifications
   Certain prior year amounts have been reclassified to conform to the current year's presentation.

New Accounting Pronouncements
   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed of," which is effective for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The resultant impairment, if any, would be measured based on the fair value of the asset. The Company believes that the adoption of SFAS 121 will not have any effect on the Company's results of operations, financial position, or net cash flows.
   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. The Statement defines a fair value based method of accounting for employee stock options but also allows companies to continue to measure compensation costs using the intrinsic value based method (APB Opinion No. 25), with appropriate pro forma disclosure. The Company believes the adoption of SFAS 123 will not have a material effect on its financial statements.


(2)  Uncompleted Contracts

   Costs and estimated earnings on uncompleted contracts are as follows (in thousands):

                                                                         March       February
                                                                        3, 1996      26, 1995
Costs and estimated earnings on
   uncompleted contracts ............................................   $ 23,626      22,616
Less:  billings to date .............................................     22,935      22,641
                                                                        --------    --------
                                                                        $    691         (25)
                                                                        ========    ========

Included in accompanying balance sheets under the following captions:
     Costs and estimated earnings in excess
       of billings ..................................................   $  1,803       1,400
     Customers' deposits and billings in
       excess of costs and estimated earnings .......................     (1,112)     (1,425)
                                                                        --------    --------
                                                                        $    691         (25)
                                                                        ========    ========

   There were no retainages included in accounts receivable at March 3, 1996 and February 26, 1995.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(3)  Short-term Bank Borrowings and Compensating Balances

   The Company's $3,000,000 line of credit facility with its former principal bank was secured by a lien position on accounts receivable, inventory, and land and buildings. The line of credit was cancelled by the Company on July 22, 1993 and replaced with a $5,000,000 revolving credit facility with its current principal bank (see Note 4 below).
   During fiscal 1994, interest on the line of credit was charged at the lender's prime rate plus one percent. No compensating demand deposit balances were maintained regarding the line of credit.


(4)  Long-Term Debt and Compensating Balances

A summary of long-term debt follows (in thousands):

                                                        March        February
                                                       3, 1996       26, 1995
Revolving credit loan payable to bank [see (a)]          $ --           500
Mortgages payable [see (b)] ...................            69            92
                                                         ----          ----
     Total long-term debt .....................            69           592
Less current installments of long-term debt ...            20            21
                                                         ----          ----
                                                         $ 49           571
                                                         ====          ====

(a) Effective July 22, 1993, the Company established a $5,000,000 committed revolving credit facility. Interest on the credit arrangement is at the lender's prime rate of interest (8.25% as of March 3, 1996) or quoted money market rates. No compensating demand deposit balances are required to be maintained regarding the credit arrangement. The credit arrangement contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during fiscal 1996. The credit arrangement is secured by a lien position on accounts receivable, land, and buildings. The term of the original agreement was for three years with an expiration date of July 31, 1996; however, effective March 1, 1996, the Company's principal bank amended certain covenants to allow the Company greater operating flexibility and extended the expiration date of the revolving credit facility to July 31, 1998.
(b) The mortgages bear a weighted average interest rate of 4.8%, are secured by the land and buildings with a depreciated cost of $522,000 at March 3, 1996, and are payable in varying amounts through October 2001.

   Principal payments of long-term debt in each of the next five years from March 3, 1996 under terms of existing agreements are as follows (in thousands):

               1997      1998      1999      2000      2001

               $ 20       13         9        10        10
               ====      ===       ===       ===       ===

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(5)  Capital Stock Options

   The following is a summary of options available for grant and changes in options outstanding under the Company's 1982 and 1992 Incentive Stock Option Plans ("ISOP") in fiscal years 1996, 1995, and 1994:

                                             1982 ISOP                          1992 ISOP            Total
Option price* ...........     $   2.95          3.71          7.42          8.00          6.54
                              ========       =======       =======       =======       =======

Options outstanding as of
   February 28, 1993* ...       31,968        42,694        43,275            --            --      117,937
Changes in 1994:
   Granted ..............           --            --            --            --            --           --
   Exercised ............      (15,471)      (12,291)           --            --            --      (27,762)
   Lapsed ...............         (825)         (825)         (375)           --            --       (2,025)
                              --------       -------       -------       -------       -------      -------

Options outstanding as
   of February 27, 1994 .       15,672        29,578        42,900            --            --       88,150
Changes in 1995:
   Granted ..............           --            --            --        27,375            --       27,375
   Exercised ............       (3,507)         (205)           --            --            --       (3,712)
   Lapsed ...............           --            --        (8,625)           --            --       (8,625)
                              --------       -------       -------       -------       -------      -------

Options outstanding as
   of February 26, 1995 .       12,165        29,373        34,275        27,375            --      103,188
Changes in 1996:
   Granted ..............           --            --            --            --        11,400       11,400
   Exercised ............       (6,391)      (10,522)           --            --            --      (16,913)
   Lapsed ...............       (5,774)         (825)       (8,250)       (1,875)           --      (16,724)
                              --------       -------       -------       -------       -------      -------

Options outstanding as
   of March 3, 1996 .....           --        18,026        26,025        25,500        11,400       80,951
                              ========       =======       =======       =======       =======      =======

* The option prices and number of options have been adjusted to reflect the three-for-two stock split of August 11, 1995.

   Options under the 1982 Incentive Stock Option Plan were issued at the approximate market price at the date of grant and are exercisable at the rate of 25% per year commencing one year from date of grant. The 1982 Incentive Stock Option Plan expired in June, 1992; however, prior to its expiration options for 233,345 shares were available for grant. Currently, 44,051 options are outstanding under this plan with no option expiring later than June, 1997.
   In July, 1992, the stockholders adopted the 1992 Incentive Stock Option Plan which will expire in July, 2002. The terms of the 1992 Plan are essentially the same as the terms of the 1982 Plan except that 75,000 shares were authorized for issuance under the 1992 Plan. No compensation expense was recognized on options granted during fiscal 1996. Currently, 36,900 options are outstanding under this plan.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(6)  Employee Benefit Plans

   The Company maintains a defined benefit plan for employees covered by its collective bargaining agreement. Retirement benefits are based on the employee's years of service multiplied by the appropriate monthly benefit amount. The Company's policy is to make an annual contribution to the Plan equal to the amount required by ERISA, subject to the full funding limitation of ERISA.
   The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over 30 years. The net periodic pension expense for fiscal years 1996, 1995, and 1994, includes the following components (in thousands):

                                                       1996        1995       1994
Service cost - benefits earned during the period      $  73          72         28
Interest cost on projected benefit obligation ..        105          94         75
Actual return on assets ........................       (452)         (2)      (291)
Amortization of unrecognized net assets and
   other deferred amounts, net .................        351         (85)       200
                                                        ---         ---        ---
Net periodic pension expense ...................      $  77          79         12
                                                      =====         ===        ===

   Actuarial assumptions used to develop the net periodic pension expense and the projected benefit obligation were:

                                                                         As of November 30,
                                                                     1995       1994       1993
Discount rate........................................................7.0%        8.5%      7.0%
Expected long-term rate of return on assets..........................8.5%        8.5%      8.5%

   The change in the discount rate resulted in an increase in the projected benefit obligation as of November 30, 1995 of approximately $299,000. The change in the discount rate resulted in a decrease of the projected benefit obligation as of November 30, 1994 of approximately $288,000. Also, the change in the discount rate along with a change in mortality assumptions from the 1971 to the 1983 Group Annuity Mortality Table resulted in an increase of the projected benefit obligation as of November 30, 1993 of approximately $227,000.

   The following table sets forth the Plan's funded status and amounts recognized in the Company's balance sheets (in thousands):

                                            November 30,   November 30,
                                                1995           1994
Plan assets at fair value, primarily
   listed stocks and bonds .............      $ 1,622         1,244
Projected benefit obligation ...........        1,650         1,243
                                              -------       -------
Plan assets in excess of (less than)
   projected benefit obligation ........          (28)            1
Unrecognized net gain ..................         (203)         (167)
Prior service cost not yet recognized
   in net periodic pension cost ........          251           280
Unrecognized net transition asset being
   amortized over employee service lives         (106)         (128)
                                              -------       -------
Net pension liability recognized
   in the Company's balance sheets .....      $   (86)          (14)
                                              =======       =======

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


   The Company has a multi-faceted defined contribution Retirement Savings Plan for employees not covered by its collective bargaining agreement. Salaried employees with at least one year of service are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company contributes 2% of base pay to each eligible salaried employee's account and, in addition, matches 50% of the first 4% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions in the form of cash in amounts determined annually by the Board of Directors. Total expense for the Retirement Savings Plan was $301,000, $231,000, and $268,000 for fiscal years 1996, 1995, and 1994, respectively.


(7)  Income Taxes

   The provision for income tax expense (benefit) consists of the following (in thousands):

                                                                      1996      1995      1994
Federal -  current................................................    $ 197      (54)       37
        -  deferred...............................................      (58)     173       (40)
                                                                      -----    -----     -----
                                                                        139      119        (3)
                                                                      -----    -----     -----

State   -  current................................................       73      (93)        3
        -  deferred...............................................       --      (26)       --
                                                                      -----    -----     -----
                                                                         73     (119)        3
                                                                      -----    -----     -----
                                                                      $ 212       --        --
                                                                      =====    =====     =====

   A reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                                         1996        1995        1994
Computed tax expense (benefit) at statutory
   rate of 34% ...................................      $ 625        (499)         70
   Increase (reduction) in taxes resulting from:
     State income taxes, net of federal benefit ..         48         (79)          2
     Expiration of net operating loss carryforward         --          --         228
     Resolution of prior years' tax contingencies          --         (80)         --
     Equity in earnings of joint venture .........        (76)        (21)        (23)
     Change in the valuation allowance for
       deferred tax assets .......................       (541)        705        (276)
     Effect on change in state tax rate on
       deferred tax assets .......................         85          --          --
     Miscellaneous items .........................         71         (26)         (1)
                                                        -----       -----       -----
                                                        $ 212          --          --
                                                        =====       =====       =====

   The significant components of deferred income tax expense (benefit) are as follows (in thousands):

                                                         1996        1995         1994
Deferred tax expense (benefit)
   (exclusive of change in valuation allowance) ..      $ 483        (558)        236
Increase (decrease) in the beginning of the year
   balance of the valuation allowance for deferred
   tax assets ....................................       (541)        705        (276)
                                                        -----       -----       -----
                                                        $ (58)        147         (40)
                                                        =====       =====       =====

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 3, 1996 and February 26, 1995 are presented below (in thousands):

                                                                1996             1995
Deferred tax assets:
   Net operating and built in loss carryforward ....          $   475               648
   Inventories, principally due to book reserves
     not yet deductible for tax purposes, and
     additional costs inventoried for tax purposes
     pursuant to uniform capitalization rules ......              815               822
   Accruals for other book costs, not yet deductible
     for tax purposes ..............................              404               716
                                                              -------           -------
       Total gross deferred tax assets .............            1,694             2,186
       Less valuation allowance ....................            1,273             1,814
                                                              -------           -------
       Net deferred tax assets .....................              421               372
                                                              -------           -------

Deferred tax liabilities:
   Plant and equipment, principally due to
     differences in depreciation ...................              (50)              (80)
   Other ...........................................              (71)              (50)
                                                              -------           -------
       Total gross deferred tax liabilities ........             (121)             (130)
                                                              -------           -------
       Net deferred tax assets .....................          $   300               242
                                                              =======           =======

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and amounts that could be recovered through existing loss carryback provisions, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 3, 1996.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(8) Settlement of Litigation Related To Former Subsidiary and Asset Purchase Agreement

   On October 6, 1994, the Company announced the sale of its AGV product line to Apogee Robotics, Inc. ("Apogee"), through its newly formed AGV Acquisitions Corporation ("AGVA"). Under terms of the Asset Purchase Agreement (the "Agreement"), SI sold to Apogee the inventory, intellectual property rights, and tangible personal property related to the Company's AGV business.
   Apogee agreed to pay the Company a purchase price in cash and promissory notes equal to $2,000,000, plus 100,000 shares of Convertible Preferred Stock of Apogee with a 4% dividend payable quarterly. The Company received the initial $250,000 of purchase price, but Apogee failed to make a required payment of $250,000 on November 4, 1994 or any required payments thereafter.
   The failure of AGVA and/or Apogee to pay the required amount of $250,000 which became due November 4, 1994 had, in the opinion of the Company's counsel, made the Agreement and all transactions contemplated thereto void since the closing occurred in escrow. On December 9, 1994, Apogee and AGVA filed for Chapter 11 bankruptcy protection. This action followed Apogee's layoff of all 30 of its employees and the resignation of certain members of its Board of Directors. The Company regained possession of the assets in order to complete the contracts for which it remained liable.
    On January 20, 1995, AGVA filed an action against the Company alleging breach of the Agreement and trespass. The Company negotiated a Settlement
Agreement for the litigation with Apogee which was approved by the bankruptcy court, and the final Order of Dismissal was entered on December 1, 1995. As part of the Settlement Agreement, the parties agreed to the following: during the fourth quarter of fiscal 1996, the Company paid Apogee $150,000 and returned the original certificate for 100,000 of Apogee preferred shares; Apogee transferred any right, title or interest it may have had in the Company's automated guided vehicle assets to the Company and disclaimed any interest in the assets; and the parties released all claims that they may have had against each other.
   During fiscal 1995, the Company established a reserve of $931,000 captioned "Liabilities and deferred credits associated with the AGV Asset Purchase Agreement" which included deferral of the initial $250,000 received from Apogee and the accrual of the estimated legal fees and certain other costs anticipated in connection with resolution of the Apogee matter and exiting the Rochester Hills, Michigan facility. At March 3, 1996 remaining costs of $80,000 are accrued for the balance of lease costs and other expenses associated with the Settlement Agreement.
   During fiscal 1995, net expense of $525,000 associated with the rescinded sale transaction and the AGV product line were included on the Company's statement of operations. These net expenses included estimated legal fees, lease termination costs, and the reduction to net realizable value of certain AGV related inventory and fixed assets offset by the write-off of the remaining negative goodwill associated with the AGVS product line. During fiscal 1996, the Company recognized net income of $436,000 associated with the settlement of the rescinded sale transaction. The net income included the impact of the favorable and expeditious resolution of the Apogee dispute where the terms and legal costs associated with the settlement were substantially more favorable than provided in the prior year. Net sales from the AGVS product line were $1,795,000, $4,237,000, and $7,921,000 in fiscal years 1996, 1995, and 1994, respectively.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(9)    Contingencies

   The Company and its SI/BAKER joint venture are defendants in litigation brought by a competitor alleging that certain of the products of SI/BAKER infringe a patent held by the competitor. The competitor is seeking monetary damages and a royalty related to future sales by SI/BAKER of its products. The management of both the Company and SI/BAKER, supported by its legal counsel, believe that SI/BAKER products do not infringe the competitor's patent, and it is more likely than not that the Company and SI/BAKER will prevail if the matter is adjudicated. Furthermore, the management of both the Company and SI/BAKER believe that the ultimate resolution of this matter will not have a material adverse effect on the Company and SI/BAKER whether resolved through adjudication or settlement.
   The Company is presently engaged in certain other legal proceedings which, in the opinion of the Company counsel, present no significant risk of material loss to the Company.


(10)   Commitments

   Total rental expense, including short-term leases, in fiscal years 1996, 1995, and 1994, approximated $83,000, $588,000 and $457,000, respectively.
   Future minimum rental commitments at March 3, 1996 under all operating, noncancelable leases, primarily for facilities and equipment, are as follows:

                                 1997....$67,000
                                 1998.... 10,000


(11)   Cash Flow Information

     Supplemental disclosures of cash flow information for fiscal years 1996, 1995, and 1994 are as follows (in thousands):

                                                          1996         1995          1994
Supplemental disclosures of cash flow
  information:
     Cash paid (received) during the year for:
       Interest ...............................          $ 12            61            111
                                                         ====          ====           ====
       Income taxes ...........................          $  2          (153)           111
                                                         ====          ====           ====

Supplemental disclosures of noncash
  financing activities:
     Issuance of 6,600 common shares held in
       treasury in exchange for 3,162
       common shares delivered to treasury
       by officer in connection with employee
       stock option plan ......................          $ 25            --             --
                                                         ====          ====           ====

     Issuance of 12,531 common shares held in
       treasury in exchange for 5,108 common
       shares delivered to treasury by officers
       in connection with employee stock option
       plan ...................................          $ --            --             63
                                                         ====          ====           ====

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(12)   Joint Venture

   The Company has entered into various transactions with SI/BAKER as follows:

                                                                         March       February
                                                                        3, 1996      26, 1995
SI/BAKER, INC., 50% owned by the Company:
Balance Sheets Data (in thousands) -
   Amount included in notes and other receivables.......................  $  497       142
   Amount included in costs and estimated
     earnings in excess of billings.....................................     182        --
   Investment in SI/BAKER...............................................     530       251
   Amount included in accounts payable..................................      --        12

                                                                      Fiscal Year Ended
                                                                1996        1995        1994
Statements of Operations Data (in thousands) -
   Systems and services sold under various
     subcontracts............................................. $  770       1,465       2,031
   Reimbursement for administrative and other
     services provided........................................    106          47         104
   Other income, net..........................................    188          46          --

   Information pertaining to the Company's investment in the SI/BAKER joint venture is as follows (in thousands):

Balance at March 1, 1993.............................................................  $   --
Capital contribution.................................................................     100
Equity in net earnings...............................................................      85
                                                                                       ------
Balance at February 27, 1994.........................................................     185
Equity in net earnings...............................................................      66
                                                                                       ------
Balance at February 26, 1995.........................................................     251
Equity in net earnings...............................................................     279
                                                                                       ------
Balance at March 3, 1996.............................................................  $  530
                                                                                       ======

   Summary financial information and operating results for the SI/BAKER joint venture are set forth in the following table (in thousands):

                                                                        February     February
                                                                        29, 1996     28, 1995
Current assets.......................................................... $4,445         3,104
Property, plant and equipment...........................................     52            46
Other assets............................................................    478             4
Current liabilities.....................................................  3,909         2,651
Long-term liabilities...................................................      6            --
                                                                         ------      --------
Net assets.............................................................. $1,060           503
                                                                         ======      ========

                                                                      Fiscal Year Ended
                                                                1996        1995        1994
Net sales..................................................... $9,382        6,423       5,303
                                                               ======      =======     =======

Net earnings.................................................. $  557          133         170
                                                               ======      =======     =======

SI HANDLING SYSTEMS, INC.                                            Schedule II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 3, 1996, February 26, 1995, and February 27, 1994
  (In Thousands)

                                                           Additions
                                             Balance At    Charged To                      Balance
                                             Beginning     Costs And                       At End
                                              Of Year       Expenses      Deductions       Of Year
Year ended March 3, 1996:
     Reserve for inventory loss                $1,605           188             80 (a)        1,713 (b)
     Reserve for product warranty                  93            -- (c)         46 (d)           47 (e)
     Allowance for doubtful receivables            --            --             --               --
                                               ------        ------        -------        ---------
                                               $1,698           188            126            1,760
                                               ======        ======        =======        =========

Year ended February 26, 1995:
     Reserve for inventory loss                $1,154           458              7 (a)        1,605 (b)
     Reserve for product warranty                 104            21 (c)         32 (d)           93 (e)
     Allowance for doubtful receivables            --            --             --               --
                                               ------        ------        -------        ---------
                                               $1,258           479             39            1,698
                                               ======        ======        =======        =========

Year ended February 27, 1994:
     Reserve for inventory loss                $1,247           304            397 (a)        1,154 (b)
     Reserve for product warranty                  60           120 (c)         76 (d)          104 (e)
     Allowance for doubtful receivables            20            --             20               --
                                               ------        ------        -------        ---------
                                               $1,327           424            493            1,258
                                               ======        ======        =======        =========

(a)  Inventory items disposed of net of salvage proceeds.
(b)  Allowance is reflected in the net inventory on the balance sheet.
(c) These costs include materials and incidental costs but exclude any services.
(d)  Payments of warranty costs.
(e)  Included in accrued other liabilities.

                                    PART III


     Part III, except for certain information relating to Executive Officers listed below, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 3, 1996, a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

Executive Officers of the Registrant
     The names, ages, and offices with the Company of its executive officers are as follows:

         Name              Age                    Office

Leonard S. Yurkovic        58       President and Chief Executive

Kenneth D. Buck            43       Vice President - Corporate Services

William J. Casey           52       Vice President - Production & Assembly
                                        Systems

David A. Clark             39       Vice President - Warehousing & Distribution
                                        Systems

Barry V. Mack              53       Vice President - Finance, Chief Financial
                                        Officer, and Treasurer

James L. Thatcher          52       Vice President - Manufacturing & Assembly
                                        Services and Customer & Software
                                        Services

Ronald J. Semanick         35       Secretary

     Mr. Yurkovic was appointed President and Chief Executive Officer on February 12, 1988 and previously held the positions of President and Managing Director of European Operations (October 1987 - February 1988), and President and Chief Operating Officer (March 1985 - October 1987). He also held the position of Vice President-Operations and he joined the Company in July 1979 as Vice President- Finance.
     Mr. Buck was appointed Vice President-Corporate Services on July 18, 1995 and previously held the positions of Vice President-Human Resources, Director-Human Resources, and Manager of Human Resources. He joined the Company in November 1981 as a Personnel Manager.
     Mr. Casey was appointed Vice President-Production & Assembly Systems on July 18, 1995 and previously held the position of Vice President-Sales. He has served the Company in several capacities including Director-Field Sales, Estimating Supervisor, Manager of Switch-Cart Systems, and Mid-Atlantic Regional Sales Manager. Mr. Casey joined the Company in February 1965.
     Mr. Clark was appointed Vice President-Warehousing & Distribution Systems on July 18, 1995. He joined the Company in May 1994 as the Director of
Applications Engineering. Prior to joining the Company, Mr. Clark was a self-employed consultant for the Ford Motor Company. From 1985 to 1993, Mr. Clark was employed by Valley Forge Technical Communications and held various positions, the last of which being Chief Operating Officer. From 1978 to 1985, Mr. Clark was employed by General Electric Company in various engineering capacities.

     Mr. Mack was appointed Vice President-Finance, Chief Financial Officer, and Treasurer on January 13, 1994 and previously held the position of Controller. Prior to joining the Company in 1980 as Manager of Financial Accounting, Mr. Mack was employed as Financial Manager at the Coca-Cola Bottling Company of the Lehigh Valley, and as an Assistant Controller within Harris Corporation's Printing Equipment Division.
     Mr. Thatcher was appointed Vice President-Manufacturing & Assembly Services and Customer & Software Services on July 18, 1995 and previously held the position of Vice President-Operations. He has served the Company in several key positions including Director-Operations, Project Engineer, Project Manager, and Director- Customer Service. He joined the Company in August 1970 as an engineer.
     Mr. Semanick was elected Secretary of the Company by the Board of Directors on July 13, 1994. Currently, Mr. Semanick is the Company's Manager of Financial Accounting and previously held the position of Senior Financial Accountant. Prior to joining the Company in 1985 as a Financial Accountant, Mr. Semanick was employed as a Certified Public Accountant by Arthur Andersen & Company of Philadelphia, Pennsylvania.

     All executive officers hold office at the pleasure of the Board of Directors.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. and 2. An index to the financial statements of the Company and the financial statement schedule is included in Item 8. In addition, Schedule A relating to the SI/BAKER, INC. joint venture is filed under 14(c) below.

          3.   Exhibits to be filed by Item 601 of Regulation S-K:
               3.1 Articles of Incorporation (Incorporated by reference to Exhibit A to Form 10 filed on December 31, 1968).
               3.2 Amendments to Articles of Incorporation filed on November 19, 1973 and July 28, 1982. (Incorporated by reference to
                    Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995 filed on May 26, 1995.)
               3.3 By-Laws, as amended (Incorporated by reference to Exhibit 3 to Registration Statement No. 33-81900 on Form S-3 filed on July 21, 1994).
               10.1 Revolving    Credit   Agreement   dated   July   22,   1993.
                    (Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995 filed on May 26, 1995.)
               10.2 Amendment  to  Revolving  Credit  Agreement  dated April 28,
                    1995. (Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995 filed on May 26, 1995.)
               10.3 1982  Incentive   Stock  Option  Plan.*   (Incorporated   by
                    reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995 filed on May 26, 1995.)
               10.4 1992  Incentive   Stock  Option  Plan.*   (Incorporated   by
                    reference to Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995 filed on May 26, 1995.)
               10.5 Executive   Officer   Incentive   Plan.*   (Incorporated  by
                    reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995 filed on May 26, 1995.)
               11.1 Statement regarding computation of per share earnings (loss)
                    (see Note 1 of Notes to Financial Statements).
               21.1 Joint Venture of the Registrant.  (Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995 filed on May 26, 1995.)

               * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

          (b)  Reports on Form 8-K.

               During the quarter ended March 3, 1996, there was no requirement to file a Form 8-K.

          (c) Schedule A - SI/BAKER, INC. Financial Statements and Independent Auditors' Report Thereon.

                                                                      Schedule A










                                 SI/BAKER, INC.

                              Financial Statements
                     February 29, 1996 and February 28, 1995

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors SI/BAKER, INC.:

   We have audited the accompanying balance sheets of SI/BAKER, INC. as of February 29, 1996 and February 28, 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SI/BAKER, INC. as of February 29, 1996 and February 28, 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended February 29, 1996, in conformity with generally accepted accounting principles.



                                                       /s/ KPMG Peat Marwick LLP
                                                       KPMG Peat Marwick LLP


Allentown, Pennsylvania
May 3, 1996

SI/BAKER, INC.
Balance Sheets
February 29, 1996 and February 28, 1995
  (In Thousands, Except Share Data)

                                                                  1996          1995
Assets
Current assets:
   Cash and cash equivalents, principally time deposits .        $  327         1,830
   Receivables:
     Trade ..............................................           523           940
     Other receivables ..................................            --            12
                                                                 ------        ------
       Total receivables ................................           523           952
                                                                 ------        ------

   Costs and estimated earnings in excess of billings ...         3,413           271
   Inventories - purchased parts ........................            16            13
   Deferred income tax benefits .........................           161            30
   Prepaid expenses and other current assets ............             5             8
                                                                 ------        ------
       Total current assets .............................         4,445         3,104
                                                                 ------        ------

   Machinery and equipment, at cost .....................            75            57
     Less: accumulated depreciation .....................            23            11
                                                                 ------        ------
       Net machinery and equipment ......................            52            46
                                                                 ------        ------

   Equipment available for lease ........................           478            --
   Deferred income tax benefits .........................            --             4
                                                                 ------        ------
         Total assets ...................................        $4,975         3,154
                                                                 ======        ======

Liabilities and Stockholders' Equity Current liabilities:
   Accounts payable:
     Trade ..............................................        $  798           572
     Affiliated companies ...............................         1,080            14
                                                                 ------        ------
       Total accounts payable ...........................         1,878           586
                                                                 ------        ------

   Customers' deposits and billings in excess
     costs and estimated earnings .......................         1,007         1,572
   Accrued salaries, wages, and commissions .............           272           122
   Income taxes payable .................................           194             6
   Accrued royalties payable ............................           134           257
   Accrued audit and legal fees .........................           271            14
   Accrued other liabilities ............................           153            94
                                                                 ------        ------
       Total current liabilities ........................         3,909         2,651
                                                                 ------        ------

Deferred income tax liability ...........................             6            --
                                                                 ------        ------

Contingencies

Stockholders' equity:
   Common stock, $1 par value; authorized 1,000
     shares; issued 200 shares ..........................            --            --
   Additional paid-in capital ...........................           200           200
   Retained earnings ....................................           860           303
                                                                 ------        ------
       Total stockholders' equity .......................         1,060           503
                                                                 ------        ------
       Total liabilities and stockholders' equity .......        $4,975         3,154
                                                                 ======        ======

                         See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Operations
Fiscal Years Ended February 29, 1996, February 28, 1995, and February 28, 1994
  (In Thousands)

                                                       1996           1995             1994
Net sales ...................................        $ 9,382           6,423           5,303
Cost of sales ...............................          6,880           5,083           4,455
                                                     -------         -------         -------
   Gross profit on sales ....................          2,502           1,340             848
                                                     -------         -------         -------

Selling, general, and administrative expenses          1,070             769             521
Product development costs ...................            171             172              54
Royalty expense, net ........................            375             158              --
Interest income .............................            (85)            (31)            (17)
Other (income) expense, net .................            (16)             (1)              8
                                                     -------         -------         -------
                                                       1,515           1,067             566
                                                     -------         -------         -------

Earnings before income taxes ................            987             273             282
Income taxes ................................            430             140             112
                                                     -------         -------         -------
   Net earnings .............................        $   557             133             170
                                                     =======         =======         =======

                 See accompanying notes to financial statements.







SI/BAKER, INC.
Statements Of Stockholders' Equity
Fiscal Years Ended February 29, 1996, February 28, 1995, and February 28, 1994
  (In Thousands, Except Share Data)


                                                     Additional                   Total
                                      Common          Paid-In      Retained    Stockholders'
                                       Stock          Capital      Earnings       Equity
Balance at March 1, 1993 ...          $      --           --           --           --
200 shares of $1 par value
   common stock issued to
   joint venture owners ....                 --          200           --          200
Net earnings ...............                 --           --          170          170
                                      ---------        -----        -----        -----
Balance at February 28, 1994                 --          200          170          370
Net earnings ...............                 --           --          133          133
                                      ---------        -----        -----        -----
Balance at February 28, 1995                 --          200          303          503
Net earnings ...............                 --           --          557          557
                                      ---------        -----        -----        -----
Balance at February 29, 1996          $      --          200          860        1,060
                                      =========        =====        =====        =====

                         See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Cash Flows
Fiscal Years Ended February 29, 1996, February 28, 1995, and February 28, 1994
  (In Thousands)

                                                            1996          1995            1994
Cash flows from operating activities:
   Net earnings .................................        $   557             133             170
   Adjustments to reconcile net earnings to
     net cash provided (used) by operating
     activities:
       Depreciation of machinery and
         equipment ..............................             12               8               3
   Changes in operating assets and liabilities:
     Receivables ................................            429            (116)           (836)
     Costs and estimated earnings in excess
       of billings ..............................         (3,142)           (271)             --
     Inventories ................................             (3)            (13)             --
     Deferred income taxes ......................           (121)            (20)            (14)
     Prepaid expenses and other
       current assets ...........................              3              (1)             (7)
     Accounts payable ...........................          1,292              70             516
     Customers' deposits and billings in excess
       of costs and estimated earnings ..........           (565)            896             676
     Accrued salaries, wages, and
       commissions ..............................            150              89              33
     Income taxes payable .......................            188             (33)             39
     Accrued royalties payable ..................           (123)            257              --
     Accrued audit and legal fees ...............            257               2              12
     Accrued other liabilities ..................             59              53              41
                                                         -------         -------         -------
       Net cash provided (used) by
         operating activities ...................         (1,007)          1,054             633
                                                         -------         -------         -------

Cash flows used in investing activities:
   Additions to machinery and equipment .........            (18)            (30)            (27)
   Equipment available for lease ................           (478)             --              --
                                                         -------         -------         -------
     Net cash used by investing activities ......           (496)            (30)            (27)
                                                         -------         -------         -------

Cash flows provided by financing activities:
   Proceeds from issuance of common stock .......             --              --             200
                                                         -------         -------         -------

Increase (decrease) in cash and
   cash equivalents .............................         (1,503)          1,024             806
Cash and cash equivalents,
   beginning of year ............................          1,830             806              --
                                                         -------         -------         -------
Cash and cash equivalents,
   end of year ..................................        $   327           1,830             806
                                                         =======         =======         =======

Supplemental disclosure of cash flow information:
     Cash paid during the year for
       income taxes .............................        $   363             194              87
                                                         =======         =======         =======


                 See accompanying notes to financial statements.

SI/BAKER, INC.
Notes To Financial Statements
February 29, 1996 and February 28, 1995


Note 1:   Organization, Description of Business, and Summary of
          Significant Accounting Policies

Organization, Description of Business, and Concentration of Credit Risk
     During March, 1993, SI Handling Systems, Inc. and Automated Prescription Systems, Inc. formed a joint venture, SI/BAKER, INC. (the "Company" or "joint venture"). The joint venture draws upon the automated materials handling systems experience of SI Handling Systems, Inc. and the automated pill counting and dispensing products of Automated Prescription Systems, Inc. to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
     The Company designs and installs computer controlled, fully automated, integrated systems for managed care pharmacy operations. The Company's systems are viewed as labor saving devices which address the issues of improved productivity and cost reduction. Systems can be expanded as customers' operations grow and they may be integrated with a wide variety of components to meet specific customer needs.
     Although the Company is not dependent on any single customer, much of its revenue is derived from contracts to design and install mail order pharmacy systems for North American corporations. In the fiscal year ended February 29, 1996, five customers accounted for revenues of $2,719,000, $1,763,000, $1,522,000, $1,484,000, and $1,167,000, respectively. In the fiscal year ended February 28, 1995, five customers accounted for revenues of $1,649,000, $1,005,000, $776,000, $708,000, and $677,000, respectively. In the fiscal year ended February 28, 1994, two customers accounted for revenues of $3,342,000 and $601,000, respectively.
     The Company's systems are sold on a fixed price basis. Contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has met contractual specifications. As of March 3, 1996, two customers owed the Company $312,000 and $153,000, respectively. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general credit worthiness of its customer base.

Fiscal Year
     The Company's fiscal year begins on March 1. Operations began in March, 1993.

Use of Estimates
     The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments
     The Company believes that the market values of its assets and liabilities which are financial instruments materially approximate their carrying values due to the short-term nature of the instruments.

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Cash and Cash Equivalents
     For the purpose of reporting cash flows, cash and cash equivalents include cash on deposit, amounts invested on an overnight basis with a bank, and other highly liquid debt instruments purchased with a maturity of three months or less. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Machinery and Equipment
     Machinery and equipment is depreciated, for financial statement purposes, on the straight-line method over the estimated useful lives of individual assets; whereas accelerated methods of depreciation are used for tax purposes. The range of lives used in determining depreciation rates for machinery and equipment is 5-7 years. Maintenance and repairs are charged to operations; betterments and renewals are capitalized. Upon sale or retirement of equipment, the cost and related accumulated depreciation are removed from the accounts and the resultant gain or loss, if any, is credited or charged to earnings.

Equipment Available For Lease
     Equipment available for lease represents the accumulated costs associated with robotic, computer hardware, and prescription filling equipment that will be leased to a customer during the first half of fiscal 1997. The lease, with an initial lease period of one year amounting to $139,000, also provides a series of three one-year renewal options by the lessee and a buyout provision at the end of the fourth year.

Sales Contracts
     Profits on sales contracts are recorded on the basis on the Company's estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the total contract price is accrued, which is allocable to contract expenditures incurred and work performed, on the basis of the ratio of aggregate costs to date to the most recent estimate of total costs at completion. As these contracts may extend over one or more fiscal years, generally no more than two fiscal years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

Warranty
     The Company's products are warranted against defects in materials and workmanship for a specified period.

Product Development Costs
     The Company expenses product development costs as incurred.

Royalty Arrangement
     During fiscal 1995, an amendment to the joint venture investment agreement was adopted to compensate each member company at a rate of 2% of gross sales for marketing and sales efforts on behalf of SI/BAKER, INC. The expense is included as Royalty expense, net in the Company's Statements of Operations for the fiscal years ended February 29, 1996 and February 28, 1995.

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Income Taxes
     Under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncement
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed of," which is effective for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The resultant impairment, if any, would be measured based on the fair value of the asset. The Company believes that the adoption of SFAS 121 will not have any effect on the Company's results of operations, financial position, or net cash flows.


Note 2:   Uncompleted Contracts

     Costs and estimated earnings on uncompleted contracts are as follows at February 29, 1996 and February 28, 1995 (in thousands):

                                                         1996             1995
Costs incurred on uncompleted contracts .......        $  7,484            3,392
Estimated earnings ............................           3,349              915
                                                       --------         --------
                                                         10,833            4,307
Less:  billings to date .......................           8,427            5,608
                                                       --------         --------
                                                       $  2,406           (1,301)
                                                       ========         ========


Included in accompanying balance sheets
  under the following captions:
     Costs and estimated earnings in excess
       of billings ............................        $  3,413              271
     Customers' deposits and billings in excess
       of costs and estimated billings ........          (1,007)          (1,572)
                                                       --------         --------
                                                       $  2,406           (1,301)
                                                       ========         ========

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 3:   Employee Benefit Plan

     The Company has a multi-faceted defined contribution Retirement Savings Plan. Employees with at least one year of service are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company contributes 2% of base pay to each eligible salaried employee's account and, in addition, matches 50% of the first 4% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions determined annually by the Board of Directors. Total expense for the Retirement Savings Plan was $37,000, $14,000, and $7,000 for the fiscal years ended February 29, 1996, February 28, 1995, and February 28, 1994, respectively.


Note 4:   Income Taxes

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                                               1996         1995        1994
Federal  -    current.......................................   $436          116          94
         -    deferred......................................    (96)         (16)        (10)
                                                               ----         ----        ----
                                                                340          100          84
                                                               ----         ----        ----

State    -    current.......................................    115           44          32
         -    deferred......................................    (25)          (4)         (4)
                                                               ----         ----        ----
                                                                 90           40          28
                                                               ----         ----        ----
                                                              $ 430          140         112
                                                              =====         ====        ====

   A reconciliation between the U. S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                                                1996        1995        1994
Computed tax expense at statutory rate of 34%................. $336           93          96
Increase (reduction) in taxes resulting from:
   State income taxes, net of federal benefit.................   59           26          18
   Miscellaneous items........................................   35           21          (2)
                                                               ----         ----        ----
                                                               $430          140         112
                                                               ====         ====        ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at February 29, 1996 and February 28, 1995 are presented below (in thousands):

                                                              1996         1995
Deferred tax assets:
   Accruals of book costs, not yet
     deductible for tax purposes............................. $ 163           41
                                                              -----        -----
       Total gross deferred tax assets.......................   163           41
                                                              =====        =====

Deferred tax liabilities:
   Machinery and equipment, principally due
     to differences in depreciation..........................     6            4
   Other.....................................................     2            3
                                                              -----        -----
       Total gross deferred tax liabilities..................     8            7
                                                              -----        -----
       Net deferred tax asset................................ $ 155           34
                                                              =====        =====

S/BAKER, INC.
Notes To Financial Statements (Continued)


     Management believes that, based on the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies, the realization of deferred tax assets is reasonably assured; therefore, no valuation allowance is considered necessary at February 29, 1996 and February 28, 1995.


Note 5:   Contingencies

     The Company is a defendant in litigation brought by a competitor alleging that certain of the Company's products infringe a patent held by the competitor. The competitor is seeking monetary damages and a royalty related to future sales by the Company of its products. Management of the Company, supported by its legal counsel, believes that the Company's products do not infringe the competitor's patent, and it is more likely than not that the Company will prevail if the matter is adjudicated. Furthermore, management of the Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company whether resolved through adjudication or settlement.


Note 6:   Related Party Transactions

     The Company has entered into various transactions with affiliated entities as follows (in thousands):

(a)  Automated Prescription Systems, Inc.
       (50% Stockholder):
         Balance Sheets Data at February 29, 1996
         and February 28, 1995 --                                1996       1995
              Amount included in trade receivables..............$   19         --
              Amount included in other receivables..............    --         10
              Amount included in accounts payable...............   489         --
              Amount included in accrued royalties
                payable.........................................    67        128

         Statements of Operations Data for the
         fiscal years ended February 29, 1996,
         February 28, 1995, and
         February 28, 1994 --                                     1996       1995      1994
           Systems and services purchased for
              resale under various subcontracts................. $ 519         13       125
           Royalty expense, net.................................   188        111        --

SI/BAKER, INC.
Notes To Financial Statements (Continued)

(b)  SI Handling Systems, Inc. (50% Stockholder):
         Balance Sheets Data at February 29, 1996
         and February 28, 1995 --                                1996       1995
           Amount included in trade receivables................. $  --         10
           Amount included in other receivables.................    --          2
           Amount included in accounts payable..................   591         14
           Amount included in accrued royalties
              payable...........................................    67        128
           Amount included in accrued other
              liabilities.......................................    21         --

         Statements of Operations Data for the
         fiscal years ended February 29, 1996,
         February 28, 1995, and
         February 28, 1994 --                                    1996       1995      1994
           Systems and services purchased for
              resale under various subcontracts................. $ 770      1,465     2,031
           Purchase of administrative and other
              services..........................................   106         47      104
           Royalty expense, net.................................   188         46       --

Officers:

   Michael L. Jordan, President and Chief Executive Officer
   Eugene E. Fellows, Vice President and Chief Operating Officer
   Ronald J. Semanick, Treasurer
   Alvin F. Towle, Secretary



Directors:

   Leonard S. Yurkovic
   James R. Baker, Jr.



General Counsel:

   Brose, Poswistilo & Elliott
   1101 Building
   11th & Northampton Streets
   Easton, PA  18042



Auditors:

   KPMG Peat Marwick LLP
   4905 Tilghman Street
   Allentown, PA  18104

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SI HANDLING SYSTEMS, INC.



                                       By /s/ Leonard S. Yurkovic
                                          ----------------------------------
                                           Leonard S. Yurkovic
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.



Dated:  May 9, 1996                       /s/ Edward J. Fahey
                                          ----------------------------------
                                           Edward J. Fahey
                                           Chairman of the Board



Dated:  May 9, 1996                       /s/ Leonard S. Yurkovic
                                          ----------------------------------
                                           Leonard S. Yurkovic
                                           President and Chief Executive Officer



Dated:  May 9, 1996                       /s/ Barry V. Mack
                                          ----------------------------------
                                           Barry V. Mack
                                           Vice President-Finance, Chief
                                             Financial Officer and Treasurer
                                           (Principal Accounting and Financial
                                             Officer)



Dated:  May 9, 1996                       /s/ Elmer D. Gates
                                          ----------------------------------
                                           Elmer D. Gates
                                           Director



Dated:  May 9, 1996                       /s/ L. Jack Bradt
                                          ----------------------------------
                                           L. Jack Bradt
                                           Director



Dated:  May 9, 1996                       /s/ Michael J. Gausling
                                          ----------------------------------
                                           Michael J. Gausling
                                           Director