Form 10-Q
period 1996-06-02
SI HANDLING SYSTEMS INC
filed 1996-07-16
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended June 2, 1996

                           Commission File No. 0-3362


                            SI HANDLING SYSTEMS, INC.
- - --------------------------------------------------------------------------------
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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing
requirements for the past 90 days.                                      Yes X No

Number of shares of common stock, par value $1.00 per share, outstanding as of June 2, 1996: 2,448,696

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.       FINANCIAL STATEMENTS
- - -------       --------------------
SI HANDLING SYSTEMS, INC.
Balance Sheets
     (In Thousands, Except Share Data)

                                                     June 2,       March 3,
Assets                                                1996           1996
- - ------                                             ----------      -------
Current assets:
   Cash and cash equivalents, principally
     time deposits                                  $ 1,575          1,335
   Short-term investments                               781          2,414
                                                    -------        -------
       Total cash, cash equivalents, and
         short-term investments                       2,356          3,749
                                                    -------        -------

   Receivables:
     Trade                                            3,513          2,505
     Notes and other receivables                        719            528
                                                    -------        -------
       Total receivables                              4,232          3,033
                                                    -------        -------

   Costs and estimated earnings in excess
     of billings                                      1,858          1,803

   Inventories:
     Raw materials                                      910            963
     Finished goods and work-in-process                 811            799
                                                    -------        -------
       Total inventories                              1,721          1,762
                                                    -------        -------

   Deferred income tax benefits                         229            229
   Prepaid expenses and other current assets            130            141
                                                    -------        -------
       Total current assets                          10,526         10,717
                                                    -------        -------

Property, plant and equipment, at cost:
   Land                                                  27             27
   Buildings and improvements                         3,276          3,276
   Machinery and equipment                            3,435          3,331
                                                    -------        -------
                                                      6,738          6,634
   Less:  accumulated depreciation                    5,540          5,461
                                                    -------        -------
       Net property, plant and equipment              1,198          1,173
                                                    -------        -------

Deferred income tax benefits                             71             71
Investment in joint venture                             560            530
Other assets, at cost less accumulated
   amortization of $59 in 1997 and $57
   in 1996                                               77             79
                                                    -------        -------

       Total assets                                 $12,432         12,570
                                                    =======        =======

                 See accompanying notes to financial statements.

- - -------       --------------------------------
SI HANDLING SYSTEMS, INC.
Balance Sheets
     (In Thousands, Except Share Data)

                                                          June 2,       March 3,
Liabilities and Stockholders' Equity                       1996           1996
- - ------------------------------------                     ---------      -------
Current liabilities:
   Current installments of long-term debt                 $    20             20
   Accounts payable                                         1,608          1,542
   Customers' deposits and billings in excess
     of costs and estimated earnings                        1,399          1,112
   Accrued salaries, wages, and commissions                   566            929
   Income taxes payable                                       211            275
   Accrued royalties payable                                  244            593
   Liabilities and deferred credits associated
     with the AGV Asset Purchase Agreement                     72             80
   Accrued other liabilities                                  821            659
                                                          -------        -------
     Total current liabilities                              4,941          5,210
                                                          -------        -------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Mortgages payable                                         43             49
                                                          -------        -------
       Total long-term debt                                    43             49
                                                          -------        -------

   Deferred compensation                                       94            101
                                                          -------        -------

       Total long-term liabilities                            137            150
                                                          -------        -------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par value; authorized
     5,000,000 shares; issued 2,448,696 shares
     in 1997 and 2,441,341 shares in 1996                   2,449          2,441
   Additional paid-in capital                               3,638          3,613
   Retained earnings                                        1,267          1,156
                                                          -------        -------
       Total stockholders' equity                           7,354          7,210
                                                          -------        -------
       Total liabilities and stockholders' equity         $12,432         12,570
                                                          =======        =======

                 See accompanying notes to financial statements.

- - -------       --------------------------------
SI HANDLING SYSTEMS, INC.
Statements of Operations
     (In Thousands, Except Share And Per Share Data)

                                           Three Months Ended
                                         ---------------------
                                         June 2,       May 28,
                                          1996          1995
                                         -------       -------

Net sales                                $5,631         6,097
Cost of sales                             3,941         4,504
                                         ------        ------

Gross profit on sales                     1,690         1,593
                                         ------        ------

Selling, general, and
   administrative expenses                1,330         1,159
Product development costs                    80           105
Interest expense                              3             4
Interest income                             (45)          (25)
Equity in income of joint venture           (30)          (24)
Other expense (income), net                 (64)          (41)
                                         ------        ------
                                          1,274         1,178
                                         ------        ------

Earnings before income taxes                416           415
Income tax expense                           31            65
                                         ------        ------

Net earnings                             $  385           350
                                         ======        ======

Net earnings per common share
   and common share equivalent*          $  .16           .14
                                         ======        ======

Dividends per share**                    $  .10           .07
                                         ======        ======

* On July 18, 1995, the Board of Directors declared a three-for-two stock split that was distributed on August 11, 1995 to stockholders of record on July 31, 1995. Earnings per share for all periods presented reflect the three-for-two stock split and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options, which were 2,455,000 and 2,478,000, respectively, at June 2, 1996 and May 28, 1995.

** Dividends per share for the three months ended May 28, 1995 were adjusted for the three-for-two stock split that was distributed on August 11, 1995 to stockholders of record on July 31, 1995.

                 See accompanying notes to financial statements.

- - -------       --------------------------------
SI HANDLING SYSTEMS, INC.
Statements of Cash Flows
     (In Thousands)

                                                           Three Months Ended
                                                         ---------------------
                                                           June 2,      May 28,
                                                            1996         1995
                                                         ----------   ---------
Cash flows from operating activities:
   Net earnings                                           $   385           350
   Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
       Depreciation of plant and equipment                     79           112
       Amortization of intangibles                              2             3
       Equity in income of joint venture                      (30)          (24)
       Change in operating assets and liabilities:
         Receivables                                       (1,199)        3,036
         Costs and estimated earnings in
           excess of billings                                 (55)         (722)
         Inventories                                           41           (63)
         Deferred income tax benefits                          --           (80)
         Prepaid expenses and other
           current assets                                      11           148
         Accounts payable                                      66          (991)
         Customers' deposits and billings
           in excess of costs and estimated
           earnings                                           287           667
         Accrued salaries, wages, and
           commissions                                       (363)          (15)
         Income taxes payable                                 (64)          145
         Accrued royalties payable                           (349)         (332)
         Liabilities and deferred credits
           associated with the AGV
           Asset Purchase Agreement                            (8)          100
         Accrued other liabilities                            162           (24)
         Deferred compensation                                 (7)           (7)
                                                          -------       -------
   Net cash provided by (used in) operating
     activities                                            (1,042)        2,303
                                                          -------       -------

Cash flows from investing activities:
   Sales of short-term investments                          1,633            --
   Additions to property, plant and equipment                (104)          (18)
                                                          -------       -------
   Net cash provided by (used in) investing
     activities                                             1,529           (18)
                                                          -------       -------

                 See accompanying notes to financial statements.

- - -------    --------------------------------
SI HANDLING SYSTEMS, INC.
Statements of Cash Flows (Continued)
     (In Thousands)

                                                           Three Months Ended
                                                        -----------------------
                                                           June 2,      May 28,
                                                            1996         1995
                                                         ----------   ---------

Cash flows from financing activities:
   Sale of treasury stock in connection with
     employee stock option plan                                --             1
   Sale of common shares in connection
     with employee stock option plan                            3            --
   Repayment of long-term debt, including
     current portion                                           (6)           (7)
   Increase in (repayment of) loan
     payable to bank                                           --          (500)
   Dividends paid on common stock                            (244)           --
                                                           ------        ------
   Net cash used by financing
     activities                                              (247)         (506)
                                                           ------        ------

   Increase in cash and cash equivalents                      240         1,779
   Cash and cash equivalents, beginning
     of period                                              1,335           571
                                                           ------        ------
   Cash and cash equivalents, end of
     period                                                $1,575         2,350
                                                           ======        ======

   Supplemental disclosures of cash flow
   information:
     Cash paid during the period for:
       Interest                                            $    1             5
                                                           ======        ======
       Income taxes                                        $   95            --
                                                           ======        ======

   Supplemental disclosure of noncash financing activities:
     Cash dividends declared in May but
       payable in June                                     $   --           164
                                                           ======        ======
     Issuance of 10,603 common shares
       in exchange for 3,865 common
       shares delivered to the Company
       by officers in connection with the
       employee incentive stock option plan                $   30            --
                                                           ======        ======

                 See accompanying notes to financial statements.

- - -------       --------------------------------
SI HANDLING SYSTEMS, INC.
Notes To Financial Statements
Three Months Ended June 2, 1996 and May 28, 1995

(1) The information contained in this 10-Q report is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial statements furnished reflect all adjustments and accruals which are necessary to a fair statement of results for the interim periods presented.

     SI Handling Systems, Inc. ("SI" or the "Company") and Automated Prescription Systems, Inc. ("APS") are co-venturers in a joint venture named SI/BAKER, INC. ("SI/BAKER" or the "joint venture"). The joint venture draws upon the automated materials handling systems experience of SI and the automated pill counting and dispensing products of APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
     The joint venture designs and installs computer controlled, fully automated, integrated systems for managed care pharmacy operations. The joint venture's systems are viewed as labor saving devices which address the issues of improved productivity and cost reduction. Systems can be expanded as customers' operations grow and they may be integrated with a wide variety of components to meet specific customer needs.
     Schedule A contains the SI/BAKER, INC. financial statements. The information contained in the SI/BAKER, INC. financial statements is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial statements furnished reflect all adjustments and accruals which are necessary to a fair statement of results for the interim periods presented.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - -------    -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

Liquidity and Capital Resources
- - -------------------------------
     The Company's cash and cash equivalents increased to $1,575,000 during fiscal 1997 from $1,335,000 at the end of fiscal 1996. The increase resulted from cash proceeds of $1,633,000 from the sale of short-term investments and $3,000 from the sale of common stock in connection with the employee stock option plan. Partially offsetting the increase in cash and cash equivalents were cash used by operating activities totaling $1,042,000, repayments of long-term debt of $6,000, purchases of equipment of $104,000, and the payment of $244,000 in cash dividends to stockholders. Funds provided by operating activities during the first three months of fiscal 1996 were $2,303,000.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- - -------       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
              -----------------------------------------------
SI HANDLING SYSTEMS, INC.

Liquidity and Capital Resources (Continued)
- - -------------------------------
     The Company has a $5,000,000 committed revolving credit facility which is secured by a lien position on accounts receivable, land, and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during the first three months of fiscal 1997. The term of the original arrangement was for three years with an expiration date of July 31, 1996; however, effective March 1, 1996, the Company's principal bank amended certain covenants to allow the Company greater operating flexibility and extended the expiration date of the revolving credit facility to July 31, 1998. During the first three months of fiscal 1997, the
Company  did not  have any  borrowings  under  the  committed  revolving  credit facility.
     On May 15, 1996, SI/BAKER, INC. ("SI/BAKER") borrowed $2,000,000 from its principal bank to fund short-term working capital requirements. The Company and its joint venture partner, Automated Prescription Systems, Inc. ("APS"), each guaranteed $1,000,000 of the borrowing. SI/BAKER repaid the $2,000,000 short-term debt on June 4, 1996. The Company and APS may guarantee future borrowings of its joint venture Company if the circumstances surrounding the borrowing transaction warrant the guarantee.
     The Company anticipates that its financial resources, consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements in the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

Results of Operations
- - ---------------------
Three Months Ended June 2, 1996 Versus Three Months Ended May 28,
- - -----------------------------------------------------------------
1995
- - ----
     The Company's net earnings for the first three months of fiscal 1997 were $385,000 compared to net earnings of $350,000 for the first three months of fiscal 1996. Backlog at the end of the first quarter of fiscal 1997 was $10,921,000 with the majority of the backlog pertaining to Switch-Cart, Cartrac, and Dispen-SI-matic contracts.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- - -------       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
              -----------------------------------------------
SI HANDLING SYSTEMS, INC.

Results of Operations
- - ---------------------
Three Months Ended June 2, 1996 Versus Three Months Ended May 28,
- - -----------------------------------------------------------------
1995 (Continued)
- - ----
     Net sales of $5,631,000 for the first three months of fiscal 1997 decreased 7.6% compared to net sales of $6,097,000 for the first three months of fiscal 1996. The sales decrease in the first three months of fiscal 1997 is attributed primarily to a smaller backlog of orders entering fiscal 1997 ($10,488,000 versus a $16,665,000 backlog beginning fiscal 1996). The largest decline occurred in the Cartrac product line whereby during the first three months of fiscal 1996 a significant amount of progress relating to two large automotive contracts, subsequently completed by the end of fiscal 1996, resulted in substantial revenues. Also, the Company's Automated Guided Vehicle Systems ("AGVS") and Order Selection Systems product lines experienced declines in sales for the first three months of fiscal 1997 when compared to the prior year comparable period. The decline in AGVS sales for the first three months of fiscal 1997 is due to the Company's reduced emphasis on the AGVS product line, with selling efforts related to the product currently confined to the parts and service business. Contributing to the lower beginning backlog, and hence sales in the first quarter of fiscal 1997, are delays by prospective customers, particularly those interested in Order Selection Systems, in signing contracts due to expanding project scope and to merger and acquisition interference. Partially offsetting the declines mentioned above was an increase in sales of the Company's Switch-Cart product, principally relating to performance on contracts received during the fourth quarter of fiscal 1996. The Company was also the recipient of a $2,400,000 Switch-Cart contract at the end of the first quarter of fiscal 1997. This Switch-Cart contract will enhance automated roll-handling capabilities for a customer in the newspaper industry and will generate revenue for the Company throughout the remainder of the fiscal year.
     Gross profit as a percentage of sales was 30.0% for the first three months of fiscal 1997 compared to 26.1% for the first three months of fiscal 1996. The increase in the gross profit percentage for the first three months of fiscal 1997 was primarily attributable to the favorable performance on several contracts initiated in prior fiscal years that were completed during the first quarter of fiscal 1997 as well as to a higher content in contracts currently in progress of proprietary product whereby margins are higher than contracts containing a high degree of ancillary products. Also contributing to the lower gross profit percentage in the fiscal 1996 comparable period were primarily two factors: difficulties in executing and concluding several AGVS contracts as additional costs became necessary to meet contractual throughput and durability requirements, and higher costs associated with first-time design inefficiencies relating to the Company's new small parcel sortation system aimed at improvements to mail order distribution operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - -------    ---------------------------------------------------------------
           RESULTS OF OPERATIONS (CONTINUED)
           ---------------------
SI HANDLING SYSTEMS, INC.

Results of Operations
- - ---------------------
Three Months Ended June 2, 1996 Versus Three Months Ended May 28,
- - -----------------------------------------------------------------
1995 (Continued)
- - ----
     Selling, general, and administrative expenses of $1,330,000 were higher by $171,000 in the first three months of fiscal 1997 than in the comparable fiscal 1996 period. The increase in selling, general, and administrative expenses is due primarily to costs associated with product promotion and sales efforts in response to increased quoting activities and aimed at expanding the Company's customer base of business.
     Product development costs of $80,000 were lower by $25,000 in the first three months of fiscal 1997 than in the comparable fiscal 1996 period.
Development programs in the first three months of fiscal 1997 included improvements to the Order Selection product line, with particular emphasis aimed at Dispen-SI-matic and Pick-to-Light Systems. Development programs in the first three months of fiscal 1996 included improvements to the Order Selection and Sortation product lines, with particular emphasis aimed at Pick-to-Light and Small Parcel Sortation Systems.
     Interest income of $45,000 was higher by $20,000 in the first three months of fiscal 1997 than in the comparable fiscal 1996 period. The increase in interest income is primarily attributable to the higher level of funds available for short-term investments during the first three months of fiscal 1997.
     Equity in income of joint venture represented the Company's proportionate share of its investment in SI/BAKER, INC. which is being accounted for under the equity method. The favorable variance for the first three months of fiscal 1997 in the equity in income of joint venture was attributable to SI/BAKER's growth in revenues and gross profit percentage reduced by increased royalty costs, product development costs, and selling, general, and administrative expenses, including accrued legal costs associated with the patent infringement litigation.
     The favorable variance in other expense (income), net, is primarily attributable to an increase in royalty income related to the SI/BAKER, INC. joint venture.
     The Company incurred income tax expense of $31,000 during the first three months of fiscal 1997 compared to income tax expense of $65,000 in the comparable fiscal 1996 period. Income tax expense for the first three months of fiscal 1997 and 1996 were less than the statutory rate of 34% due to the recognition of previously unrecognized deferred tax assets which are anticipated to be realizable due to the current and projected profitability of the Company.

SI HANDLING SYSTEMS, INC.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.       LEGAL PROCEEDINGS
- - -------       -----------------

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


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
- - -------       --------------------------------

     (a) Exhibit 27 - Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended June 2, 1996.

SI HANDLING SYSTEMS, INC.




                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SI HANDLING SYSTEMS, INC.



                                                     Barry V. Mack
                                                     Vice President - Finance


Dated:        July 15, 1996
              -------------

                                                                     SCHEDULE A











                                 SI/BAKER, INC.

                              FINANCIAL STATEMENTS
                                  MAY 31, 1996

SI/BAKER, INC.
Balance Sheets
May 31, 1996 and February 29, 1995
  (In Thousands, Except Share Data)

                                                May 31,       February
                                                 1996         29, 1996
                                              ---------       --------

Assets
Current assets:
   Cash and cash equivalents, principally
     time deposits                               $  236           327
   Trade receivables                              3,433           523
   Costs and estimated earnings in
     excess of billings                           2,353         3,413
   Inventories - purchased parts                     47            16
   Deferred income tax benefits                     161           161
   Prepaid expenses and other current
     assets                                          34             5
                                                 ------        ------

       Total current assets                       6,264         4,445
                                                 ------        ------

   Machinery and equipment, at cost                  84            75
     Less:  accumulated depreciation                 27            23
                                                 ------        ------
   Net machinery and equipment                       57            52
                                                 ------        ------

   Equipment available for lease                    487           478
                                                 ------        ------

       Total assets                              $6,808         4,975
                                                 ======        ======

SI/BAKER, INC.
Balance Sheets
May 31, 1996 and February 29, 1995
  (In Thousands, Except Share Data)

                                                  May 31,     February
                                                   1996       29, 1996
                                                 --------     --------

Liabilities and Stockholders' Equity
 Current liabilities:
   Notes payable to bank                          $2,000            --

   Accounts payable:
     Trade                                           710           798
     Affiliated companies                            816         1,080
                                                  ------        ------
       Total accounts payable                      1,526         1,878
                                                  ------        ------

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                      1,229         1,007
   Accrued salaries, wages, and
     commissions                                     137           272
   Income taxes payable                               52           194
   Accrued royalties payable                         147           134
   Accrued audit and legal fees                      333           271
   Accrued other liabilities                         258           153
                                                  ------        ------
       Total current liabilities                   5,682         3,909
                                                  ------        ------

Deferred income tax liability                          6             6
                                                  ------        ------

Contingencies

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                  --            --
   Additional paid-in capital                        200           200
   Retained earnings                                 920           860
                                                  ------        ------
       Total stockholders' equity                  1,120         1,060
                                                  ------        ------

       Total liabilities and stockholders'
         equity                                   $6,808         4,975
                                                  ======        ======

SI/BAKER, INC.
Statements of Operations
Three months Ended May 31, 1996 and 1995
  (In Thousands)

                                             Three Months Ended
                                            --------------------
                                            May 31,      May 31,
                                             1996         1995
                                            -------      -------

Net sales                                   $3,670         1,957
Cost of sales                                2,969         1,591
                                            ------        ------

Gross profit on sales                          701           366
                                            ------        ------

Selling, general, and administrative
   expenses                                    314           185
Product development costs                      136            36
Royalty expense, net                           147            78
Interest income                                 (6)          (24)
Interest expense                                 7            --
Other (income) expense, net                      3             3
                                            ------        ------
                                               601           278
                                            ------        ------

Earnings before income taxes                   100            88
Income tax expense                              40            40
                                            ------        ------

Net earnings                                $   60            48
                                            ======        ======

SI/BAKER, INC.
Statements of Cash Flows
Three months Ended May 31, 1996 and 1995
  (In Thousands)

                                                           Three Months Ended
                                                        -----------------------
                                                          May 31,       May 31,
                                                           1996          1995
                                                        ----------      -------
Cash flow from operating activities:
   Net earnings                                          $    60             48
   Adjustments to reconcile net earnings to
      net cash used by operating activities:
       Depreciation of machinery and
         equipment                                             4              2
       Changes in operating assets and
         liabilities:
           Trade receivables                              (2,910)          (480)
           Costs and estimated earnings
              in excess of billings                        1,060            191
           Inventories - purchased parts                     (31)            --
           Prepaid expenses and other
              current assets                                 (29)           (34)
           Accounts payable                                 (352)           178
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                         222            199
           Accrued salaries, wages, and
              commissions                                   (135)           (58)
           Income taxes payable                             (142)             6
           Accrued royalties payable                          13           (178)
           Accrued audit and legal fees                       62             --
           Accrued other liabilities                         105             (9)
                                                         -------        -------
Net cash used by operating activities                     (2,073)          (135)
                                                         -------        -------

Cash flows used in investing activities:
   Additions to machinery and equipment                       (9)            (5)
   Equipment available for lease                              (9)            --
                                                         -------        -------
     Net cash used by investing activities                   (18)            (5)
                                                         -------        -------

Cash flows provided by financing activities:
   Increase in notes payable to bank                       2,000             --
                                                         -------        -------

Decrease in cash and cash equivalents                        (91)          (140)
Cash and cash equivalents, beginning of period               327          1,830
                                                         -------        -------
Cash and cash equivalents, end of period                 $   236          1,690
                                                         =======        =======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Income taxes                                      $   182             34
                                                         =======        =======