Form 10-Q
period 1996-09-01
SI HANDLING SYSTEMS INC
filed 1996-10-15
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 1, 1996

                           Commission File No. 0-3362


                            SI HANDLING SYSTEMS, INC.
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock, par value $1.00 per share, outstanding as of September 1, 1996: 2,450,927.
                   ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.       FINANCIAL STATEMENTS
-------       --------------------
SI HANDLING SYSTEMS, INC.
Balance Sheets
     (In Thousands, Except Share Data)

                                                 September 1,        March 3,
Assets                                               1996              1996
------                                           ------------        --------
Current assets:
   Cash and cash equivalents, principally
     time deposits                                  $ 3,885          1,335
   Short-term investments                               500          2,414
                                                    -------        -------
       Total cash, cash equivalents, and
         short-term investments                       4,385          3,749
                                                    -------        -------

   Receivables:
     Trade                                            3,641          2,505
     Notes and other receivables                        113            528
                                                    -------        -------
       Total receivables                              3,754          3,033
                                                    -------        -------

   Costs and estimated earnings in excess
     of billings                                        797          1,803

   Inventories:
     Raw materials                                      871            963
     Finished goods and work-in-process                 932            799
                                                    -------        -------
       Total inventories                              1,803          1,762
                                                    -------        -------

   Deferred income tax benefits                         214            229
   Prepaid expenses and other current assets            148            141
                                                    -------        -------
       Total current assets                          11,101         10,717
                                                    -------        -------

Property, plant and equipment, at cost:
   Land                                                  27             27
   Buildings and improvements                         3,276          3,276
   Machinery and equipment                            3,494          3,331
                                                    -------        -------
                                                      6,797          6,634
   Less:  accumulated depreciation                    5,620          5,461
                                                    -------        -------
       Net property, plant and equipment              1,177          1,173
                                                    -------        -------

Deferred income tax benefits                             71             71
Investment in joint venture                             607            530
Other assets, at cost less accumulated
   amortization of $62 in 1997 and $57
   in 1996                                               72             79
                                                    -------        -------
       Total assets                                 $13,028         12,570
                                                    =======        =======


                 See Accompanying Notes To Financial Statements.

-------       --------------------
SI HANDLING SYSTEMS, INC.
Balance Sheets
     (In Thousands, Except Share Data)

                                                   September 1,     March 3,
Liabilities and Stockholders' Equity                   1996           1996
------------------------------------               ------------     --------
Current liabilities:
   Current installments of long-term debt            $    20             20
   Accounts payable                                    1,386          1,542
   Customers' deposits and billings in excess
     of costs and estimated earnings                   1,628          1,112
   Accrued salaries, wages, and commissions              659            929
   Income taxes payable                                  279            275
   Accrued royalties payable                             327            593
   Liabilities and deferred credits associated
     with the AGV Asset Purchase Agreement                67             80
   Accrued other liabilities                             827            659
                                                     -------        -------

     Total current liabilities                         5,193          5,210
                                                     -------        -------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Mortgages payable                                    38             49
                                                     -------        -------

       Total long-term debt                               38             49
                                                     -------        -------

   Deferred compensation                                 101            101
                                                     -------        -------

       Total long-term liabilities                       139            150
                                                     -------        -------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par value; authorized
     5,000,000 shares; issued 2,450,927 shares
     in 1997 and 2,441,341 shares in 1996              2,451          2,441
   Additional paid-in capital                          3,645          3,613
   Retained earnings                                   1,600          1,156
                                                     -------        -------

       Total stockholders' equity                      7,696          7,210
                                                     -------        -------

       Total liabilities and stockholders' equity    $13,028         12,570
                                                     =======        =======

                 See accompanying notes to financial statements.

-------       --------------------
SI HANDLING SYSTEMS, INC.
Statements of Operations
     (In Thousands, Except Share And Per Share Data)

                               Three Months Ended         Six Months Ended
                              --------------------      --------------------
                              September    August       September    August
                               1, 1996    27, 1995       1, 1996    27, 1995
                              ---------   --------      ---------   --------
Net sales                      $ 5,422      6,884         11,053     12,981
Cost of sales                    3,900      5,253          7,841      9,757
                               -------    -------        -------    -------

Gross profit on sales            1,522      1,631          3,212      3,224
                               -------    -------        -------    -------

Selling, general and
   administrative
   expenses                      1,268      1,274          2,598      2,433
Product development
   costs                            26         78            106        183
Interest expense                     2          4              5          8
Interest income                    (50)       (43)           (95)       (68)
Equity in income of
  joint venture                    (47)      (117)           (77)      (141)
Other expense
   (income), net                   (37)       (57)          (101)       (98)
                               -------    -------        -------    -------
                                 1,162      1,139          2,436      2,317
                               -------    -------        -------    -------

Earnings before
   income taxes                    360        492            776        907
Income tax expense                  27         71             58        136
                               -------    -------        -------    -------

Net earnings                   $   333        421            718        771
                               =======    =======        =======    =======

Net earnings per common
   share and common
   share equivalent*           $   .13        .17            .29        .31
                               =======    =======        =======    =======

Dividends per share**          $    --         --            .10        .07
                               =======    =======        =======    =======

* On July 18, 1995, the Board of Directors declared a three-for-two stock split that was distributed on August 11, 1995 to stockholders of record on July 31, 1995. Earnings per share for all periods presented reflect the three-for-two stock split and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options, which were 2,459,000 and 2,479,000, respectively, at September 1, 1996 and August 27, 1995.

** Dividends per share for the six months ended August 27, 1995 were adjusted for the three-for-two stock split that was distributed on August 11, 1995 to stockholders of record on July 31, 1995.

                 See accompanying notes to financial statements.

-------       --------------------
SI HANDLING SYSTEMS, INC.
Statements of Cash Flows
     (In Thousands)

                                                        Six Months Ended
                                                    -------------------------
                                                    September         August
                                                     1, 1996         27, 1995
                                                    ---------       ---------
Cash flows from operating activities:
   Net earnings                                      $   718             771
   Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation of plant and equipment               159             223
       Amortization of intangibles                         5               5
       Equity in income of joint venture                 (77)           (141)
       Change in operating assets and liabilities:
         Receivables                                    (721)          2,654
         Costs and estimated earnings in
           excess of billings                          1,006            (713)
         Inventories                                     (41)            127
         Deferred income tax benefits                     15             (80)
         Prepaid expenses and other
           current assets                                 (7)            187
         Other noncurrent assets                           2              --
         Accounts payable                               (156)         (1,253)
         Customers' deposits and billings
           in excess of costs and estimated
           earnings                                      516             637
         Accrued salaries, wages, and
           commissions                                  (270)             (5)
         Income taxes payable                              4             216
         Accrued royalties payable                      (266)           (189)
         Liabilities and deferred credits
           associated with the AGV
           Asset Purchase Agreement                      (13)           (124)
         Accrued other liabilities                       168             208
         Deferred compensation                            --              (5)
                                                     -------         -------
   Net cash provided by operating activities           1,042           2,518
                                                     -------         -------

Cash flows from investing activities:
   Sales of short-term investments                     1,914              --
   Additions to property, plant and equipment           (163)           (133)
                                                     -------         -------
   Net cash provided by (used in) investing
     activities                                        1,751            (133)
                                                     -------         -------

                 See accompanying notes to financial statements.

-------    --------------------
SI HANDLING SYSTEMS, INC.
Statements of Cash Flows (Continued)
     (In Thousands)

                                                          Six Months Ended
                                                     -------------------------
                                                     September         August
                                                      1, 1996         27, 1995
                                                     ---------        --------
Cash flows from financing activities:
   Sale of treasury stock in connection with
     employee stock option plan                           --              23
   Sale of common shares in connection
     with employee stock option plan                      12              --
   Repayment of long-term debt, including
     current portion                                     (11)            (11)
   Increase in (repayment of) loan
     payable to bank                                      --            (500)
   Dividends paid on common stock                       (244)           (164)
   Dividends paid to stockholders for
     fractional shares in connection
     with three-for-two stock split                       --              (1)
                                                     -------         -------
   Net cash used by financing
     activities                                         (243)           (653)
                                                     -------         -------

   Increase in cash and cash equivalents               2,550           1,732
   Cash and cash equivalents, beginning
     of period                                         1,335             571
                                                     -------         -------
   Cash and cash equivalents, end of
     period                                          $ 3,885           2,303
                                                     =======         =======

   Supplemental disclosures of cash flow
   information:
     Cash paid during the period for:
       Interest                                      $     2               8
                                                     =======         =======
       Income taxes                                  $    39              --
                                                     =======         =======

   Supplemental disclosure of noncash
   financing activities:
     Issuance of 10,603 common shares
       in exchange for 3,865 common shares
       delivered to the Company by officers
       in connection with the
       employee incentive stock option plan          $    30              --
                                                     =======         =======

                 See accompanying notes to financial statements.

-------       --------------------
SI HANDLING SYSTEMS, INC.
Notes To Financial Statements
Six Months Ended September 1, 1996 and August 27, 1995

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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------    -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $3,885,000 during the first six months of fiscal 1997 from $1,335,000 at the end of fiscal 1996. The increase resulted from cash provided by operating activities totaling $1,042,000 and proceeds of $1,914,000 from the sale of short-term investments and $12,000 from the sale of common stock in connection with the employee stock option plan. Partially offsetting the increase in cash and cash equivalents were repayments of long-term debt of $11,000, purchases of equipment of $163,000, and the payment of $244,000 in cash dividends to stockholders. Funds provided by operating activities during the first six months of fiscal 1996 were $2,518,000.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
              -----------------------------------
SI HANDLING SYSTEMS, INC.

Liquidity and Capital Resources (Continued)
-------------------------------
     The Company has a $5,000,000 committed revolving credit facility which is secured by a lien position on accounts receivable, land, and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during the first six months of fiscal 1997. The term of the original arrangement was for three years with an expiration date of July 31, 1996; however, effective March 1, 1996, the Company's principal bank amended certain covenants to allow the Company greater operating flexibility and extended the expiration date of the revolving credit facility. Currently, the committed revolving credit facility has an expiration date of August 31, 1999. During the first six months of fiscal 1997, the Company did not have any borrowings under the committed revolving credit facility.
     On May 15, 1996, SI/BAKER, INC. ("SI/BAKER") borrowed $2,000,000 from its principal bank to fund short-term working capital requirements. The Company and its joint venture partner, Automated Prescription Systems, Inc.("APS"), each guaranteed fifty percent (50%) of the borrowing. SI/BAKER repaid the $2,000,000 short-term debt on June 4, 1996. Also, on August 15, 1996, SI/BAKER borrowed $300,000 from its principal bank to fund short-term working capital requirements. The $300,000 of short-term debt, guaranteed equally by both parent companies, was repaid on August 26, 1996. The Company and APS may guarantee future borrowings of its joint venture company if the circumstances surrounding the borrowing transaction warrant the guarantee.
     The Company anticipates that its financial resources consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements in the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
              -----------------------------------
SI HANDLING SYSTEMS, INC.

Results of Operations
---------------------
(a)  Six Months Ended  September 1, 1996 Versus Six Months Ended August 27, 1995
     ---------------------------------------------------------------------------
     The Company's net earnings for the first six months of fiscal 1997 was $718,000 compared to net earnings of $771,000 for the first six months of fiscal 1996.
     Backlog at the end of the second quarter of fiscal 1997 was $8,308,000 with the majority of the backlog pertaining to Switch-Cart, Cartrac, and Dispen-SI-matic contracts. Subsequent to the end of the second quarter of fiscal 1997, the Company was the recipient of a $16.9 million prime mechanization contract with the Defense Logistics Agency for the Army Distribution Depot in Red River, Texas. This contract, one of the largest in the Company's history, will take approximately two years to complete.
     Net sales of $11,053,000 for the first six months of fiscal 1997 decreased 14.9% compared to net sales of $12,981,000 for the first six months of fiscal 1996. The sales decrease in the first six months of fiscal 1997 is attributed primarily to a smaller backlog of orders entering fiscal 1997 ($10,488,000 versus a $16,665,000 backlog beginning fiscal 1996). The largest decline occurred in the Cartrac product line whereby during the first six months of fiscal 1996 a significant amount of progress relating to two large automotive contracts, subsequently completed by the end of fiscal 1996, resulted in substantial revenues. Also, the Company's AGVS and Order Selection Systems product lines experienced declines in sales for the first six months of fiscal 1997 when compared to the prior year comparable period. The decline in AGVS sales for the first six months of fiscal 1997 is due to the Company's reduced emphasis on the AGVS product line, with selling efforts related to the product currently confined to the parts and service business. Contributing to the lower beginning backlog, and hence sales in the first half of fiscal 1997, are delays by prospective customers, particularly those interested in Order Selection Systems, in signing contracts due to expanding project scope and to merger and acquisition interference. Partially offsetting the declines mentioned above was an increase in sales of the Company's Switch-Cart product, principally relating to performance on contracts received during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
              -----------------------------------
SI HANDLING SYSTEMS, INC.

Results of Operations
---------------------
(a) Six Months Ended September 1, 1996 Versus Six Months Ended
    August 27, 1995 (Continued)
    ---------------
     Gross profit as a percentage of sales was 29.1% for the first six months of fiscal 1997 compared to 24.8% for the first six months of fiscal 1996. The increase in the gross profit percentage for the first six months of fiscal 1997 was primarily attributable to the favorable performance on several contracts initiated in prior fiscal years that were completed during the first six months of fiscal 1997 as well as to a higher content in contracts currently in progress of proprietary product wherein margins are higher than contracts containing a high degree of ancillary products. Also contributing to the lower gross profit percentage in the fiscal 1996 comparable period were primarily two factors:
difficulties in executing and concluding several AGVS contracts as additional costs became necessary to meet contractual throughput and durability requirements and higher costs associated with first-time design inefficiencies relating to the Company's new small parcel sortation system aimed at improvements to mail order distribution operations.
     Selling, general and administrative expenses of $2,598,000 were higher by $165,000 in the first six months of fiscal 1997 than in the comparable fiscal 1996 period. The increase in selling, general, and administrative expenses is due primarily to costs associated with product promotion and sales efforts in response to increased quoting activities and aimed at expanding the Company's customer base of business.
     Product development costs of $106,000 were lower by $77,000 in the first six months of fiscal 1997 than in the comparable fiscal 1996 period. Development programs in the first six months of fiscal 1997 included improvements to the Sortation and Order Selection product lines, with particular emphasis aimed at Dispen-SI-matic and Pick-to-Light Systems. Development programs in the first six months of fiscal 1996 included improvements to the Order Selection and Sortation product lines, with particular emphasis aimed at Pick-to-Light and Small Parcel Sortation Systems.
     Interest income of $95,000 was higher by $27,000 in the first six months of fiscal 1997 than in the comparable fiscal 1996 period. The increase in interest income is primarily attributable to the higher level of funds available for short-term investments during the first six months of fiscal 1997.
     Equity in income of joint venture represented the Company's proportionate share of its investment in SI/BAKER, INC. which is being accounted for under the equity method. Despite the growth in SI/BAKER's revenues, the unfavorable variance for the first six months of fiscal 1997 in the equity in income of joint venture was attributable to a combination of several factors including competitively restrained prices which produced a decline in the gross profit percentage along with increased royalty costs, product development costs, and selling, general, and administrative

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
              -----------------------------------
SI HANDLING SYSTEMS, INC.

Results of Operations
---------------------
(a)  Six Months Ended September 1, 1996 Versus Six Months Ended
     ----------------------------------------------------------
     August 27, 1995 (Continued)
     ---------------
expenses, including accrued legal costs associated with the patent infringement litigation.
     The favorable variance in other expense (income), net, is primarily attributable to an increase in royalty income related to the SI/BAKER, INC. joint venture. Partially offsetting the increase was a reduction in purchase discounts available to the Company due to the lower volume of purchases eligible for cash discounts in the current period and the write-off of the balance of a customer receivable due to its filing for bankruptcy protection.
     The Company incurred income tax expense of $58,000 during the first six months of fiscal 1997 compared to income tax expense of $136,000 in the comparable fiscal 1996 period. Income tax expense for the first six months of fiscal 1997 and 1996 were less than the statutory rate of 34% due to the recognition of previously unrecognized deferred tax assets which are anticipated to be realizable due to the current and projected profitability of the Company.

(b)  Three Months  Ended  September 1, 1996 versus Three Months Ended
     ----------------------------------------------------------------
     August 27, 1995
     ---------------
     Changes in the second quarter of the current fiscal year compared to the prior year were consistent with those previously noted above for the six month-period, except for the following areas:
     Selling, general, and administrative expenses for the second quarter of fiscal 1997 decreased slightly from the comparable fiscal 1996 period. The increase in selling, general, and administrative expenses for the six month period noted above occurred primarily in the first quarter of fiscal 1997 and thus second quarter expenses for fiscal 1997 were similar to the comparable prior year period.
     The unfavorable variance in other expense (income), net, is primarily attributable to a reduction in purchase discounts available to the Company due to the lower volume of purchases eligible for cash discounts in the current period and the write-off of the balance of a customer receivable due to its filing for bankruptcy protection. Partially offsetting the decrease was an increase in royalty income related to the SI/BAKER, INC. joint venture.

SI HANDLING SYSTEMS, INC.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------
     The Company's Annual Meeting of Shareholders was held on July 17, 1996 with the following items being submitted to a vote by shareholders:

     1.  The election of five directors.
     2.  The approval of the amendment and restatement of the Company's
         Articles.
     3.  The approval of the amendment and restatement of the Company's
         Bylaws.

     Details of the proposals noted above were provided to shareholders in the form of a Notice of Annual Meeting and Proxy Statement dated June 17, 1996 and mailed on June 21, 1996, with such solicitation being in accordance with Regulation 14 of the Securities and Exchange Act of 1934.
     There was no solicitation in opposition to the management's nominees listed in the Proxy Statement, and all management's nominees were elected.
     Furthermore, Proposal Number 2 for the approval of the amendment and restatement of the Company's Articles and Proposal Number 3 for the approval of the amendment and restatement of the Company's Bylaws were duly approved by the shareholders.
     The voting results on the three matters noted above are set forth as follows:

     1.  Election of Directors:

         Name of Nominee         Votes For       Votes Withheld     Non-Voting
         ---------------         ---------       --------------     ----------
         L. Jack Bradt           2,258,720             5,242          184,734
         Edward J. Fahey         2,258,720             5,242          184,734
         Elmer D. Gates          2,244,544            19,418          184,734
         Michael J. Gausling     2,258,720             5,242          184,734
         Leonard S. Yurkovic     2,258,720             5,242          184,734

     2.  Approval of the amendment and restatement of the Company's Articles:

         Votes For       Votes Against        Abstentions           Non-Voting
         ---------       -------------        -----------           ----------
         1,382,349          355,171              4,885                706,291

     3.  Approval of the amendment and restatement of the Company's Bylaws:

         Votes For       Votes Against        Abstentions           Non-Voting
         ---------       -------------        -----------           ----------
         1,316,277          440,484               4,885               687,050

SI HANDLING SYSTEMS, INC.

                     ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a) Exhibit 27 - Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended September 1, 1996.

SI HANDLING SYSTEMS, INC.







                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SI HANDLING SYSTEMS, INC.



                                                     Barry V. Mack
                                                     Vice President - Finance

Dated:        October 15, 1996
        ---------------------------

                                                                    SCHEDULE A












                                 SI/BAKER, INC.

                              FINANCIAL STATEMENTS
                                 AUGUST 31, 1996

SI/BAKER, INC.
Balance Sheets
August 31, 1996 and February 29, 1996
  (In Thousands, Except Share Data)

                                                      August       February
                                                     31, 1996      29, 1996
                                                     --------      --------
Assets
Current assets:
   Cash and cash equivalents, principally
     time deposits                                    $2,658            327

Receivables:
   Trade                                                544            523
   Other receivables                                     12             --
                                                     ------         ------
     Total receivables                                  556            523
                                                     ------         ------

   Costs and estimated earnings in
     excess of billings                               1,253          3,413
   Inventories - purchased parts                        121             16
   Deferred income tax benefits                         161            161
   Prepaid income taxes                                 157             --
   Prepaid expenses and other current
     assets                                             124              5
                                                     ------         ------

       Total current assets                           5,030          4,445
                                                     ------         ------

   Machinery and equipment, at cost                      97             75
     Less:  accumulated depreciation                     32             23
                                                     ------         ------
   Net machinery and equipment                           65             52
                                                     ------         ------

   Equipment leased to customer                         487            478
   Less:  accumulated depreciation                       66             --
                                                     ------         ------
     Net equipment leased to customer                   421            478
                                                     ------         ------

       Total assets                                  $5,516          4,975
                                                     ======         ======

SI/BAKER, INC.
Balance Sheets
August 31, 1996 and February 29, 1996
  (In Thousands, Except Share Data)

                                                      August        February
                                                     31, 1996       29, 1996
                                                     --------       --------
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable:
     Trade                                               796           798
     Affiliated companies                                 26         1,080
                                                      ------        ------
       Total accounts payable                            822         1,878
                                                      ------        ------

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                          2,369         1,007
   Accrued salaries, wages, and
     commissions                                         273           272
   Income taxes payable                                   --           194
   Accrued royalties payable                             138           134
   Accrued audit and legal fees                          365           271
   Accrued other liabilities                             328           153
                                                      ------        ------
       Total current liabilities                       4,295         3,909
                                                      ------        ------

Deferred income tax liability                              6             6
                                                      ------        ------

Contingencies

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                      --            --
   Additional paid-in capital                            200           200
   Retained earnings                                   1,015           860
                                                      ------        ------
       Total stockholders' equity                      1,215         1,060
                                                      ------        ------

       Total liabilities and stockholders'
         equity                                       $5,516         4,975
                                                      ======        ======

SI/BAKER, INC.
Statements of Operations
Six Months Ended August 31, 1996 and 1995
  (In Thousands)

                                    Three Months Ended       Six Months Ended
                                    ------------------      ------------------
                                     August     August       August    August
                                    31, 1996   31, 1995     31, 1996  31, 1995
                                    --------   --------     --------  --------

Net sales                           $ 3,457      2,268         7,127     4,225
Cost of sales                         2,872      1,459         5,841     3,050
                                    -------    -------       -------   -------

Gross profit on sales                   585        809         1,286     1,175
                                    -------    -------       -------   -------

Selling, general and
administrative
   expenses                             290        258           604      443
Product development
   costs                                 14         55           150       91
Royalty expense, net                    126         88           273      166
Interest income                          (5)       (24)          (11)     (48)
Interest expense                          1         --             8       --
Other expense
  (income), net                         (1)        (2)            2         1
                                    -------    -------       -------   ------
                                        425        375         1,026      653
                                    -------    -------       -------   ------

Earnings before
   income taxes                         160        434           260      522
Income tax expense                       65        201           105      241
                                    -------    -------       -------   ------

Net earnings                        $    95        233           155      281
                                    =======    =======       =======   ======

SI/BAKER, INC.
Statements of Cash Flows
Six Months Ended August 31, 1996 and 1995
  (In Thousands)

                                                           Six Months Ended
                                                        ----------------------
                                                         August          August
                                                        31, 1996       31, 1995
                                                        --------       --------

Cash flow from operating activities:
   Net earnings                                          $   155           281
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation of machinery and
         equipment                                            75             5
       Changes in operating assets and
         liabilities:
           Trade receivables                                 (33)          485
           Costs and estimated earnings
              in excess of billings                        2,160            28
           Inventories - purchased parts                    (105)           --
           Prepaid income taxes                             (157)           --
           Prepaid expenses and other
              current assets                                (119)           (8)
           Accounts payable                               (1,056)          (30)
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                       1,362          (497)
           Accrued salaries, wages, and
              commissions                                      1             5
           Income taxes payable                             (194)          201
           Accrued royalties payable                           4          (169)
           Accrued audit and legal fees                       94             6
           Accrued other liabilities                         175            22
                                                         -------       -------
Net cash provided by operating activities                  2,362           329
                                                         -------       -------

Cash flows used in investing activities:
   Additions to machinery and equipment                      (22)           (5)
   Equipment leased to customer                               (9)           --
                                                         -------       -------
     Net cash used by investing activities                   (31)           (5)
                                                         -------       -------

Increase in cash and cash equivalents                      2,331           324
Cash and cash equivalents, beginning of period               327         1,830
                                                         -------       -------
Cash and cash equivalents, end of period                 $ 2,658         2,154
                                                         =======       =======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Income taxes                                      $   457           40
                                                         =======      =======
       Interest                                          $     8           --
                                                         =======      =======