Form 10-Q
period 1996-12-01
SI HANDLING SYSTEMS INC
filed 1997-01-14
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended December 1, 1996

                           Commission File No. 0-3362
                                               ------


                            SI HANDLING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)


                   Pennsylvania                           22-1643428

        (State Or Other Jurisdiction Of                (I.R.S. Employer
         Incorporation Or Organization)                 Identification No.)

          600 Kuebler Road, Easton, PA                       18040
     (Address Of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code:      610-252-7321

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No
                                       -----       -----

Number of shares of common stock, par value $1.00 per share, outstanding as of December 1, 1996: 2,458,806.
                         ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.       FINANCIAL STATEMENTS
------        --------------------
SI HANDLING SYSTEMS, INC.
Balance Sheets
     (In Thousands, Except Share Data)

                                                    December        March
Assets                                               1, 1996       3, 1996
------                                              --------       -------
Current assets:
   Cash and cash equivalents, principally
     time deposits                                  $ 1,399          1,335
   Short-term investments                             4,290          2,414
                                                    -------        -------
       Total cash, cash equivalents, and
         short-term investments                       5,689          3,749
                                                    -------        -------

   Receivables:
     Trade                                            1,901          2,505
     Notes and other receivables                        564            528
                                                    -------        -------
       Total receivables                              2,465          3,033
                                                    -------        -------

   Costs and estimated earnings in excess
     of billings                                      1,723          1,803

   Inventories:
     Raw materials                                      657            963
     Finished goods and work-in-process               1,215            799
                                                    -------        -------
       Total inventories                              1,872          1,762
                                                    -------        -------

   Deferred income tax benefits                         414            229
   Prepaid expenses and other current assets            193            141
                                                    -------        -------
       Total current assets                          12,356         10,717
                                                    -------        -------

Property, plant and equipment, at cost:
   Land                                                  27             27
   Buildings and improvements                         3,276          3,276
   Machinery and equipment                            3,581          3,331
                                                    -------        -------
                                                      6,884          6,634
   Less:  accumulated depreciation                    5,699          5,461
                                                    -------        -------
       Net property, plant and equipment              1,185          1,173
                                                    -------        -------

Deferred income tax benefits                             71             71
Investment in joint venture                             538            530
Other assets, at cost less accumulated
   amortization of $65 in 1997 and $57
   in 1996                                               68             79
                                                    -------        -------
       Total assets                                 $14,218         12,570
                                                    =======        =======

                 See accompanying notes to financial statements.

-------       --------------------
SI HANDLING SYSTEMS, INC.
Balance Sheets
     (In Thousands, Except Share Data)

                                                    December         March
Liabilities and Stockholders' Equity                1, 1996         3, 1996
------------------------------------               ----------      ---------
Current liabilities:
   Current installments of long-term debt          $      20             20
   Accounts payable                                    1,143          1,542
   Customers' deposits and billings in excess
     of costs and estimated earnings                   2,544          1,112
   Accrued salaries, wages, and commissions              712            929
   Income taxes payable                                  549            275
   Accrued royalties payable                             343            593
   Liabilities and deferred credits associated
     with the AGV Asset Purchase Agreement                62             80
   Accrued other liabilities                             733            659
                                                     -------        -------

     Total current liabilities                         6,106          5,210
                                                     -------        -------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Mortgages payable                                    32             49
                                                     -------        -------

       Total long-term debt                               32             49
                                                     -------        -------

   Deferred compensation                                 111            101
                                                     -------        -------

       Total long-term liabilities                       143            150
                                                     -------        -------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par value; authorized
     5,000,000 shares; issued 2,458,806 shares
     in 1997 and 2,441,341 shares in 1996              2,459          2,441
   Additional paid-in capital                          3,742          3,613
   Retained earnings                                   1,768          1,156
                                                     -------        -------

       Total stockholders' equity                      7,969          7,210
                                                     -------        -------

       Total liabilities and stockholders' equity    $14,218         12,570
                                                     =======        =======




                 See accompanying notes to financial statements.

-------       --------------------
SI HANDLING SYSTEMS, INC.
Statements of Operations
     (In Thousands, Except Share And Per Share Data)


                                Three Months Ended           Nine Months Ended
                               --------------------        --------------------
                               December    November        December    November
                                1, 1996    26, 1995         1, 1996    26, 1995
                               --------    --------        --------    --------
Net sales                      $ 4,929       6,702          15,982      19,683
Cost of sales                    3,430       5,166          11,271      14,923
                               -------     -------         -------     -------

Gross profit on sales            1,499       1,536           4,711       4,760
                               -------     -------         -------     -------

Selling, general and
   administrative
   expenses                      1,226       1,282           3,824       3,715
Net income associated
   with the AGV Asset
   Purchase Agreement               --        (250)             --        (250)
Product development
   costs                            59          99             165         282
Interest expense                     1           5               6          13
Interest income                    (80)        (49)           (175)       (117)
Equity in (income) loss
   of joint venture                 69         (31)             (8)       (172)
Other expense
   (income), net                   (75)        (29)           (176)       (127)
                               -------     -------         -------     -------
                                 1,200       1,027           3,636       3,344
                               -------     -------         -------     -------

Earnings before
   income taxes                    299         509           1,075       1,416
Income tax expense                  26          76              84         212
                               -------     -------         -------     -------

Net earnings                   $   273         433             991       1,204
                               =======     =======         =======     =======

Net earnings per common
   share and common
   share equivalent*           $   .11         .18             .40         .49
                               =======     =======         =======     =======

Dividends per share**          $     -           -             .10         .07
                               =======     =======         =======     =======

* On July 18, 1995, the Board of Directors declared a three-for-two stock split that was distributed on August 11, 1995 to stockholders of record on July 31, 1995. Earnings per share for all periods presented reflect the three-for-two stock split and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options, which were 2,467,000 and 2,480,000, respectively, at December 1, 1996 and November 26, 1995.
** Dividends per share for the nine months ended November 26, 1995 were adjusted for the three-for-two stock split that was distributed on August 11, 1995 to stockholders of record on July 31, 1995.

                 See accompanying notes to financial statements.

-------       --------------------
SI HANDLING SYSTEMS, INC.
Statements of Cash Flows
     (In Thousands)

                                                         Nine Months Ended
                                                     ------------------------
                                                     December        November
                                                      1, 1996        26, 1995
                                                     --------        --------

Cash flows from operating activities:
   Net earnings                                       $   991          1,204
   Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation of plant and equipment                238            338
       Amortization of intangibles                          8              8
       Equity in income of joint venture                   (8)          (172)
       Change in operating assets and liabilities:
         Receivables                                      568          2,933
         Costs and estimated earnings in
           excess of billings                              80            637
         Inventories                                     (110)          (114)
         Deferred income tax benefits                    (185)            (4)
         Prepaid expenses and other
           current assets                                 (52)           127
         Other noncurrent assets                            3              -
         Accounts payable                                (399)          (835)
         Customers' deposits and billings
           in excess of costs and estimated
           earnings                                     1,432            480
         Accrued salaries, wages, and
           commissions                                   (217)           289
         Income taxes payable                             274            216
         Accrued royalties payable                       (250)          (219)
         Liabilities and deferred credits
           associated with the AGV
           Asset Purchase Agreement                       (18)          (442)
         Accrued other liabilities                         74            148
         Deferred compensation                             10              1
                                                      -------        -------
   Net cash provided by operating activities            2,439          4,595
                                                      -------        -------

Cash flows from investing activities:
   Purchases of short-term investments                 (1,876)             -
   Additions to property, plant and equipment            (250)          (139)
                                                      -------        -------
   Net cash used in investing
     activities                                        (2,126)          (139)
                                                      -------        -------


                 See accompanying notes to financial statements.

-------    --------------------
SI HANDLING SYSTEMS, INC.
Statements of Cash Flows (Continued)
     (In Thousands)

                                                         Nine Months Ended
                                                     ------------------------
                                                     December        November
                                                      1, 1996        26, 1995
                                                     --------        --------

Cash flows from financing activities:
   Sale of treasury stock in connection with
     employee stock option plan                            -              33
   Sale of common shares in connection
     with employee stock option plan                      12              --
   Repayment of long-term debt, including
     current portion                                     (17)            (16)
   Increase in (repayment of) loan
     payable to bank                                       -            (500)
   Dividends paid on common stock                       (244)           (164)
   Dividends paid to stockholders for
     fractional shares in connection
     with three-for-two stock split                        -              (1)
                                                     -------         -------
   Net cash used by financing
     activities                                         (249)           (648)
                                                     -------         -------

   Increase in cash and cash equivalents                  64           3,808
   Cash and cash equivalents, beginning
     of period                                         1,335             571
                                                     -------         -------
   Cash and cash equivalents, end of
     period                                          $ 1,399           4,379
                                                     =======         =======

   Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
       Interest                                      $     2              11
                                                     =======         =======
       Income taxes                                  $    (5)             --
                                                     =======         =======











                 See accompanying notes to financial statements.

-------    --------------------
SI HANDLING SYSTEMS, INC.
Statements of Cash Flows (Continued)
     (In Thousands)

                                                         Nine Months Ended
                                                     -----------------------
                                                     December        November
                                                      1, 1996        26, 1995
                                                     --------        --------

   Supplemental disclosure of noncash
   investing and financing activities:
     Issuance of 27,431 common shares
     in exchange for 12,814 common
     shares delivered to the Company
     by officers in connection with the
     employee incentive stock option plan            $    135               -
                                                     ========         =======
     Issuance of 6,600 common shares
       held in treasury in exchange for
       3,162 common shares delivered to
       treasury by an officer in connection
       with the employee incentive stock
       option plan                                   $      -              21
                                                     ========         =======
     Relief of liability related to obligations
       under the AGV Asset Purchase
       Agreement due to disposal of
       machinery and equipment                       $      -              98
                                                     ========         =======





















                 See accompanying notes to financial statements.

-------       --------------------
SI HANDLING SYSTEMS, INC.
Notes To Financial Statements
Nine Months Ended December 1, 1996 and November 26, 1995

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


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------        -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $1,399,000 during the first nine months of fiscal 1997 from $1,335,000 at the end of fiscal 1996. The increase resulted from cash provided by operating activities totaling $2,439,000 and proceeds of $12,000 from the sale of common stock in connection with the employee stock option plan. Offsetting the increase in cash and cash equivalents were repayments of long-term debt of $17,000, purchases of short-term investments of $1,876,000, purchases of equipment of $250,000, and the payment of $244,000 in cash dividends to stockholders. Funds provided by operating activities during the first nine months of fiscal 1996 were $4,595,000.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

Liquidity And Capital Resources (Continued)
-------------------------------
     The Company has a $5,000,000 committed revolving credit facility which is secured by a lien position on accounts receivable, land, and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during the first nine months of fiscal 1997. The term of the original arrangement was for three years with an expiration date of July 31, 1996; however, effective March 1, 1996, the Company's principal bank amended certain covenants to allow the Company greater operating flexibility and extended the expiration date of the revolving credit facility. Currently, the committed revolving credit facility has an expiration date of August 31, 1999. During the first nine months of fiscal 1997, the Company did not have any borrowings under the committed revolving credit facility.

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

Results Of Operations
---------------------
(a)  Nine Months Ended December 1, 1996 versus Nine Months Ended November 26,
     ------------------------------------------------------------------------
     1995
     ---
     The Company's net earnings for the first nine months of fiscal 1997 were $991,000 compared to net earnings of $1,204,000 for the first nine months of fiscal 1996.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------
SI HANDLING SYSTEMS, INC.

Results Of Operations
---------------------
(a)  Nine Months Ended December 1, 1996 versus Nine Months Ended November 26,
---  ------------------------------------------------------------------------
     1995 (Continued)
     ----
     Backlog at the end of the third quarter of fiscal 1997 was $30,844,000 with the majority of the backlog pertaining to Switch-Cart and Dispen-SI-matic contracts. During the third quarter of fiscal 1997, the Company was the recipient of orders totalling $27,465,000 with the majority attributable to three large orders. In the first contract, the Company has been awarded a $16.9 million prime mechanization contract with the Defense Logistics Agency for the Army Distribution Depot in Red River, Texas. This contract, one of the largest in the Company's history, will take approximately two years to complete. The second contract, totalling approximately $3.7 million, engages the Company to automate the distribution process at one of the leading manufacturers of vitamins in the health and beauty aids field. This project is anticipated to be completed during the second quarter of fiscal 1998. The third contract, totalling  approximately  $2.4  million,  engages the  Company to  automate  the distribution process at one of the largest wholesale suppliers in the pharmaceutical industry. This project is anticipated to be completed during the second quarter of fiscal 1998.
     Net sales of $15,982,000 for the first nine months of fiscal 1997 decreased 18.8% compared to net sales of $19,683,000 for the first nine months of fiscal 1996. The sales decrease in the first nine months of fiscal 1997 is attributed primarily to a smaller backlog of orders entering fiscal 1997 ($10,488,000 versus a $16,665,000 backlog beginning fiscal 1996). The largest declines in sales occurred in the Cartrac and Order Selection product lines. The decline in the Order Selection product line was primarily attributable to the prior year comparable period containing substantial revenues for a significant amount of progress relating to a large contract which encompassed a small parcel sortation system. Also, the decline experienced in the Company's Cartrac product line was similar to the above mentioned decline associated with the Order Selection product line whereby during the first nine months of fiscal 1996 a significant amount of progress relating to two large automotive contracts, subsequently completed by the end of fiscal 1996, resulted in substantial revenues.
Contributing to the lower backlog at the beginning of fiscal 1997, and hence sales in the first nine months of fiscal 1997, were delays by prospective customers, particularly those interested in Order Selection Systems, in signing contracts due to expanding project scope and other customer activities.
Partially offsetting the declines mentioned above was an increase in sales of the Company's Switch-Cart product, principally relating to performance on contracts received during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997. During the first nine months of fiscal 1996, the Company's Switch-Cart product line accounted for an insignificant amount of sales revenues.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------
SI HANDLING SYSTEMS, INC.

Results Of Operations
---------------------
(a)  Nine Months Ended December 1, 1996 versus Nine Months Ended November 26,
     ------------------------------------------------------------------------
     1995 (Continued)
     ----
     Gross profit as a percentage of sales was 29.5% for the first nine months of fiscal 1997 compared to 24.2% for the first nine months of fiscal 1996. The increase in the gross profit percentage for the first nine months of fiscal 1997 was primarily attributable to the favorable performance on several contracts initiated in prior fiscal years that were completed during the first nine months of fiscal 1997 as well as to a higher content in contracts currently in progress of proprietary product wherein margins are higher than contracts containing a high degree of ancillary products. Partially offsetting the increase in the gross profit percentage are additional contract costs arising from first-time design inefficiencies relating to the Company's integration of new technology from a licensee for applications in distribution operations. Also contributing to the lower gross profit percentage in the fiscal 1996 comparable period were primarily two factors: difficulties in executing and concluding several AGVS contracts as additional costs became necessary to meet contractual throughput and durability requirements and higher costs associated with first-time design inefficiencies relating to the Company's new small parcel sortation system aimed at improvements to mail order distribution operations.
     Selling, general, and administrative expenses of $3,824,000 were higher by $109,000 in the first nine months of fiscal 1997 than in the comparable fiscal 1996 period. The increase in selling, general, and administrative expenses is due primarily to costs associated with product promotion and sales efforts in response to increased quoting activities and aimed at expanding the Company's customer base of business along with shareholder relations expenditures associated with increasing the visibility of the Company. Also contributing to the lower selling, general, and administrative expenses in the fiscal 1996 comparable period was the reversal of accrued legal fees near the end of the third quarter of fiscal 1996 that were no longer required due to the settlement of the Apogee litigation
     During the first nine months of fiscal 1996, the Company recognized net income of $250,000 associated with the AGV Asset Purchase Agreement. The net income resulted from the reversal of accrued liabilities, in addition to the legal fees mentioned above, no longer required due to the settlement of the Apogee litigation near the end of the third quarter of fiscal 1996. The Company incurred no expense or income related to the AGV Asset Purchase Agreement during the comparable fiscal 1997 period.
     Product development costs of $165,000 were lower by $117,000 in the first nine months of fiscal 1997 than in the comparable fiscal 1996 period. Development programs in the first nine months of fiscal 1997 included enhancements to the Company's product controls and features and improvements to
the    Sortation    and    Order    Selection    product    lines,    with

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------
SI HANDLING SYSTEMS, INC.

Results Of Operations
---------------------

(a)  Nine Months Ended December 1, 1996 versus Nine Months Ended
     -----------------------------------------------------------
     November 26, 1995 (Continued)
     -----------------
particular  emphasis  aimed  at  Dispen-SI-matic   and  Pick-to-Light   Systems.
Development programs in the first nine months of fiscal 1996 included improvements to the Order Selection and Sortation product lines, with particular emphasis aimed at new technologies to provide Pick-to-Light and Small Parcel Sortation Systems where orders had already been received or were imminent.
     Interest income of $175,000 was higher by $58,000 in the first nine months of fiscal 1997 than in the comparable fiscal 1996 period. The increase in interest income is primarily attributable to the higher level of funds available for short-term investments during the first nine months of fiscal 1997.
     Equity in (income) loss of joint venture represented the Company's proportionate share of its investment in SI/BAKER, INC. which is being accounted for under the equity method. Despite the growth in SI/BAKER's revenues, the unfavorable variance for the first nine months of fiscal 1997 in the equity in (income) loss of joint venture was attributable to a combination of several factors including competitively restrained prices, royalty costs associated with the recently settled patent infringement litigation, and cost overruns associated with both first-time products and difficulties in executing and concluding several contracts as additional costs became necessary to meet contractual throughput requirements. Also contributing to the unfavorable variance were increased revenue-based royalty costs due to the parent companies, increased product development costs, and increased selling, general, and administrative expenses, including legal costs associated with the recently settled patent infringement litigation.
     The favorable variance in other expense (income), net, is primarily attributable to an increase in royalty income related to the SI/BAKER, INC. joint venture. Partially offsetting the increase was a reduction in purchase discounts earned by the Company due to decreased purchasing requirements and the write-off of the balance of a customer receivable due to its filing for bankruptcy protection.
     The Company incurred income tax expense of $84,000 during the first nine months of fiscal 1997 compared to income tax expense of $212,000 in the comparable fiscal 1996 period. Income tax expense for the first nine months of fiscal 1997 and 1996 were less than the statutory rate due to the recognition of previously unrecognized deferred tax assets which are anticipated to be realizable due to the current and projected profitability of the Company.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------       -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------
SI HANDLING SYSTEMS, INC.

Results Of Operations
---------------------
(b)  Three Months Ended December 1, 1996 versus Three Months Ended November 26,
     --------------------------------------------------------------------------
     1995
     ----
     Changes in the third quarter of the current fiscal year compared to the prior year were consistent with those previously noted above for the nine month-period, except for the following areas:
     Selling, general, and administrative expenses for the third quarter of fiscal 1997 decreased slightly from the comparable fiscal 1996 period. The increase in selling, general, and administrative expenses for the nine month period noted above occurred primarily in the first half of fiscal 1997, while third quarter expenses for fiscal 1997 decreased slightly from the comparable prior year period. Contributing to the slight decrease in selling, general, and administrative expenses in the third quarter were cost savings associated with delays in hiring replacement personnel for attrition experienced in the prior fiscal year.
     The favorable variance in other expense (income), net, is primarily attributable to an increase in royalty income related to the SI/BAKER, INC. joint venture.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.       LEGAL PROCEEDINGS
-------       -----------------

     On April 15, 1996, a competitor filed suit in the United States District Court for the Northern District of Illinois against the Company, its SI/BAKER joint venture, and APS (the "defendants") alleging that certain of the products of SI/BAKER infringed a patent held by the competitor. The competitor was seeking monetary damages and a royalty related to sales by SI/BAKER of its products.
     On December 20, 1996, a Settlement Agreement was reached between the defendants and the competitor. The competitor dismissed the action against the defendants and granted a license to SI/BAKER allowing it the right to make, use, sell, and offer for sale certain of the defendant's products ("licensed products"). In exchange for the license, the defendants agreed to dismiss counterclaims they brought against the competitor and pay the competitor a per system royalty. On December 31, 1996, SI/BAKER satisfied a $600,000 liability under the Settlement Agreement by paying the competitor for currently installed licensed products or systems.
     The term of the Settlement Agreement shall continue until the expiration of the competitor's patent; however, SI/BAKER's status as sole licensee will remain in effect until December 31, 2000 and all orders related to licensed products received by SI/BAKER after December 31, 2000 will not be subject

SI HANDLING SYSTEMS, INC.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.       LEGAL PROCEEDINGS (Continued)
-------       -----------------

to royalty payments. All orders related to licensed products received prior to the December 31, 2000 termination date will be subject to royalty payments.
     In accordance with the terms of the Settlement Agreement, the defendants neither acknowledge nor contest the competitor's claim of infringement of its patent; however, the defendants did acknowledge the validity and enforceability of the competitor's patent.
     The management of both the Company and SI/BAKER believe that the provisions of the Settlement Agreement will not have a material adverse effect on the Company and SI/BAKER. The attainment of a Settlement Agreement removes the uncertainty of litigation outcome and eliminates the diversion of court proceedings.
     The Company is presently engaged in certain other legal proceedings besides the litigation noted above which, in the opinion of the Company counsel, present no significant risk of material loss to the Company.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
-------       --------------------------------

     (a) Exhibit 27 - Financial Data Schedule

     (b) During the quarter ended December 1, 1996, a Form 8-K was filed on November 4, 1996. The filing pertained to projections that were forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.

SI HANDLING SYSTEMS, INC.






                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SI HANDLING SYSTEMS, INC.

                                                     /S/ Barry V. Mack

                                                     Barry V. Mack
                                                     Vice President - Finance

Dated:       January 14, 1997
        ---------------------------

                                                                     SCHEDULE A









                                 SI/BAKER, INC.

                              FINANCIAL STATEMENTS

                                NOVEMBER 30, 1996

SI/BAKER, INC.
Balance Sheets
November 30, 1996 and February 29, 1996
  (In Thousands, Except Share Data)

                                                   November        February
                                                   30, 1996        29, 1996
                                                   --------        --------

Assets
------
Current assets:
   Cash and cash equivalents, principally
     time deposits                                 $   866             327

Receivables:
   Trade                                             1,688             523
   Other receivables                                    12               -
                                                    ------          ------
     Total receivables                               1,700             523
                                                    ------          ------

   Costs and estimated earnings in
     excess of billings                              1,791           3,413
   Inventories - purchased parts                        70              16
   Deferred income tax benefits                        161             161
   Prepaid income taxes                                336               -
   Prepaid expenses and other current
     assets                                            104               5
                                                    ------          ------

       Total current assets                          5,028           4,445
                                                    ------          ------

   Machinery and equipment, at cost                    100              75
     Less:  accumulated depreciation                    38              23
                                                    ------          ------
   Net machinery and equipment                          62              52
                                                    ------          ------

   Equipment leased to customer                        487             478
   Less:  accumulated depreciation                      96               -
                                                    ------          ------
     Net equipment leased to customer                  391             478
                                                    ------          ------

       Total assets                                 $5,481           4,975
                                                    ======          ======

SI/BAKER, INC.
Balance Sheets
November 30, 1996 and February 29, 1996
  (In Thousands, Except Share Data)

                                                   November        February
                                                   30, 1996        29, 1996*
                                                   --------        ---------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable:
     Trade                                         $   779             798
     Affiliated companies                              462           1,080
                                                    ------          ------
       Total accounts payable                        1,241           1,878
                                                    ------          ------

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                        1,773           1,007
   Accrued salaries, wages, and
     commissions                                       159             272
   Income taxes payable                                  -             194
   Accrued royalties payable due
     parent companies                                  174             134
   Accrued royalties payable related
     to litigation settlement                          609             250
   Accrued product warranties                          351             133
   Accrued audit and legal fees                         72              21
   Accrued other liabilities                            20              20
                                                    ------          ------
       Total current liabilities                     4,399           3,909
                                                    ------          ------

Deferred income tax liability                            6               6
                                                    ------          ------

Contingencies

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                     -               -
   Additional paid-in capital                          200             200
   Retained earnings                                   876             860
                                                    ------          ------
       Total stockholders' equity                    1,076           1,060
                                                    ------          ------

       Total liabilities and stockholders'
         equity                                     $5,481           4,975
                                                    ======          ======

*Certain amounts have been reclassified to conform with presentation adopted in fiscal 1997.

SI/BAKER, INC.
Statements of Operations
Nine Months Ended November 30, 1996 and 1995
  (In Thousands)

                                 Three Months Ended          Nine Months Ended
                                --------------------       --------------------
                                November    November       November    November
                                30, 1996    30, 1995       30, 1996    30, 1995
                                --------    --------       --------    --------

Net sales                       $ 4,353       1,810          11,480      6,035
Cost of sales                     4,147       1,303           9,988      4,353
                                -------     -------         -------    -------

Gross profit on sales               206         507           1,492      1,682
                                -------     -------         -------    -------

Selling, general and
administrative
   expenses                         219         298             823        741
Product development
   costs                             74          40             224        131
Royalty expense to
   parent companies, net            186          73             459        239
Interest income                     (24)        (23)            (35)       (71)
Interest expense                      1           -               9          -
Other expense
   (income), net                    (15)          -             (13)         1
                                -------     -------         -------    -------
                                    441         388           1,467      1,041
                                -------     -------         -------    -------

Earnings (loss) before
   income taxes                    (235)        119              25        641
Income tax expense
  (benefit)                         (96)         56               9        297
                                -------     -------         -------    -------

Net earnings (loss)             $  (139)         63              16        344
                                =======     =======       =========   ========

SI/BAKER, INC.
Statements of Cash Flows
Nine Months Ended November 30, 1996 and 1995
  (In Thousands)

                                                       Nine Months Ended
                                                   -------------------------
                                                   November        November
                                                   30, 1996        30, 1995*
                                                   --------        ---------

Cash flow from operating activities:
   Net earnings                                    $     16             344
   Adjustments to reconcile net earnings
     to net cash provided (used) by
     operating activities:
       Depreciation of machinery and
         equipment                                      111               7
       Changes in operating assets and
         liabilities:
           Receivables                               (1,177)            434
           Costs and estimated earnings
              in excess of billings                   1,622            (729)
           Inventories - purchased parts                (54)              -
           Prepaid income taxes                        (336)              -
           Prepaid expenses and other
              current assets                            (99)             (8)
           Accounts payable                            (637)            123
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                    766            (657)
           Accrued salaries, wages, and
              commissions                              (113)             40
           Income taxes payable                        (194)            235
           Accrued royalties payable due
              parent companies                           40            (183)
           Accrued royalties payable related
              to litigation settlement                  359               -
           Accrued product warranties                   218              14
           Accrued audit and legal fees                  51              27
           Accrued other liabilities                      -              16
                                                    -------         -------
Net cash provided (used) by operating
   activities                                           573            (337)
                                                    -------         -------

Cash flows used in investing activities:
   Additions to machinery and equipment                 (25)            (11)
   Equipment leased to customer                          (9)              -
                                                    -------         -------
     Net cash used by investing activities              (34)            (11)
                                                    -------         -------

Increase (decrease) in cash and cash
   equivalents                                          539            (348)
Cash and cash equivalents, beginning of period          327           1,830
                                                    -------         -------
Cash and cash equivalents, end of period           $    866           1,482
                                                    =======         =======

SI/BAKER, INC.
Statements of Cash Flows (Continued)
Nine Months Ended November 30, 1996 and 1995
  (In Thousands)

                                                       Nine Months Ended
                                                   -------------------------
                                                   November        November
                                                   30, 1996        30, 1995*
                                                   --------        ---------

Supplemental disclosure of cash flow
 information:
     Cash paid during the period for:
       Income taxes                                $    539             63
                                                       ====           ====
       Interest                                    $      9              -
                                                       ====           ====

*Certain amounts have been reclassified to conform with presentation adopted in fiscal 1997.