Form 10-K405
period 1997-03-02
SI HANDLING SYSTEMS INC
filed 1997-05-30
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                              Commission file number:
     March 2, 1997                                               0-3362

                            SI HANDLING SYSTEMS, INC.
             (Exact Name Of Registrant As Specified In Its Charter)

          Pennsylvania                                   22-1643428
(State Or Other Jurisdiction of             (I.R.S. Employer Identification No.)
          Incorporation)

 600 Kuebler Road, Easton, Pennsylvania                                 18040
----------------------------------------                                -----
(Address Of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:                 610-252-7321

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

(3)  Number of shares of common stock, par value $1.00 per share, outstanding as
     of May 12, 1997:                                                 2,465,678.

(4)  The aggregate market value of the voting stock held by non-affiliates as of
     May 12, 1997 was:                                              $39,674,000.

(5)  Indicate by check mark if  disclosure of  delinquent  filers  pursuant to item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference
     in Part III of this Form 10-K or any amendment to this Form 10-K.       |X|

Documents incorporated by reference: the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on July 16, 1997 incorporated partially in Part III hereof.

                                     PART I
                                     ------

ITEM 1.       BUSINESS
------        --------

     SI Handling Systems, Inc. (the "Company" or "SI") is a systems integrator that supplies automated materials handling systems to manufacturing, order selection, and distribution operations. The systems are designed, sold, manufactured, installed, and serviced by the Company, or by others for the
Company, at its direction, generally as labor-saving devices to improve productivity and reduce costs. The Company's products are utilized to automate the movement of products and are often integrated with other automated equipment, such as robots. The Company's systems involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. The Company develops and designs computer control programs required for the efficient operation of the systems.
     The Company's backlog of orders at March 2, 1997 and March 3, 1996 was $31,029,000 and $10,488,000, respectively. The rate of new orders for major installations can vary substantially from month to month. Fluctuations in the Company's sales and earnings will occur in the event of an increase or decrease in major installations. The Company expects to fill, within the 1998 fiscal year, all of the March 2, 1997 backlog indicated above except for $6,000,000.

                                    PRODUCTS
                                    --------
     CARTRAC(R).  Cartrac is a highly modular conveyor system which is used in a
     -------
variety of applications. The system moves products to and through robotic and other automated manufacturing operations in the automotive, appliance, electronic, and other industries. Its features include high speed movement, precise positioning of workloads, independent control of carriers, and a broad range of size and load capacity. These features enable products to move rapidly to and between operations, stopping precisely at the work stations, as opposed to continuously moving production lines. Cartrac sales as a percent of total sales were 18.5%, 32.6%, and 22.9% for fiscal 1997, 1996, and 1995, respectively.
     A system includes a set of parallel metal tracks and holding stations. Carriers are propelled along the tracks by means of a spinning drive tube located between the tracks which is in contact with a specially designed drive wheel underneath the carrier. The speed of individual carriers can be changed by control of the angle of the drive wheel under the carrier. This permits gentle acceleration to speeds of up to 350 feet per minute and gentle deceleration to a complete stop. The average speed of a carrier in the system is 200 feet per minute.
     Cartrac can be mounted on walls and ceilings as well as floors and is suitable for installation in existing as well as new buildings. It is capable of vertical as well as horizontal movement and of right angle turning, thus saving space. Modular design also permits the system to be enlarged through the addition of components when higher volume or expanded systems become necessary.
     Cartrac has been installed in facilities in the United States, Europe, Japan, and Australia. Cartrac systems can also be combined with the Company's automated storage and retrieval systems ("AS/RS"), and with the Ordermatic order selection system, described below. A typical Cartrac system takes six to nine months to design, manufacture, and install.
     The Company also offers a Mini-Cartrac(R) and a ROBOLITE Cartrac(R) system. The Mini-Cartrac(R) system provides the key features of the Cartrac system in a scaled-down version for the handling of loads from less than one pound up to 200 pounds. The ROBOLITE Cartrac(R) system features an extruded aluminum frame that is lightweight and modular. This provides for flexibility and simplicity when designing systems.
     The ROBOLITE Cartrac system is extremely reliable as it has few moving parts and requires little or no maintenance. ROBOLITE Cartrac offers extremely accurate positioning and repeatability so it is ideally suited for robotic assembly and robotic welding systems. ROBOLITE Cartrac offers a fast, accurate, reliable transportation system with controlled acceleration and deceleration for smooth operation with no vibration. The system can accommodate up to 500-pound loads at varying speeds up to 180 feet per minute.

     SWITCH-CART(R).   Switch-Cart  systems  are  used  in  a  wide  variety  of
     -----------
applications in distribution centers, warehouses, newspaper printing, and manufacturing plants. Switch-Cart sales as a percent of total sales were 27.3%, 2.5%, and 2.8% for fiscal 1997, 1996, and 1995, respectively.
     A system consists of an endless tow chain which engages and pulls four-wheel platform carts. Electronically or mechanically activated switches, similar to railroad track switches, automatically change the cart's destination or sidetrack it onto a spur. The tow chain and switches are imbedded in the floor so as not to interfere with vehicular or foot traffic. The carts can be manually operated when not engaged with the towline. Installations range from relatively simple one-loop systems to highly sophisticated computer directed multiple loop applications.
     Of varying dimensions and configurations, Switch-Cart systems are used in manufacturing operations ranging from soft goods to heavy industrial products. Switch-Carts can serve as a traveling workbench or assembly platform. They can be loaded and unloaded automatically and carry products through ovens, freezers, or spray areas. They can move goods in process, products, packages, or other materials horizontally and, through the use of ramps or elevators, vertically.
     The systems are used in newspaper operations for roll handling as well as in all types of warehouses; truck, rail, and freight terminals; and hospitals. They vary in length from a few hundred feet to over seven miles and can connect multi-building complexes. Switch-Cart systems can be integrated with other advanced materials handling systems such as high-rise storage and retrieval systems and automated production equipment to increase the utilization of those tools.
     Because the Company's Lo-Tow(R) tow chain used with the system is approximately three inches deep, Switch-Cart systems can be installed in existing one-story and multi-story buildings as well as newly constructed facilities.
     A typical Switch-Cart system requires approximately six months to engineer, manufacture, and install.

     ITEMATIC(R).  Itematic is an automated order selection system which selects
     --------
and delivers items to packing or assembly stations. The system has been used to select or "pick" bottles, cassettes, automotive parts, and vials and can be used for other items such as small boxes and cartons. In addition to applications in the wholesale and chain drug field, Itematic is used for the selection of health and beauty aids, cosmetics, electronic components and parts, automotive parts, hardware, jewelry, contact lenses, and other products. The Itematic is a sophisticated system with the capacity to select and deliver automatically a variety of products in less than full case quantities.
     Modular in design, Itematic consists of storage shelves, adjustable lanes, picking heads, and belt takeaway conveyors. Operating under electronic control, Itematic selects the required number of pieces from the appropriate lanes. The unit can respond to commands in milli-seconds. Sequences can be pre-determined by invoice, family groups, optimum time sequence, or any other criteria depending upon user requirements.
     The capacity of the system depends on the number of shelf modules and picking heads. One picking head can serve from one to six shelf modules, and one system may contain a number of picking heads. Itematic can be operated manually using teletype input, semi-automatically using punched cards, punched or magnetic tape, or fully automatically using computers or microprocessors.
     The system is designed to provide greater speed and accuracy than manual or less automated order selection methods and to reduce product damage, pilferage, and labor costs.
     A typical Itematic system requires approximately six to nine months to engineer, manufacture, and install.

     ORDERMATIC(R).  Ordermatic  is an  automated  order  selection  system used
     ----------
primarily in large distribution centers. The system is designed to handle products packaged in full cartons or cases rather than unpacked items.
     The system consists of a series of tiered storage lanes which are inclined to allow cases to advance along controlled friction runners. Release mechanisms at the end of each lane allow the cases to escape in controlled amounts onto takeaway conveyors for delivery to shipping stations. The release mechanisms are activated electronically by computer and the merchandise arrives at the shipping area in the sequence desired. Various methods, ranging from manual to automated, are used to replenish the machines. Ordermatic systems can select cartons in various sizes ranging in weight from one to sixty pounds. Lane widths can be adjusted to fit various sizes.
     A typical Ordermatic requires approximately one year to design, fabricate, and install. Because of the large size of a typical system, an Ordermatic is normally installed in a new warehouse. Ordermatic systems are operating on three continents in such diverse applications as dry grocery, frozen foods, general merchandise, and electronic and automotive parts.
     The Company furnishes computer software programs as part of the Ordermatic system. The Company's software integrates its order selection equipment with other warehouse functions such as product receipt, storage location, inventory control, and shipping.

     ACCUPIC(TM).  SI introduced  the Accupic  System in February of 1995, as an
     -------
addition to the Automated Order Selection Systems product offering. Accupic is a state-of-the-art, pick-to-light system. It is a paperless picking system that increases the volume currently being picked manually in distribution centers and greatly improves picking accuracy. Bright red LED displays direct personnel through the picking sequence automatically. Pick lists are eliminated, throughput is increased, and errors are dramatically reduced. The system can be used for less-than-full case picking and for full case picking.

     DISPEN-SI-MATIC(R).  Dispen-SI-matic is an automated order selection system
     ---------------
for less than full case picking. On August 22, 1989, the Company entered into a renewable five-year licensing agreement with Knapp Logistik Automation Gesellschaft mbh ("Knapp"), an Austrian firm, to acquire the exclusive right to sell, engineer, manufacture, and install the Dispen-SI-matic product throughout North America.
     The licensing agreement, which is automatically renewable for additional one-year terms, extended through August 22,1997; however, an amendment to the original licensing agreement was made effective April 29, 1997. The amendment, also with a term of five years and automatically renewable for additional one-year terms, retains many of the salient features of the original licensing agreement with the exception of a change from an exclusive right to a non-exclusive right and a reduction in royalties due Knapp for sales of the Dispen-SI-matic product by the Company.
     The Dispen-SI-matic system complements the Itematic rather than replaces it. The most important feature of the Dispen-SI-matic is that it can operate up to ten
                                        4
times faster than the Itematic. The Itematic, however, can handle a wider range of oddly shaped packages. Order Selection sales, which are comprised of Ordermatic, Itematic, and Dispen-SI-matic sales (including sales of Automated Mail Order Pharmacy Systems to the SI/BAKER, INC. ("SI/BAKER") joint venture), as a percent of total sales were 28.7%, 40.9%, and 46.1% for fiscal 1997, 1996, and 1995, respectively.
     The Dispen-SI-matic is an A-frame modular structure style of automatic picking machine. The machine is made up of individual blocks or modules, any number of which can be integrated over the conveying belt at any desired location. Every module contains a variable number of channels, with each channel having its own dispensing unit. Product is dispensed onto a central gathering belt which in turn deposits product into a tote bin. The number of orders which the automatic picking line can handle at any one time depends on the size of the line.
     The Company also offers a Dispen-SI-matic Medium Mover. This machine was introduced because research of the movement data indicated that in some applications it was not necessary to have a dispenser for each product in the system. The concept was to have a single traveling dispenser serve numerous channels of product, thereby decreasing the cost of a system and making the system justifiable for smaller or slow-moving distribution operations.
     The Dispen-SI-matic serves the same markets as the Itematic and the choice of system is application specific. A typical Dispen-SI-matic system requires approximately six to nine months to engineer, manufacture, and install.

     SORTATION SYSTEMS.  The Company provides a high speed,  computer-controlled
     -----------------
tilt-tray sortation system for sorting general merchandise. The system is available with either Flat Tray or Gullwing (an SI exclusive) carriers and offers both Bull Gear and Caterpillar drives. The Company offers a unique Electro Mechanical Tripper that does not require air for operation. SI sortation systems blend manual and automated induction with bar code reading and computed destination.
     In February of 1995, SI introduced a family of newly developed "small parcel sorting systems". These systems consist of a family of diverters which can sort packages up to ten pounds in weight with a maximum size of 12" x 12" x 18". Sortation rates of up to two pieces per second can be achieved with each sorter mechanism. Compressed air is not required as SI utilizes its proven dispenser design which only requires electric power to operate. This product will complement SI's other products in the order selection marketplace. Sortation sales as a percent of total sales were 0.2%, 0.8%, and 0.0% for fiscal 1997, 1996, and 1995, respectively.
     A typical sortation system requires approximately six to nine months to engineer, manufacture, and install.

     AUTOMATED GUIDED VEHICLE ("AGV") SYSTEMS.  See Note 7 of Notes to Financial
     ----------------------------------------
Statements for information on the rescinded sale of the Company's AGV systems product line to Apogee Robotics, Inc. ("Apogee"). In mid-April, 1995, the balance of the Company's AGV operations in Rochester Hills, Michigan, consisting primarily of parts and service support, relocated to a more appropriately sized facility in Sterling Heights, Michigan. With AGV's talented human resources depleted, except for aftermarket capabilities, the Company has sought no new AGV systems business, but has accepted and completed one new AGV systems contract since October 6, 1994, the closing date of the failed sale of the AGV business to Apogee. However, as the affirmed owner of the former BT Systems AGV technology, the Company is currently assessing several alternatives to ascertain its best strategic position for the product.
     The Company has supplied Sideloading Forklift, Backloading Forklift, Unit Load, Platform and Towing Automated Guided Vehicle Systems. Automated Guided

Vehicle Systems sales as a percent of total sales were 1.5%, 1.6%, and 10.6% for fiscal 1997, 1996, and 1995, respectively.

     AUTOMATED STORAGE/RETRIEVAL SYSTEMS (AS/RS). During March, 1992 the Company
     ------------------------------------------
concluded the acquisition of all of the outstanding capital stock of BT Systems, Inc. ("BT Systems"). BT Systems also offered a wide range of capability in Automated Storage and Retrieval Systems ("AS/RS") for which the Company had already possessed a strong technology base following its acquisition of the Hartman product lines three years earlier, coupled with its long standing technical partnership with Ishikawajima Harima Industries (IHI) in Japan.
     In June, 1989 the Company purchased certain assets of the SPS-Hartman Systems Division from SPS Technologies. The acquired AS/RS products consist of the Hartman(TM)unitload, Autocube(TM) miniload, man-aboard Hustler(TM) and Autotrieve(TM) tote handling systems, along with the appropriate integrated systems software. Existing customers, with well over 600 installed systems, are fully supported by SI on their system expansion, service, and spare parts requirements.
     The acquired products and certain personnel were integrated into the Company's existing Easton, PA facility where the functions of sales, system engineering, system integration, manufacturing, installation, training, service and spare parts are located.
     This purchase represented an expansion of the product and system offerings to the manufacturing, order selection, and distribution markets where the Company is currently a leading supplier of automated computer integrated materials handling systems. Automated Storage/Retrieval Systems sales as a percent of total sales were 0.0%, 0.6%, and 0.7% for fiscal 1997, 1996, and 1995, respectively.

     COMPUTER  CONTROL  SYSTEMS.  The  Company  has the  capability  to  offer a
     --------------------------
materials handling system fully integrated with an information processing system to regulate the materials handling process. The Company has control programs for all of its products and possesses the ability to integrate its proprietary equipment in combination with purchased components such as conveyors to provide a total materials handling system, including the computer operations for controlling, supervising, and monitoring the movement, storage, and inventory of products in the system.
     The Company is a recognized IBM Business Partner and all systems operate on an IBM Industrial platform.
     The Company's materials handling products operate under computer direction through SI software designed to integrate the components of factory automation systems, and when integrated with robots and other high technology components, provide computer controlled flexible manufacturing systems ("FMS").

     MAIL  ORDER  PHARMACY.   On  March  1,  1993,  the  Company  and  Automated
     ---------------------
Prescription  Systems,  Inc.  ("APS")  of  Pineville,  Louisiana  formed a joint venture, SI/BAKER, INC. ("SI/BAKER"). SI/BAKER draws upon the automated materials handling systems experience of the Company and the automated pill counting and dispensing products of APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
     Since 1976, the Company has provided order filling machines and systems to the wholesale and retail distribution marketplace. Prior to fiscal 1994, the Company installed automated pharmacy systems at five domestic sites and one international site. The Company's proprietary products, Itematic and Dispen-SI-matic, coupled with it's strong computer integration skills, provide its customers with state-of-the-art split case order filling systems which lower the cost of distributing products.
     APS, the leading manufacturer of automated tablet and capsule counting and dispensing machines since 1972, has systems in place in retail, hospital, and mail order pharmacies throughout the United States and Canada. APS also markets robotic, automated prescription filling systems primarily for use in high volume pharmacy operations. APS' products have lowered the costs of filling prescriptions and increased the time available to the pharmacist for customer counseling.
     The joint venture, SI/BAKER, was formed to address the rapidly evolving automation needs of managed care pharmacy operations which fill prescriptions by mail for the clients of health care provision plans. The demographics of the aging population in the United States and the emphasis on reduced health care costs, of which prescription costs are a major part, is the driving force behind the automation of mail order pharmacy operations and refill centers. The industry is expected to continue to grow rapidly through the year 2000. SI/BAKER focuses on providing technologically advanced, error free, automated prescription filling systems to this growing market. Information pertaining to the SI/BAKER joint venture is included in Note 11 of Notes to Financial Statements. See also Settlement of Litigation in Note 7 and Contingencies in
Note 8 of Notes to Financial Statements.

     PRODUCT WARRANTY.  The Company's products are warranted against defects in
     ----------------
materials and workmanship for a specified period.

                                    MARKETING
                                    ---------
     Sales of the Company's products in the United States and Canada are made through the Company's own sales personnel and independent sales representative firms specializing in selling materials handling equipment. Approximately 20 employees are engaged in sales, advertising, and marketing activities. The Company's independent sales representatives, by agreement, may not sell systems competitive with those of the Company.
     The Company's systems are sold on a fixed price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has been tested in place.
     The Company's customers include major manufacturers and distributors of a wide variety of products, as well as the federal government, common carriers, and national retail chains. A substantial amount of repeat business has been achieved through the sale of additional systems to the same customer, additions to systems already installed, and parts and service.

                                   COMPETITION
                                   -----------
     The materials handling field includes many products, devices, and systems competitive with those of the Company.
     The Company's Cartrac system competes with various alternative materials handling systems, including automated guided vehicle systems, automatic dispatch cart, electrified monorail and pallet skid systems, power and free conveyor systems, and belt and roller conveyor systems, along with two principal competitors supplying equipment similar to the Company's Cartrac system; however, the Company believes that the Cartrac system's advantages, such as controlled acceleration and deceleration, high speed, individual carrier control, and right angle turning, are significant distinctive features.
     There are four principal competitors supplying equipment similar to the Company's Switch-Cart system who are well established in terms of sales and financial resources. Competition in the automatic dispatch cart field is primarily in the areas of price, experience, and product performance.
     The Itematic and Dispen-SI-matic systems compete primarily with manual picking methods and the Dispen-SI-matic also competes with similar devices provided by four other manufacturers, along with various alternative picking technologies. They are general purpose "broken case" automated order selection systems that have been sold for picking items of non-uniform configuration. The Company believes that the Itematic and Dispen-SI-matic systems provide greater speed and accuracy than manual methods and reduce damage, pilferage, and labor costs. Pick-To-Light systems are becoming more advanced and now provide higher picking rates than they have in the past. In February of 1995, the Company introduced its own Pick-To-Light system (Accupic) into the marketplace. There are approximately five principal competitors and numerous smaller firms which provide this type of system, and this has resulted in more competition to the Company's own automated systems offerings.
     The Company's tilt-tray sortation system (encompassing both Flat Tray and Gullwing) competes primarily with other tilt-tray sortation systems, as well as belt sorters and roller conveyor sorters. Tilt-tray sorters, as opposed to belt and roller sorters, are generally used when higher throughput is required. Slat and shoe sorters are increasing throughput capabilities and are beginning to realize gains in market share as compared to tilt-tray sorters. SI introduced the family of small parcel sorters to participate in the markets that distribute small, light weight packages. These sorters will be sold mainly to companies in the mail order merchandise industry. There are approximately twenty other companies that supply sortation equipment.
     The Company does not attempt to sell new AS/RS or AGV systems, but concentrates its efforts on the parts, service, and rehab business. Due to the decline in AGV systems sales in the U.S. over the past two years, competition on the basis of price has increased in an attempt to garner all potential business. There are approximately ten other companies that supply Automated Storage/Retrieval Systems and approximately five other companies that supply Automated Guided Vehicle Systems.
     The Company knows of no product comparable to its Ordermatic system. There are other approaches to mechanizing and automating the storage and order picking functions in warehouses and distribution centers, but the Company believes that none is as fully automated as Ordermatic.
     New technology is constantly being developed in the materials handling field. As in the case of other technically oriented companies, there is a risk that the Company's business may be adversely affected by technological advances in the materials handling field; however, the Company believes that its competitive advantages include its reputation in the materials handling field, its patents, and its experience and proven capabilities in the markets in which it concentrates. Its disadvantages include its relatively small size as compared to certain of its larger competitors.

                                  RAW MATERIALS
                                  -------------
     The Company has not been adversely affected by energy or raw materials shortages. Its principal plant uses natural gas for heating and electricity to operate its machinery. The principal raw material purchased by the Company is steel which the Company purchases from various suppliers.

                              PATENTS AND LICENSES
                              --------------------
     Significant design features of the Cartrac, Switch-Cart, Sortation, AGV, Itematic, and Ordermatic systems are covered by patents or patent applications in the United States.
     The Company has approximately 70 patents with lives that expire through May 2012. The Company believes that it has approximately 20 significant patents. These patents when used in conjunction with the remaining 50 patents enable the Company to build quality automated materials handling systems. The perceived significant patents have useful lives expiring through May 2012. The significant patents pertain mainly to the following areas: vehicles and carrier design, loading and unloading products, speed and precision control, track design and assembly, accumulation of vehicles, and simultaneous order requests processing equipment.
     Of greater value than the protection provided by patents is the intellectual knowledge assembled over many years of application experience into a mass of accumulated technical expertise possessed by a stable and dedicated work force.

     During fiscal 1991, the Company entered into a 10-year licensing agreement with Robotrac, Inc. (a company of Heico, Inc.) of Addison, Illinois whereby SI markets and manufactures Robotrac products, systems, and services along with the Company's complete line of materials handling solutions. Under the terms of the licensing agreement, the Company pays royalties to Robotrac, Inc. based on net sales of Cartrac products and services. Royalty expense relating to the Robotrac licensing agreement for fiscal years 1997, 1996, and 1995 was $306,000, $501,000, and $385,000, respectively.
     During fiscal 1990, the Company entered into a renewable five-year licensing agreement with Knapp to acquire the exclusive right to sell, engineer, manufacture, and install the Dispen-SI-matic product throughout North America. The licensing agreement, which is automatically renewable for additional one-year terms, extended through August 22, 1997; however, an amendment to the original licensing agreement was made effective April 29, 1997. The amendment, also with a term of five years and automatically renewable for additional one-year terms, retains many of the salient features of the original licensing agreement with the exception of a change from an exclusive right to a non-exclusive right and a reduction in royalties due Knapp for sales of the Dispen-SI-matic product by the Company. Under terms of the licensing agreement, the Company pays royalties to Knapp based on the number of dispensers per system with a minimum payment applicable to each system. Royalty expense relating to the Knapp licensing agreement for fiscal years 1997, 1996, and 1995 was $67,000, $125,000, and $262,000, respectively.
     On October 21, 1996, the Company entered into a renewable licensing agreement with a firm engaged in the mail-order film processing business to acquire the exclusive right to sell, engineer, manufacture, and install, throughout North America, an automated mail sortation system which identifies and sorts mail by appropriate zip codes. The licensing agreement, which is automatically renewable for additional one-year terms, has an expiration date of September 30, 2001. Under terms of the licensing agreement, the Company pays royalties to the firm based on the number of individual mail-sorting machines sold, with a minimum payment applicable to each year of the licensing agreement. Royalty expense relating to the automated mail sortation system licensing agreement for fiscal 1997 was $7,000.
     In June 1979, the Company entered into an agreement with its Japanese joint venture partner to acquire technology for totally integrated computer controlled transport and storage systems. The joint venture was dissolved during fiscal 1989 and in return the Company acquired U.S. market rights to the Japanese joint venture partner's products.

                               PRODUCT DEVELOPMENT
                               -------------------
     Product development costs, including patent expense and amortization, were $277,000, $395,000, and $490,000 for fiscal years 1997, 1996, and 1995, respectively. Development programs in fiscal 1997 included enhancements to the Company's product controls and features and improvements to the Sortation, Order Selection, and Cartrac product lines, with particular emphasis aimed at new market applications of existing or acquired technologies. In a continuation of programs initiated in fiscal 1995, the Company's development efforts in fiscal 1996 were concentrated on the small parcel sortation system and the Pick-To-Light technology. The small parcel sorter was an essential and significant component of a large systems integration contract that neared completion at the end of fiscal 1996. Fiscal 1995's development expenses also contained charges relating to the AGV product incurred prior to the failed sale of that product to Apogee.

                                    EMPLOYEES
                                    ---------
     The Company employs 143 persons in the United States. Its staff includes 6 executive employees, 91 office employees including salespersons, draftspersons and engineers, and 46 production personnel. The production personnel were unionized in January 1971 by the United Steelworkers of America. The current union contract expires on April 30, 2000.
     The Company provides life insurance, major medical insurance, retirement programs, and paid vacation and sick leave benefits, and considers its relations with employees to be satisfactory.


ITEM 2.       PROPERTIES AND LEASES
-------       ---------------------

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


ITEM 3.       LEGAL PROCEEDINGS
-------       -----------------

     In April, 1996, a competitor filed suit against the Company and its SI/BAKER joint venture, alleging that certain of the products of SI/BAKER infringed a patent held by the competitor.
     On December 20, 1996, a Settlement Agreement was reached between the Company, SI/BAKER, and the competitor. The competitor dismissed the action and granted a license to SI/BAKER for certain of its products. In exchange for the license, SI/BAKER agreed to dismiss its counterclaims and pay the competitor a per system royalty. On December 31, 1996, SI/BAKER satisfied a $600,000 liability under the Settlement Agreement relative to systems installed to date.
     The term of the Settlement Agreement continues until the expiration of the competitor's patent; however, SI/BAKER's status as sole licensee will remain in effect until December 31, 2000, and all orders related to licensed products received by SI/BAKER after December 31, 2000 will not be subject to royalty payments.
     The Company is presently engaged in certain legal proceedings which, in the opinion of the Company counsel, present no significant risk of material loss to the Company.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------       ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 2, 1997.

     Information with respect to the executive officers of the Company is contained in Part III hereof and is incorporated by reference in this Part I.

                                     PART II
                                     -------

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
-------       -------------------------------------------------------------
              HOLDER MATTERS
              --------------

     The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "SIHS." The high and low sales prices for the past two fiscal years are as follows:

                                              Fiscal 1997         Fiscal 1996*
                                            ---------------     ----------------
                                             High     Low        High      Low
                                            ------   ------     ------   -------
First Quarter...............................10 3/4    6 1/2     7        5 23/32
Second Quarter..............................11 1/8    8 3/8     7 5/6    5 2/3
Third Quarter...............................15       10 1/8     8 3/4    6 1/2
Fourth Quarter..............................17 1/4   13 1/8     8        5 3/4

*Adjusted for three-for-two stock split that was distributed in August 1995.

     The Company paid cash dividends of 10 cents per share in fiscal 1997. The Company paid cash dividends of 6 2/3 cents per share in fiscal 1996, after adjustment for the three-for-two stock split that was distributed in August 1995.
     The number of shareholders of the Company's Common Stock at March 2, 1997 was 1,338.
     Closing market price on May 27, 1997 was 19 1/4.


ITEM 6.       SELECTED FINANCIAL DATA
-------       -----------------------
     (Dollars in thousands, except per share figures)

                                      1997     1996     1995     1994     1993
Fiscal Year Ended                   3/02/97  3/03/96  2/26/95  2/27/94  2/28/93
-----------------                  --------  -------  -------  -------  -------
Net sales..........................$24,000   25,786   28,631   29,282   28,998
Net earnings (loss)*...............  2,053    1,625  ( 1,468)     206      524
Net earnings (loss) per
   share**.........................    .83      .66  (   .60)     .08      .21
Total assets....................... 16,547   12,570   13,136   13,204   15,197
Long-term liabilities..............    167      150      665      137      136
Cash dividends per share***........    .10      .07      .07      .07      .07

* Fiscal 1995 included approximately $525,000 of expenses relating to the rescinded Apogee transaction (see Note 7 of Notes to Financial Statements), $1,700,000 of losses associated with the AGVS product line, and $190,000 in corporate restructuring charges. Fiscal 1996 includes approximately $436,000 of income relating to the rescinded Apogee transaction.
** On July 18, 1995, the Board of Directors declared a three-for-two stock split that was distributed on August 11, 1995 to shareholders of record on July 31, 1995. Net earnings (loss) per share for all periods presented reflect the three-for-two stock split and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options.
*** Adjusted from 10 cents per share for the three-for-two stock split that was distributed in August 1995 for fiscal years 1993 through 1996.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

BUSINESS UNIT RESTRUCTURING
---------------------------
     In February of 1995, a structural reorganization of the Company was implemented whereby five distinct business units have been formed. The business unit concept is intended to create focused business elements where objectives and performance can be established and evaluated producing a synergistic impact on the total corporate entity. The units consist of two that possess the Company's products and which have responsibility for marketing, development, and application of those products. The Warehousing & Distribution Systems ("WDS") unit possesses Dispen-SI-matic, Sortation, Itematic, and Ordermatic, while the Production & Assembly Systems ("PAS") unit offers Switch-Cart, Cartrac, and Automated Storage/Retrieval Systems to its markets. The Manufacturing & Assembly Services ("MAS") unit provides manufacturing, inventory procurement and control service, on a competitive basis, to WDS and PAS and also seeks to sell component manufacturing service to markets outside the materials handling arena. The Customer & Software Services ("CSS") unit is multi-faceted, providing customer services principally in the materials handling aftermarket area, as well as software and controls engineering, and installation services to WDS and PAS, on a competitive basis, or to other customers outside the traditional materials handling market. A fifth business unit, Corporate Services, provides accounting, general and corporate services, on a fee basis, to the other business units and also derives some of its income by assessing a royalty on the aftermarket business activity of CSS. Each of the units has an approved plan against which its performance will be monitored and measured.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     The Company's cash and cash equivalents increased to $1,852,000 during fiscal 1997 from $1,335,000 at the end of fiscal 1996. The increase resulted from cash provided by operating activities totaling $2,553,000, and proceeds of $24,000 from the sale of common stock in connection with the employee incentive stock option plan. Partially offsetting the increase in cash and cash equivalents from these sources were the repayments of long-term debt of $22,000, net purchases of short-term investments of $1,327,000, purchases of capital equipment of $468,000, and the payment of $244,000 in cash dividends to shareholders. Funds provided by operating activities in fiscal 1996 were $4,049,000, while funds used by operating activities in fiscal 1995 were $195,000.
     The Company has a $5,000,000 committed revolving credit facility which is secured by a lien position on accounts receivable, land, and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during fiscal 1997. The term of the original agreement was for three years with an expiration date of July 31, 1996; however, effective March 1, 1996, the Company's principal bank amended certain covenants to allow the Company greater operating flexibility and extended the expiration date of the revolving credit facility. Currently, the committed revolving credit facility has an expiration date of August 31, 1999. During fiscal 1997, the Company did not have any borrowings under the committed revolving credit facility.
     On March 4, 1996, SI/BAKER, INC. ("SI/BAKER") established a $2,500,000 Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the Facility, SI/BAKER's parent companies, SI Handling Systems, Inc. and Automated Prescription Systems, Inc., have each provided a limited guarantee and surety in the amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note,

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS (Continued)
              ---------------------

LIQUIDITY AND CAPITAL RESOURCES (Continued)
-------------------------------
including any further renewals or modifications of the Facility. As of February 28, 1997, SI/BAKER's related debt outstanding under the Facility was $1,750,000. SI/BAKER intends to satisfy the note and thereby release the parent companies' guarantees during the second quarter of fiscal 1998. The Facility has an expiration date of August 31, 1997.
     During fiscal 1995, the Company announced the sale of its Automated Guided Vehicle ("AGV") systems product line to Apogee Robotics, Inc. ("Apogee"). The Company contended that the subsequent closing occurred in escrow; that the conditions for consummating the closing and terminating the escrow were never satisfied; and that, as a result, the sale never transpired. Litigation regarding the closing ensued between the Company and Apogee; however, the Company negotiated a Settlement Agreement with Apogee which was approved by Apogee's bankruptcy court, and a final Order of Dismissal was entered on December 1, 1995.
     As part of the Settlement Agreement, the parties agreed to the following: during fiscal 1996, the Company paid Apogee $150,000 and returned the original certificate for 100,000 of Apogee preferred shares; Apogee transferred any right, title or interest it may have had in the Company's AGV assets to the Company and disclaimed any interest in the assets; and the parties released all claims that they may have had against each other.
     During fiscal 1995, net expense of $525,000 associated with the rescinded sale transaction and the AGV product line were included on the Company's statement of operations. These net expenses included estimated legal fees, lease termination costs, and the reduction to net realizable value of certain AGV related inventory and fixed assets offset by the write-off of the remaining negative goodwill associated with the AGV systems product line. During fiscal 1996, the Company recognized net income of $436,000 associated with the settlement of the rescinded sale transaction. The net income included the impact of the favorable and expeditious resolution of the Apogee dispute where the terms and legal costs associated with the settlement were substantially more favorable than provided in the prior year.
     On July 18, 1995, the Board of Directors of the Company declared a three-for-two stock split that was distributed on August 11, 1995 to the shareholders of record on July 31, 1995. The purpose of the stock split was to increase the number of outstanding shares and broaden ownership and availability of the Company's common stock.
     The Company anticipates that its financial resources consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements in the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996
---------------------------------------------
     The Company's net earnings for fiscal 1997 were $2,053,000 compared to net earnings of $1,625,000 for fiscal 1996.
     Backlog at the end of fiscal 1997 was $31,029,000 with the majority of the backlog pertaining to Switch-Cart and Dispen-SI-matic contracts. During the second half of fiscal 1997, the Company was the recipient of three large orders. In the first contract, the Company has been awarded a $16.9 million prime mechanization contract with the Defense Logistics Agency for the Army Distribution Depot in Red River, Texas. This contract, one of the largest in the Company's history, will take

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS (Continued)
              ---------------------

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996 (Continued)
---------------------------------------------
approximately two years to complete. The second contract, totalling approximately $3.7 million, engages the Company to automate the distribution process at one of the leading manufacturers of vitamins in the health and beauty aids field. This project is anticipated to be completed during the second quarter of fiscal 1998. The third contract, totalling approximately $2.4 million, engages the Company to automate the distribution process at one of the largest wholesale suppliers in the pharmaceutical industry. This project is anticipated to be completed during the second quarter of fiscal 1998.
     Net sales of $24,000,000 for fiscal 1997 decreased 6.9% compared to net sales of $25,786,000 for fiscal 1996. The sales decrease in fiscal 1997 is attributed primarily to a smaller backlog of orders entering fiscal 1997 ($10,488,000 versus a $16,665,000 backlog beginning fiscal 1996). The largest declines in sales occurred in the Cartrac and Order Selection product lines. The decline in the Order Selection product line was primarily attributable to the prior year comparable period containing substantial revenues for a significant amount of progress relating to a large contract which encompassed a small parcel sortation system. Also, the decline experienced in the Company's Cartrac product line was similar to the above mentioned decline associated with the Order Selection product line whereby a significant amount of progress relating to two large automotive contracts, subsequently completed by the end of fiscal 1996, resulted in substantial revenues. Contributing to the lower backlog at the beginning of fiscal 1997, and hence sales in fiscal 1997, were delays by prospective customers, particularly those interested in Order Selection Systems, in signing contracts due to expanding project scope and other customer activities. Partially offsetting the declines mentioned above was an increase in sales of the Company's Switch-Cart product, principally relating to performance on contracts received during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997. During fiscal 1996, the Company's Switch-Cart product line accounted for an insignificant amount of sales revenues.
     Gross profit as a percentage of sales was 29.9% for fiscal 1997 compared to 24.6% for fiscal 1996. The increase in the gross profit percentage for fiscal 1997 was primarily attributable to the favorable performance on several contracts initiated in prior fiscal years that were completed during fiscal 1997 as well as to a higher proportion of progress in fiscal 1997 of contracts containing a higher degree of proprietary product wherein margins are higher than contracts containing a high degree of ancillary products. Partially offsetting the increase in the gross profit percentage are additional contract costs arising from first-time design inefficiencies relating to the Company's integration of new technology from a licensee for applications in distribution operations. Also contributing to the lower gross profit percentage in fiscal 1996 were primarily two factors: difficulties in executing and concluding several AGV systems contracts as additional costs became necessary to meet contractual throughput and durability requirements and higher costs associated with first-time design inefficiencies relating to the Company's new small parcel sortation system aimed at improvements to mail order distribution operations.
     Selling, general, and administrative expenses of $5,474,000 were higher by $321,000 in fiscal 1997 than in fiscal 1996. The increase in selling, general, and administrative expenses is due primarily to costs associated with product promotion and sales efforts in response to increased quoting activities and aimed at expanding the Company's customer base of business along with shareholder relations expenditures associated with increasing the visibility of the Company. Also contributing to the lower selling, general, and administrative expenses in fiscal 1996 was the reversal of accrued legal fees provided in fiscal 1995 that were no longer required due to the settlement of the Apogee litigation.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS (Continued)
              ---------------------

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996 (Continued)
---------------------------------------------
     During fiscal 1996, the Company recognized net income of $436,000 associated with the AGV Asset Purchase Agreement. The net income resulted from the reversal of accrued liabilities, in addition to the legal fees mentioned above, no longer required due to the settlement of the Apogee litigation during fiscal 1996. The Company incurred no expense or income related to the AGV Asset Purchase Agreement during the comparable fiscal 1997 period.
     Product development costs of $277,000 were lower by $118,000 in fiscal 1997 than in fiscal 1996. Development programs in fiscal 1997 included enhancements to the Company's product controls and features and improvements to the Sortation, Order Selection, and Cartrac product lines, with particular emphasis aimed at new market applications of existing or acquired technologies. Development programs in fiscal 1996 included improvements to the Order Selection and Sortation product lines, with particular emphasis aimed at new technologies to provide Pick-to-Light and Small Parcel Sortation Systems where orders had already been received or were imminent.
     Interest income of $236,000 was higher by $61,000 in fiscal 1997 than in fiscal 1996. The increase in interest income is primarily attributable to the higher level of funds available for short-term investments during fiscal 1997.
     Equity in income of joint venture of $76,000 and $279,000 in fiscal 1997 and 1996, respectively, represents the Company's proportionate share of its investment in SI/BAKER, INC. which is being accounted for under the equity method. Despite the growth in SI/BAKER's revenues, the unfavorable variance for fiscal 1997 in the equity in income of joint venture was attributable to a combination of several factors including competitively restrained prices, royalty costs associated with the settled patent infringement litigation, and cost overruns associated with both first-time products and difficulties in executing and concluding several contracts as additional costs became necessary to meet contractual throughput requirements. Also contributing to the unfavorable variance were increased revenue-based royalty costs due to the parent companies, increased product development costs, and increased selling, general, and administrative expenses, including legal costs associated with the settled patent infringement litigation.
     The favorable variance in other income, net, is primarily attributable to an increase in royalty income related to the SI/BAKER, INC. joint venture. Partially offsetting the increase was a reduction in purchase discounts earned by the Company due to decreased purchasing requirements.
     During fiscal 1997, the Company did not recognize any income tax expense; however, it recognized income tax expense of $212,000 during fiscal 1996. Income tax expense for fiscal 1997 and 1996 were less than the statutory rate due to the recognition of previously unrecognized deferred tax assets which are anticipated to be realizable due to the current and projected profitability of the Company.

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995
---------------------------------------------
     The Company's net earnings for fiscal 1996 were $1,625,000 compared to a net loss of $1,468,000 for fiscal 1995. Backlog at the end of fiscal 1996 was
$10,488,000 with the majority of the backlog pertaining to Cartrac and Dispen-SI-matic contracts.
     Net sales of $25,786,000 for fiscal 1996 decreased 9.9% compared to net sales of $28,631,000 for fiscal 1995. The sales decrease in fiscal 1996 was primarily attributable to a decline in AGVS and Order Selection sales. The decline in AGVS sales was due to the Company's reduced emphasis on the AGVS product line, with selling efforts related to the product currently confined to the parts and service business. The decline in Order Selection sales, principally Dispen-SI-matic

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS (Continued)
              ---------------------

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995 (Continued)
---------------------------------------------
systems, was due to the fiscal 1995 period containing several large contracts on which a significant amount of progress was accomplished. Partially offsetting the decline in AGVS and Order Selection sales was an increase in sales of the Company's Cartrac product, principally in the automotive market.
     Gross profit as a percentage of sales was 24.6% for fiscal 1996 compared to 19.5% for fiscal 1995. The increase in the gross profit percentage for fiscal 1996 was primarily attributable to reduced overhead expenses. The reduction was largely accounted for by the elimination during the second half of fiscal 1995 of overhead expenses relating to the AGV systems operation in Rochester Hills, Michigan. Further reductions in overheads, though deemed immaterial by the Company's management, occurred as a result of the business unit restructuring whereby certain personnel costs relating to indirect and support activities of project engineering formerly charged to cost of sales which beginning in fiscal 1996, are classified with the selling, general and administrative expenses of the business units to which the efforts of those personnel are directed. The dynamics of the business unit structure requires members to be diversely engaged in all needs of the unit and not be limited to cost of sales functions. Also contributing to fiscal 1996's improved gross profit was a change in mix favoring traditionally higher margin, lower risk products and services, including aftermarket. Partially offsetting the aforementioned increases in gross profit percentage for fiscal 1996 were additional costs associated with executing and concluding several AGVS contracts and higher costs associated with first-time design inefficiencies relating to the Company's new small parcel sortation system aimed at improvements to mail order distribution operations. Contributing to the low gross profit percentage in fiscal 1995 were difficulties in executing and concluding several AGV systems contracts as additional costs became necessary to meet contractual throughput and durability requirements and overhead expenses related to AGV systems operations.
     Selling, general, and administrative expenses of $5,153,000 were lower by $905,000 in fiscal 1996 than in fiscal 1995. The favorable performance was primarily due to a reduction in selling expenses pertaining to the Company's AGV systems product line. Also contributing to the favorable performance was the cost improvement measure of personnel reductions associated with the restructuring action that occurred during the fourth quarter of fiscal 1995.
     During fiscal 1996, the Company recognized net income of $436,000 associated with the settlement of the litigation pertaining to the rescinded AGV Asset Purchase Agreement. The net income included the impact of the favorable and expeditious resolution of the Apogee dispute where the terms and legal costs associated with the settlement were substantially more favorable than provided in the prior year. During fiscal 1995, net expense of $525,000 associated with the rescinded sale transaction and the AGV product line included estimated legal fees, lease termination costs, and the reduction to net realizable value of certain AGV related inventory and fixed assets offset by the remaining negative goodwill associated with the AGV systems product line.
     Product development costs of $395,000 were lower by $95,000 in fiscal 1996 than in fiscal 1995. Development programs in fiscal 1996 included improvements to the Order Selection and Sortation product lines, with particular emphasis aimed at the Accupic Pick-To-Light and small parcel sortation systems. During fiscal 1995, the Company concentrated its development efforts primarily in the Sortation, Order Selection, and, prior to the failed sale of the AGV business to Apogee, the Automated Guided Vehicle product lines. The Company introduced a small parcel sortation system and the Accupic Pick-To-Light order management system during fiscal 1995.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS (Continued)
              ---------------------

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995 (Continued)
---------------------------------------------
     Interest expense of $17,000 was lower by $54,000 in fiscal 1996 than in fiscal 1995. The decrease in interest expense was primarily attributable to the low level of borrowings under the Company's revolving credit facility during fiscal 1996.
     Interest income of $175,000 was higher by $172,000 in fiscal 1996 than in fiscal 1995. The increase in interest income was primarily attributable to the higher level of funds provided by operations and available for short-term investments during fiscal 1996.
     Equity in income of joint venture represents the Company's proportionate share of its investment in SI/BAKER, INC. which is being accounted for under the equity method. The favorable variance in the equity in income of joint venture was attributable to SI/BAKER's growth in revenues and gross profit percentage reduced by increased royalty costs to the parent companies and selling, general, and administrative expenses.
     The favorable variance in other income, net, was primarily attributable to an increase in royalty income and service fees related to the SI/BAKER, INC. joint venture.
     The Company incurred income tax expense of $212,000 during fiscal 1996 compared to the recognition of no income tax expense in fiscal 1995. During fiscal 1996, income tax expense was less than the statutory rate of 34% due to the recognition of previously unrecognized deferred tax assets which are anticipated to be realizable due to the current and projected profitability of the Company. The Company did not recognize an income tax benefit during fiscal 1995 due to the uncertainty of realization of additional deferred tax assets.

CAUTIONARY STATEMENT
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). Among other things, they regard the Company's earnings, liquidity, financial condition, and certain operational matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. Actual results may differ materially: (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the captions "Settlement of Litigation" and "Contingencies" in the Notes to Financial Statements; (2) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth competition, and certain cost increases; or (3) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------       -------------------------------------------

                                    I N D E X
                                    ---------

o    Independent Auditors' Report.

o    Financial Statements:

        Balance sheets, March 2, 1997 and March 3, 1996.

        Statements of operations for the years ended March 2, 1997, March 3, 1996, and February 26, 1995.

        Statements of stockholders' equity for the years ended March 2, 1997, March 3, 1996, and February 26, 1995.

        Statements of cash flows for the years ended March 2, 1997, March 3, 1996, and February 26, 1995.

        Notes to financial statements.

o Schedule for the years ended March 2, 1997, March 3, 1996, and February 26, 1995:

                     II - Valuation and qualifying accounts

o All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SI Handling Systems, Inc. as of March 2, 1997 and March 3, 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended March 2, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                            /s/ KPMG Peat Marwick LLP
                              KPMG Peat Marwick LLP

Allentown, PA
April 30, 1997

SI HANDLING SYSTEMS, INC.
Balance Sheets
March 2, 1997 and March 3, 1996
     (In Thousands, Except Share Data)

                                                           1997           1996
                                                        ---------       -------

Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits ......................                $ 1,852          1,335
   Short-term investments ...............                  3,741          2,414
                                                         -------        -------
       Total cash, cash equivalents, and
         short-term investments .........                  5,593          3,749
                                                         -------        -------

Receivables:
   Trade ................................                  3,900          2,505
   Notes and other receivables ..........                    719            528
                                                         -------        -------
     Total receivables ..................                  4,619          3,033
                                                         -------        -------

Costs and estimated earnings in excess
   of billings ..........................                  1,640          1,803
                                                         -------        -------

Inventories:
   Finished goods and work-in-process ...                  1,151            799
   Raw materials ........................                    814            963
                                                         -------        -------
     Total inventories ..................                  1,965          1,762
                                                         -------        -------

Deferred income tax benefits ............                    372            229
Prepaid expenses and other current assets                    173            141
                                                         -------        -------

     Total current assets ...............                 14,362         10,717
                                                         -------        -------

Property, plant and equipment, at cost:
   Land .................................                     27             27
   Buildings and improvements ...........                  3,358          3,276
   Machinery and equipment ..............                  3,717          3,331
                                                         -------        -------
                                                           7,102          6,634
   Less:  accumulated depreciation ......                  5,801          5,461
                                                         -------        -------
     Net property, plant and equipment ..                  1,301          1,173
                                                         -------        -------

Deferred income tax benefits ............                    214             71
Investment in joint venture .............                    606            530
Other assets, at cost less accumulated
   amortization of $67 in 1997 and
   $57 in 1996 ..........................                     64             79
                                                         -------        -------

     Total assets .......................                $16,547         12,570
                                                         =======        =======




                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Balance Sheets
March 2, 1997 and March 3, 1996
   (In Thousands, Except Share Data)

                                                           1997           1996
                                                        ----------      -------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Current installments of long-term debt ........       $    12             20
   Accounts payable ..............................         2,056          1,542
   Customers' deposits and billings in excess
     of costs and estimated earnings .............         2,752          1,112
   Accrued salaries, wages, and commissions ......           778            929
   Income taxes payable ..........................           442            275
   Accrued royalties payable .....................           427            593
   Accrued other liabilities .....................           870            739
                                                         -------        -------
       Total current liabilities .................         7,337          5,210
                                                         -------        -------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Mortgages payable ...........................            35             49
                                                         -------        -------
       Total long-term debt ......................            35             49
   Deferred compensation .........................           132            101
                                                         -------        -------
       Total long-term liabilities ...............           167            150
                                                         -------        -------

Stockholders' equity:
   Common stock, $1 par value; authorized
     5,000,000 shares; issued 2,460,306 shares
     in 1997 and 2,441,341 shares in 1996 ........         2,460          2,441
   Additional paid-in capital ....................         3,752          3,613
   Retained earnings .............................         2,831          1,156
                                                         -------        -------
       Total stockholders' equity ................         9,043          7,210
                                                         -------        -------
       Total liabilities and stockholders' equity        $16,547         12,570
                                                         =======        =======



















                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Statements Of Operations
Years Ended March 2, 1997, March 3, 1996, and February 26, 1995
   (In Thousands, Except Per Share Data)

                                               1997          1996         1995
                                            ---------     ---------     --------

Net sales.................................. $ 24,000        25,786       28,631
Cost of sales..............................   16,823        19,434       23,058
                                              ------       -------       ------
   Gross profit on sales...................    7,177         6,352        5,573
                                              ------       -------      -------

Selling, general and administrative
   expenses................................    5,474         5,153        6,058
Net expense (income) associated with
   the AGV Asset Purchase Agreement........        -       (   436)         525
Product development costs..................      277           395          490
Interest expense...........................       12            17           71
Interest income............................  (   236)      (   175)    (      3)
Equity in income of joint venture..........  (    76)      (   279)    (     66)
Other income, net..........................  (   327)      (   160)    (     34)
                                              ------        ------      -------
                                               5,124         4,515        7,041
                                              ------        ------      -------

Earnings (loss) before income taxes........    2,053         1,837      ( 1,468)
Income tax expense.........................        -           212            -
                                              ------        ------       ------

   Net earnings (loss)..................... $  2,053         1,625      ( 1,468)
                                              ======        ======       ======


Net earnings (loss) per common share
   and common share equivalents*........... $    .83           .66      (   .60)
                                              ======        ======       ======

* On July 18, 1995, the Board of Directors declared a three-for-two stock split that was distributed on August 11, 1995 to stockholders of record on July 31, 1995. Net earnings (loss) per share for all periods presented reflect the three-for-two stock split and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options, which were 2,474,272, 2,476,056, and 2,460,117 in fiscal 1997, 1996, and 1995, respectively.

                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Statements Of Stockholders' Equity
Years Ended March 2, 1997, March 3, 1996, and February 26, 1995
    (In Thousands, Except Share And Per Share Data)

                                                                 Additional  Retained                Total
                                                        Common    Paid-In    Earnings   Treasury  Stockholders'
                                                        Stock     Capital    (Deficit)    Stock     Equity
                                                       --------  ----------  ---------  --------  ------------
Balance at February 27, 1994 ..........................$ 2,501      3,703      1,620      (278)      7,546
Net loss ..............................................     --         --     (1,468)       --      (1,468)
Dividends declared - $.07 per share cash dividend .....     --         --     (  164)       --      (  164)
Sale of 2,475* treasury shares in connection
with employee incentive stock option plan .............     --         --     (    5)       16          11
                                                         -----      -----      -----       ---       -----
Balance at February 26, 1995 ..........................  2,501      3,703     (   17)     (262)      5,925
Net earnings ..........................................     --         --      1,625        --       1,625
Dividends declared - $.07 per share cash dividend .....     --         --     (  164)       --      (  164)
Dividends paid to stockholders for fractional shares
     in connection with three-for-two stock split .....     --     (    1)        --        --      (    1)
Acquisition of 3,162 treasury shares ..................     --         --         --      ( 25)     (   25)
Retirement of 27,644 common shares held in treasury ... (   28)    (   41)    (  119)      188          --
Repurchase and retirement of 32,400 common shares ..... (   32)    (   48)    (  128)       --      (  208)
Sale of 14,574 treasury shares in connection
with employee incentive stock option plan .............     --         --     (   41)       99          58
                                                         -----      -----      -----       ---       -----
Balance at March 3, 1996 ..............................  2,441      3,613      1,156        --       7,210
Net earnings ..........................................     --         --      2,053        --       2,053
Dividends declared - $.10 per share cash dividend .....     --         --     (  244)       --      (  244)
Acquisition and retirement of 12,814 common shares .... (   13)    (   19)    (  134)       --      (  166)
Sale of 31,779 common shares in connection
with employee incentive stock option plan .............     32        158         --        --         190
                                                          -----     -----      -----       ---       -----
Balance at March 2, 1997 .............................. $ 2,460     3,752      2,831        --       9,043
                                                          =====     =====      =====       ===       =====

* Treasury share transactions have not been adjusted since additional shares were not issued for treasury shares in connection with the three-for-two stock split of August 11, 1995.


                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Statements Of Cash Flows
Years Ended March 2, 1997, March 3, 1996, and February 26, 1995 (In Thousands)

                                                      1997      1996      1995
                                                    --------  --------  -------

Cash flows from operating activities:
   Net earnings (loss)...........................   $ 2,053     1,625   (1,468)
   Adjustments to reconcile net earnings
     (loss) to net cash provided (used) by
     operating activities:
       Depreciation of plant and equipment.......       340       415      464
       Amortization of intangibles and
         deferred costs..........................        10        10   (  120)
       Loss (gain) on disposition and
         write-off of equipment..................    (    1)       90   (    3)
       Equity in income of joint venture.........    (   76)   (  279)  (   66)
   Changes in operating assets and liabilities:
       Receivables...............................    (1,586)    3,768   (2,733)
       Costs and estimated earnings
         in excess of billings...................       163    (  403)   1,162
       Inventories...............................    (  203)       83    1,069
       Deferred income tax benefits..............    (  286)   (   58)     147
       Prepaid expenses and other
         current assets..........................    (   32)      125       67
       Other noncurrent assets...................         5         1       33
       Accounts payable..........................       514    (  844)  (   19)
       Customers' deposits and billings
         in excess of costs and estimated
         earnings................................     1,640    (  313)  (  118)
       Accrued salaries, wages, and
         commissions.............................    (  151)      476       10
       Income taxes payable......................       167       268        6
       Accrued royalties payable.................    (  166)   (   27)     214
       Accrued other liabilities.................       131    (  895)   1,111
       Deferred compensation.....................        31         7       49
                                                      -----     -----    -----
   Net cash provided (used) by
     operating activities........................      2,553    4,049   (  195)
                                                       -----    -----    -----

Cash flows from investing activities:
   Purchase of short-term investments............     (7,047)  (2,414)       -
   Sale of short-term investments................      5,720        -        -
   Proceeds from the disposition of
     property, plant and equipment...............          1      170        3
   Additions to property, plant and
     equipment...................................    (   468)  (  178)  (  204)
                                                      ------    -----    -----
   Net cash used by investing
     activities..................................     (1,794)  (2,422)  (  201)
                                                       -----    -----    -----

SI HANDLING SYSTEMS, INC.
Statements of Cash Flows (Continued)
Years Ended March 2, 1997, March 3, 1996, and February 26, 1995 (In Thousands)

                                                      1997      1996      1995
                                                    --------  --------  --------
Cash flows from financing activities:
   Repayment of long-term debt...................    (   22)   (   23)   (   20)
   Sale of treasury stock in connection
     with employee incentive stock option plan...         -        33        11
   Sale of common stock in connection
     with employee incentive stock option plan...        24         -         -
   Dividends paid on common stock................    (  244)   (  164)   (  164)
   Dividends paid to stockholders for
     fractional shares in connection with
     three-for-two stock split...................         -    (    1)        -
   Repurchase and retirement of
     common stock................................         -    (  208)        -
   Increase in (repayment of) loan payable
     to bank.....................................         -    (  500)      500
                                                      -----     -----     -----
   Net cash provided (used) by
     financing activities........................    (  242)   (  863)      327
                                                      -----     -----     -----


Increase (decrease) in cash and cash
   equivalents...................................       517       764    (   69)
Cash and cash equivalents,
   beginning of year.............................     1,335       571       640
                                                      -----     -----     -----
Cash and cash equivalents,
   end of year...................................   $ 1,852     1,335       571
                                                      =====     =====     =====























                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 2, 1997 AND MARCH 3, 1996


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---  ----------------------------------------------------------------------

DESCRIPTION OF BUSINESS AND CONCENTRATION OF CREDIT RISK
--------------------------------------------------------
   SI Handling  Systems,  Inc. (the  "Company" or "SI") is a systems  integrator that supplies  automated  materials  handling  systems to  manufacturing,  order
selection,  and  distribution  operations.   The  systems  are  designed,  sold,
manufactured,  installed,  and  serviced  by the  Company  or by others  for the
Company, at its direction, generally as labor-saving devices to improve productivity and reduce costs. The Company's products are utilized to automate the movement of products and are often integrated with other automated equipment, such as robots. The Company's systems involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. The Company develops and designs computer control programs required for the efficient operation of the systems.
   Although the Company is not dependent on any single customer, much of its revenue is derived from contracts to design, manufacture, and install large-scale materials handling systems for major North American corporations and the federal government. In fiscal 1997, one customer accounted for revenues of $4,249,000. In fiscal 1996, two customers accounted for revenues of $8,735,000 and $4,671,000, respectively. In fiscal 1995, three customers accounted for revenues of $5,650,000, $3,092,000, and $3,051,000, respectively.
   The Company's systems are sold on a fixed price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has met contractual specifications. As of March 2, 1997, four customers owed the Company $1,139,000, $535,000, $444,000, and $399,000, respectively, in trade receivables. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

FISCAL YEAR
-----------
   The Company's fiscal year ends on the Sunday nearest to the last day of February. The fiscal years ended March 2, 1997, March 3, 1996, and February 26, 1995 were 52, 53, and 52 weeks, respectively.

USE OF ESTIMATES
----------------
   The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS
---------------------
   The Company believes the market values of its assets and liabilities which are financial instruments materially approximate their carrying values due to the short-term nature of the instruments.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


CASH AND CASH EQUIVALENTS
-------------------------
   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash on deposit, amounts invested on an overnight basis with a bank, and other highly liquid debt instruments purchased with a maturity of three months or less. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.

SHORT-TERM INVESTMENTS
----------------------
   Short-term investments consist of marketable direct obligations of the United States Treasury with original maturities at date of purchase beyond three months and less than twelve months. Such short-term investments are carried at cost, which approximates fair value, due to the short period of time to maturity. The Company does not believe it is exposed to any significant credit risk on short-term investments.

INVENTORIES
-----------
   Inventories are valued at the lower of average cost or replacement market. It is not practicable to state separately amounts of finished goods and work-in-process. Inventories primarily consist of materials purchased or manufactured for stock. The Company does not defer general and administrative costs or initial startup costs.

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Plant and equipment generally are depreciated, for financial statement purposes, on the straight-line method over the estimated useful lives of individual assets; whereas accelerated methods of depreciation are used for certain items for tax purposes. The ranges of lives used in determining depreciation rates for buildings and improvements and machinery and equipment are 15-40 years and 3-15 years, respectively. Maintenance and repairs are charged to operations; betterments and renewals are capitalized. Upon sale or retirement of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and the resultant gain or loss, if any, is credited or charged to earnings.

INVESTMENT IN JOINT VENTURE
---------------------------
   On March 1, 1993, the Company and Automated Prescription Systems, Inc. ("APS") of Pineville, Louisiana formed a joint venture, SI/BAKER, INC. ("SI/BAKER"). SI/BAKER draws upon the automated materials handling systems experience of the Company and the automated pill counting and dispensing products of APS to provide automated pharmacy systems. Each member Company contributed $100,000 in capital to fund the joint venture. The Company accounts for its investment in the joint venture on the equity basis.

INTANGIBLES
-----------
   Intangibles are amortized using the straight-line method, over a period of 10 years.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


SALES CONTRACTS
---------------
   Profits on sales contracts are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the total contract price is accrued, which is allocable to contract expenditures incurred and work performed, on the basis of the ratio of aggregate costs to date to the most recent estimate of total costs at completion. As these contracts may extend over one or more years, generally no more than two years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

PRODUCT DEVELOPMENT COSTS
-------------------------
   The Company expenses product development costs as incurred.

WARRANTY
--------
   The Company's products are warranted against defects in materials and workmanship for a specified period.

INCOME TAXES
------------
   Under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EXCESS OF ACQUIRED NET ASSETS OVER COST
---------------------------------------
   During fiscal 1995, the excess of acquired net assets over cost, originally estimated to be amortized on a straight-line basis over five years, was fully amortized in its third year due to the Company's reduced emphasis on the AGV product line (See Note 7 of Notes to Financial Statements).

COMMON SHARES
-------------
   On July 18, 1995, the Board of Directors declared a three-for-two stock split that was distributed on August 11, 1995 to shareholders of record on July 31, 1995. All references throughout the financial statements to shares of common stock or per share amounts have been adjusted in all years to reflect this stock split, except for treasury shares for which no additional shares were issued.

STOCK-BASED COMPENSATION
------------------------
   The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


NET EARNINGS (LOSS) PER COMMON SHARE
------------------------------------
   Net earnings (loss) per share reflect the three-for-two stock split and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options, which were 2,474,272, 2,476,056, and 2,460,117 in fiscal years 1997, 1996, and 1995, respectively.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which is effective for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The resultant impairment, if any, would be measured based on the fair value of the asset. The adoption of SFAS No. 121 did not have an effect on the Company's financial statements.
   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. The Statement defines a fair value based method of accounting for employee stock options but also allows companies to continue to measure compensation costs using the intrinsic value based method (APB Opinion No. 25, "Accounting for Stock Issued to Employees"), with appropriate pro forma disclosure. The Company will continue to apply the principles of APB Opinion No. 25 and has provided pro forma fair value disclosures in Note 4.
   In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is effective for fiscal years ending after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share, referred to as "basic" and "diluted" earnings per share. The Company has not completed reviewing the statement, but generally expects that its diluted earnings per share under the new standards will approximate its earnings per share reported in the accompanying financial statements.


(2)  UNCOMPLETED CONTRACTS
---  ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows (in thousands):

                                                  March 2, 1997    March 3, 1996
                                                  -------------    -------------
Costs and estimated earnings on
   uncompleted contracts.........................    $ 18,317          23,626
Less:  billings to date..........................      19,429          22,935
                                                       ------          ------
                                                     $( 1,112)            691
                                                       ======          ======
Included in accompanying balance
   sheets under the following captions:
     Costs and estimated earnings in excess
       of billings...............................    $  1,640           1,803
     Customers' deposits and billings in
       excess of costs and estimated earnings....     ( 2,752)        ( 1,112)
                                                       -------         ------
                                                     $( 1,112)            691
                                                       ======          ======

   There were no retainages included in accounts receivable at March 2, 1997 and March 3, 1996.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(3)  LONG-TERM DEBT AND COMPENSATING BALANCES
---  ----------------------------------------

A summary of long-term debt follows (in thousands):

                                                           March          March
                                                          2, 1997        3, 1996
                                                          -------        -------

Revolving credit loan payable to bank [see (a)].......    $    -              -
Mortgages payable [see (b)]...........................        47             69
                                                           -----          -----
     Total long-term debt.............................        47             69
Less:  current installments of long-term debt.........        12             20
                                                           -----          -----
                                                          $   35             49
                                                           =====          =====

(a) The Company has a $5,000,000 committed revolving credit facility. Interest on the credit arrangement is at the lender's prime rate of interest (8.25% as of March 2, 1997) or quoted money market rates. No compensating demand deposit balances are required to be maintained regarding the credit arrangement. The credit arrangement contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during fiscal 1997. The credit arrangement is secured by a lien position on accounts receivable, land, and buildings. The term of the original agreement was for three years with an expiration date of July 31, 1996; however, effective March 1, 1996, the Company's principal bank amended certain covenants to allow the Company greater operating flexibility and extended the expiration date of the revolving credit facility. Currently, the committed revolving credit facility has an expiration date of August 31, 1999.
(b) The mortgages bear a weighted average interest rate of 4.9%, are secured by the land and buildings with a depreciated cost of $552,000 at March 2, 1997, and are payable in varying amounts through October 2001.

   Principal payments of long-term debt in each of the next five years from March 2, 1997 under terms of existing agreements are as follows (in thousands):

                            1998  1999  2000  2001  2002
                            ----  ----  ----  ----  ----

                            $ 12     9    10    10     6
                             ===   ===   ===   ===   ===

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(4)  CAPITAL STOCK OPTIONS
---  ---------------------

   The following is a summary of options available for grant and changes in options outstanding under the Company's 1982 and 1992 Incentive Stock Option Plans ("ISOP") in fiscal years 1997, 1996, and 1995:

                                1982 ISOP               1992 ISOP         Total
                       ------------------------  ----------------------  -------

Option price*......... $   2.95    3.71    7.42    6.54    8.00    9.50
                         ======  ======  ======  ======  ======  ======

Options outstanding
   as of
   February 27, 1994..   15,672  29,578  42,900       -       -       -  88,150
Changes in 1995:
   Granted............        -       -       -       -  27,375       -  27,375
   Exercised..........  ( 3,507)(   205)      -       -       -       - ( 3,712)
   Lapsed.............        -       - ( 8,625)      -       -       - ( 8,625)
                         ------  ------  ------  ------  ------  ------  ------

Options outstanding
   as of
   February 26, 1995..   12,165  29,373  34,275       -  27,375       - 103,188
Changes in 1996:
   Granted............        -       -       -  11,400       -       -  11,400
   Exercised..........  ( 6,391)(10,522)      -       -       -       - (16,913)
   Lapsed.............  ( 5,774)(   825)( 8,250)      - ( 1,875)      - (16,724)
                         ------  ------  ------  ------  ------  ------ -------

Options outstanding
   as of
   March 3, 1996......        -  18,026  26,025  11,400  25,500       -  80,951
Changes in 1997:
   Granted............        -       -       -       -       -  30,200  30,200
   Exercised..........        - (13,076)(11,653)( 1,050)( 6,000)      - (31,779)
   Lapsed.............        - ( 4,950)(   375)      -       -       - ( 5,325)
                         ------  ------  ------  ------  ------  ------  ------

Options outstanding
   as of
   March 2, 1997......        -       -  13,997  10,350  19,500  30,200  74,047
                         ======  ======  ======  ======  ======  ======  ======

* The option prices and number of options have been adjusted to reflect the three-for-two stock split of August 11, 1995.

   Under the Company's Incentive Stock Option Plans, officers and key employees have been granted options to purchase common shares at the approximate market price at the date of grant. Options become exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options are fully exercisable. Currently, all options have a term of five years. The plans, approved in 1982 and 1992, also authorize stock appreciation rights, however, none have been issued.
   The 1982 Incentive Stock Option Plan expired in June, 1992; however, prior to its expiration options for 233,345 shares were available for grant. Currently, 13,997 options are outstanding under this plan with no option expiring later than June, 1997.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(4)  CAPITAL STOCK OPTIONS (Continued)
---  ---------------------

   In July, 1992, the shareholders adopted the 1992 Incentive Stock Option Plan which will expire in July, 2002. The terms of the 1992 Plan are essentially the same as the terms of the 1982 Plan except that 75,000 shares were authorized for issuance under the 1992 Plan. Currently, 60,050 options are outstanding under this plan
   The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25; however, additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation," is included below. No compensation expense was recognized on options granted during fiscal years 1997, 1996, and 1995 in the financial statements. If the Company had elected to recognize stock-based compensation expense based on the fair value of granted options at the grant date (as determined under SFAS No. 123), net earnings (in thousands) and net earnings per common share and common share equivalents for the fiscal years ended March 2, 1997 and March 3, 1996 would have been as follows:

                                                        1997            1996
                                                       ------          ------

Net earnings                 As reported.............. $2,053           1,625
                             Pro forma................  2,026           1,620

Net earnings per common      As reported.............. $  .83             .66
   share and common share    Pro forma................    .82             .66
   equivalents

   The above pro forma net earnings and net earnings per common share and common share equivalents were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. In order to perform this calculation, the following assumptions were made for fiscal years 1997 and 1996, respectively: dividend yields of 1.05% and 1.02%; risk-free interest rates of 6.38% and 6.24%; expected volatilities of 36.0% and 38.2%; and an expected holding period of four years.


(5)  EMPLOYEE BENEFIT PLANS
---  ----------------------

   The Company maintains a defined benefit plan for employees covered by its collective bargaining agreement. Retirement benefits are based on the employee's years of service multiplied by the appropriate monthly benefit amount. The Company's policy is to make an annual contribution to the Plan equal to the amount required by ERISA, subject to the full funding limitation of ERISA.
   The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over 30 years. The net periodic pension expense for fiscal years 1997, 1996, and 1995, includes the following components (in thousands):

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(5)  EMPLOYEE BENEFIT PLANS (Continued)
---  ----------------------

                                                         1997     1996     1995
                                                        ------   ------   ------

Service cost - benefits earned during the period....    $  72       73       72
Interest cost on projected benefit obligation.......      113      105       94
Actual return on assets.............................     (517)    (452)    (  2)
Amortization of unrecognized net assets and
     other deferred amounts, net....................      413      351     ( 85)
                                                          ---      ---      ---
Net periodic pension expense........................    $  81       77       79
                                                          ===      ===      ===

     Actuarial assumptions used to develop the net periodic pension expense and the projected benefit obligation were:

                                                           As of November 30,
                                                        ------------------------
                                                        1996      1995      1994
                                                        ----      ----      ----

Discount rate........................................    7.0%      7.0%     8.5%
Expected long-term rate of return on assets..........    8.5%      8.5%     8.5%

     The change in the discount rate resulted in an increase in the projected benefit obligation as of November 30, 1995 of approximately $299,000.

     The following table sets forth the Plan's funded status and amounts recognized in the Company's balance sheets (in thousands):

                                                      November 30,  November 30,
                                                          1996          1995
                                                      ------------  ------------

Plan assets at fair value, primarily
   listed stocks and bonds........................      $ 2,034        1,622
Projected benefit obligation......................        1,735        1,650
                                                          -----        -----
Plan assets in excess of (less than)
   projected benefit obligation...................          299       (   28)
Unrecognized net gain.............................       (  604)      (  203)
Prior service cost not yet recognized
   in net periodic pension cost...................          221          251
Unrecognized net transition asset being
   amortized over employee service lives..........       (   83)      (  106)
                                                          -----        -----
Net pension liability recognized
   in the Company's balance sheets................      $(  167)      (   86)
                                                          =====        =====

   The Company has a multi-faceted defined contribution Retirement Savings Plan for employees not covered by its collective bargaining agreement. Salaried employees age 21 and above with at least one year of service are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company contributes 2% of base pay to each eligible salaried employee's account and, in addition, matches 50% of the first 4% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions in the form of cash in amounts determined annually by the Board of Directors. Total expense for the Retirement Savings Plan was $307,000, $301,000, and $231,000 for fiscal years 1997, 1996, and 1995, respectively.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(6)  INCOME TAXES
---  ------------

   The provision for income tax expense (benefit) consists of the following (in thousands):

                                                       1997      1996      1995
                                                      ------    ------    -----
Federal    -  current...............................  $ 223       197      ( 54)
           -  deferred..............................   (223)     ( 58)      173
                                                        ---       ---       ---
                                                          -       139       119
                                                        ---       ---       ---

State      -  current...............................     63        73      ( 93)
           -  deferred..............................   ( 63)        -      ( 26)
                                                        ---       ---       ---
                                                          -        73      (119)
                                                        ---       ---       ---
                                                      $   -       212         -
                                                        ===       ===       ===

   A reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                                       1997      1996      1995
                                                      ------    ------    ------
Computed tax expense (benefit) at statutory
   rate of 34%......................................  $ 698       625      (499)
   Increase (reduction) in taxes resulting from:
     State income taxes, net of federal benefit.....      -        48      ( 79)
     Resolution of prior years' tax contingencies...      -         -      ( 80)
     Equity in earnings of joint venture............   ( 21)     ( 76)     ( 18)
     Change in the valuation allowance for
       deferred tax assets..........................   (770)     (541)      705
     Effect on change in state tax rate on
       deferred tax assets..........................      -        85         -
     Miscellaneous items............................     93        71      ( 29)
                                                        ---       ---       ---
                                                      $   -       212         -
                                                        ===       ===       ===

   The significant components of deferred income tax expense (benefit) are as follows (in thousands):

                                                       1997      1996      1995
                                                      ------    ------    ------
Deferred tax expense (benefit)
   (exclusive of change in valuation allowance).....  $ 484       483      (558)
Increase (decrease) in the valuation allowance
   for deferred tax assets..........................   (770)     (541)      705
                                                        ---       ---       ---
                                                      $(286)     ( 58)      147
                                                        ===       ===       ===

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(6)  INCOME TAXES  (Continued)
---  ------------

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 2, 1997 and March 3, 1996 are presented below (in thousands):

                                                                  1997     1996
                                                                -------   ------

Deferred tax assets:
   Net operating and built in loss carryforward..............   $  432      475
   Inventories, principally due to book reserves
     not yet deductible for tax purposes, and
     additional costs inventoried for tax purposes
     pursuant to uniform capitalization rules................      382      815
   Accruals for other book costs, not yet deductible
     for tax purposes........................................      407      404
                                                                 -----    -----
       Total gross deferred tax assets.......................    1,221    1,694
       Less valuation allowance..............................      503    1,273
                                                                 -----    -----
       Net deferred tax assets...............................      718      421
                                                                 -----    -----

Deferred tax liabilities:
   Plant and equipment, principally due to
     differences in depreciation.............................   (   40)  (   50)
   Other.....................................................   (   92)  (   71)
                                                                 -----    -----
       Total gross deferred tax liabilities..................   (  132)  (  121)
                                                                 -----    -----
       Net deferred tax assets...............................  $   586      300
                                                                 =====    =====

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 2, 1997.


(7)  SETTLEMENT OF LITIGATION
---  ------------------------

Apogee Robotics
---------------
   During fiscal 1995, the Company announced the sale of its Automated Guided Vehicle ("AGV") systems product line to Apogee Robotics, Inc. ("Apogee"). The Company contended that the subsequent closing occurred in escrow; that the conditions for consummating the closing and terminating the escrow were never satisfied; and that, as a result, the sale never transpired. Litigation regarding the closing ensued between the Company and Apogee; however, the Company negotiated a Settlement Agreement with Apogee which was approved by Apogee's bankruptcy court, and a final Order of Dismissal was entered on December 1, 1995.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(7)  SETTLEMENT OF LITIGATION (Continued)
---  ------------------------

Apogee Robotics (Continued)
---------------
   As part of the Settlement Agreement, the parties agreed to the following: during fiscal 1996, the Company paid Apogee $150,000 and returned the original certificate for 100,000 of Apogee preferred shares; Apogee transferred any right, title or interest it may have had in the Company's AGV assets to the Company and disclaimed any interest in the assets; and the parties released all claims that they may have had against each other.
   During fiscal 1995, net expense of $525,000 associated with the rescinded sale transaction and the AGV product line were included on the Company's statement of operations. These net expenses included estimated legal fees, lease termination costs, and the reduction to net realizable value of certain AGV related inventory and fixed assets offset by the write-off of the remaining negative goodwill associated with the AGV systems product line. During fiscal 1996, the Company recognized net income of $436,000 associated with the settlement of the rescinded sale transaction. The net income included the impact of the favorable and expeditious resolution of the Apogee dispute where the terms and legal costs associated with the settlement were substantially more favorable than provided in the prior year.
   The Company has accepted and completed one new AGV systems contract since October 6, 1994, the closing date of the failed sale of the AGV business to Apogee, and has completed all but one of the AGV contracts existing at that time. The Company believes that it will complete the one remaining contract during fiscal 1998 and is continuing the sale of parts and other services relative to AGV systems. Net sales from the AGV systems product line were $1,557,000, $1,795,000, and $4,237,000 in fiscal years 1997, 1996, and 1995, respectively.

Patents
-------
   In April, 1996, a competitor filed suit against the Company and its SI/BAKER joint venture, alleging that certain of the products of SI/BAKER infringed a patent held by the competitor.
   On December 20, 1996, a Settlement Agreement was reached between the Company, SI/BAKER, and the competitor. The competitor dismissed the action and granted a license to SI/BAKER for certain of its products. In exchange for the license, SI/BAKER agreed to dismiss its counterclaims and pay the competitor a per system royalty. On December 31, 1996, SI/BAKER satisfied a $600,000 liability under the Settlement Agreement relative to systems installed to date.
   The term of the Settlement Agreement continues until the expiration of the competitor's patent; however, SI/BAKER's status as sole licensee will remain in effect until December 31, 2000, and all orders related to licensed products received by SI/BAKER after December 31, 2000 will not be subject to royalty payments.


(8)    CONTINGENCIES
---    -------------

   The Company is guarantor (not to exceed $1,000,000) of one-half of SI/BAKER's borrowings under its line of credit, which had an outstanding balance of $1,750,000 at February 28, 1997.
   The Company is presently engaged in certain legal proceedings which, in the opinion of the Company counsel, present no significant risk of material loss to the Company.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(9)  COMMITMENTS
---  -----------

   Total rental expense, including short-term leases, in fiscal years 1997, 1996, and 1995, approximated $81,000, $83,000, and $588,000, respectively.
   Future minimum rental commitments at March 2, 1997 under all operating, noncancelable leases, primarily for facilities and equipment, are as follows:

                         1998..................$68,000
                         1999..................  4,000

     In fiscal 1997, the Company entered into a licensing agreement which requires payment of royalties based on the number of machines sold, with minimum royalties each year through fiscal year 2002. Future minimum royalties payable are as follows:

                         1998..................$25,000
                         1999.................. 40,000
                         2000.................. 25,000
                         2001.................. 25,000
                         2002.................. 25,000


(10)   CASH FLOW INFORMATION
----   ---------------------

     Supplemental disclosures of cash flow information for fiscal years 1997, 1996, and 1995 are as follows (in thousands):

                                                          1997    1996    1995
                                                         ------  ------  ------
Supplemental disclosures of cash flow
  information:
    Cash paid (received) during the year for:
      Interest....................................       $   4      12      61
                                                           ===     ===     ===
      Income taxes................................       $ 119       2    (153)
                                                           ===     ===     ===

Supplemental disclosures of noncash
  financing activities:
    Issuance of 6,600 common  shares
      held in treasury in exchange for
      3,162 common shares delivered to
      treasury by officer in connection
      with employee incentive stock
      option plan.................................       $   -      25       -
                                                           ===     ===     ===

    Issuance of 27,431  common  shares
      in exchange for 12,814 common
      shares delivered to the Company
      by officers in connection with employee
      incentive stock option plan.................       $ 134       -       -
                                                           ===     ===     ===

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(11)   JOINT VENTURE
----   -------------

   The Company has entered into various transactions with SI/BAKER as follows:

                                                             March        March
                                                            2, 1997      3, 1996
                                                            -------      -------
SI/BAKER, INC., 50% owned by the Company:
Balance Sheets Data (in thousands) -
   Amount included in notes and other receivables.........    $342         497
   Amount included in costs and estimated
     earnings in excess of billings.......................      51         182
   Investment in SI/BAKER.................................     606         530

                                                            Fiscal Year Ended
                                                        ------------------------
                                                         1997     1996     1995
                                                        ------   ------   ------
Statements of Operations Data (in thousands) -
   Systems and services sold under various
     subcontracts....................................   $2,355     770    1,465
   Reimbursement for administrative and other
     services provided...............................      108     106       47
   Other income, net.................................      348     188       46

   Information pertaining to the Company's investment in the SI/BAKER joint venture is as follows (in thousands):

Balance at February 27, 1994..........................................     $185
Equity in net earnings................................................       66
                                                                            ---
Balance at February 26, 1995..........................................      251
Equity in net earnings................................................      279
                                                                            ---
Balance at March 3, 1996..............................................      530
Equity in net earnings................................................       76
                                                                            ---
Balance at March 2, 1997..............................................     $606
                                                                            ===

   Undistributed earnings of SI/BAKER (less related deferred tax expenses) at March 2, 1997 and March 3, 1996 were $472,000 and $403,000, respectively.

   Summary financial information and operating results for the SI/BAKER joint venture are set forth in the following table (in thousands):

                                                          February     February
                                                          28, 1997     29, 1996
                                                          --------     --------
Current assets.......................................      $6,825        4,445
Property, plant and equipment........................          65           52
Other assets.........................................         366          478
Current liabilities..................................       6,045        3,909
Long-term liabilities................................           -            6
                                                            -----        -----
Net assets...........................................      $1,211        1,060
                                                            =====        =====

                                                         Fiscal Year Ended
                                                     1997       1996      1995
                                                   -------    -------   -------
Net sales........................................  $17,388     9,382     6,423
                                                    ======     =====     ======

Net earnings.....................................  $   151       557       133
                                                    ======     =====     ======

SI HANDLING SYSTEMS, INC.                                            SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 2, 1997, March 3, 1996, and February 26, 1995 (In Thousands)

                                                Additions
                                     Balance At Charged To             Balance
                                     Beginning  Costs And              At End
                                      Of Year    Expenses  Deductions  Of Year
                                     ---------- ---------- ----------  -------
Year ended March 2, 1997:
  Reserve for inventory loss          $1,713       23         991 (a)    745 (b)
  Reserve for product warranty            47      322 (c)     189 (d)    180 (e)
  Allowance for doubtful receivables       -        -           -          -
                                       -----      ---       -----      -----
                                      $1,760      345       1,180        925
                                       =====      ===       =====      =====

Year ended March 3, 1996:
  Reserve for inventory loss          $1,605      188          80 (a)  1,713 (b)
  Reserve for product warranty            93        - (c)      46 (d)     47 (e)
  Allowance for doubtful receivables       -        -           -          -
                                       -----      ---       -----      -----
                                      $1,698      188         126      1,760
                                       =====      ===       =====      =====

Year ended February 26, 1995:
  Reserve for inventory loss          $1,154      458           7 (a)  1,605 (b)
  Reserve for product warranty           104       21 (c)      32 (d)     93 (e)
  Allowance for doubtful receivables       -        -           -          -
                                       -----      ---       -----      -----
                                      $1,258      479          39      1,698
                                       =====      ===       =====      =====

(a) Inventory items disposed of net of salvage proceeds.
(b) Allowance is reflected in the net inventory on the balance sheet.
(c) These costs include materials and incidental costs but exclude any services.
(d) Payments of warranty costs.
(e) Included in accrued other liabilities.

                                    PART III
                                    --------


   Part III, except for certain information relating to Executive Officers listed below, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 2, 1997, a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
   The names, ages, and offices with the Company of its executive officers are as follows:

         Name           Age                 Office
         ----           ---                 ------

Leonard S. Yurkovic     59       President and Chief Executive

Kenneth D. Buck         44       Vice President - Corporate Services

William J. Casey        53       Vice President - Production & Assembly
                                    Systems

David A. Clark          40       Vice President - Warehousing & Distribution
                                    Systems

Barry V. Mack           54       Vice President - Finance, Chief Financial
                                    Officer and Treasurer

James L. Thatcher       53       Vice President - Manufacturing & Assembly
                                    Services and Customer & Software Services

Ronald J. Semanick      36       Secretary

   Mr. Yurkovic was appointed President and Chief Executive Officer on February 12, 1988 and previously held the positions of President and Managing Director of European Operations (October 1987 - February 1988), and President and Chief Operating Officer (March 1985 - October 1987). He also held the position of Vice President-Operations and he joined the Company in July 1979 as Vice President-Finance.
   Mr. Buck was appointed Vice President-Corporate Services on July 18, 1995 and previously held the positions of Vice President-Human Resources, Director-Human Resources, and Manager of Human Resources. He joined the Company in November 1981 as a Personnel Manager.
     Mr. Casey was appointed Vice President-Production & Assembly Systems on July 18, 1995 and previously held the position of Vice President-Sales. He has served the Company in several capacities including Director-Field Sales, Estimating Supervisor, Manager of Switch-Cart Systems, and Mid-Atlantic Regional Sales Manager. Mr. Casey joined the Company in February 1965. Mr. Clark was appointed Vice President-Warehousing & Distribution Systems on
July 18, 1995. He joined the Company in May 1994 as the Director of Applications Engineering. Prior to joining the Company, Mr. Clark was a self-employed consultant for the Ford Motor Company. From 1985 to 1993, Mr. Clark was employed by Valley Forge Technical Communications and held various positions, the last of which being Chief Operating Officer. From 1978 to 1985, Mr. Clark was employed by General Electric Company in various engineering capacities.

   Mr. Mack was appointed Vice President-Finance, Chief Financial Officer, and Treasurer on January 13, 1994 and previously held the position of Controller. Prior to joining the Company in 1980 as Manager of Financial Accounting, Mr. Mack was employed as Financial Manager at the Coca-Cola Bottling Company of the Lehigh Valley, and as an Assistant Controller within Harris Corporation's Printing Equipment Division.
   Mr. Thatcher was appointed Vice President-Manufacturing & Assembly Services and Customer & Software Services on July 18, 1995 and previously held the position of Vice President-Operations. He has served the Company in several key positions including Director-Operations, Project Engineer, Project Manager, and Director-Customer Service. He joined the Company in August 1970 as an engineer.
     Mr. Semanick was elected Secretary of the Company by the Board of Directors on July 13, 1994. Currently, Mr. Semanick is the Company's Controller and previously held the positions of Manager of Financial Accounting and Senior Financial Accountant. Prior to joining the Company in 1985 as a Financial Accountant, Mr. Semanick was employed as a Certified Public Accountant by Arthur Andersen & Company of Philadelphia, Pennsylvania.

   All executive officers hold office at the pleasure of the Board of Directors.

                                     PART IV
                                     -------


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------   ---------------------------------------------------------------

   (a) 1. and 2. An index to the financial statements of the Company and the financial statement schedule is included in Item 8. In addition, Schedule A relating to the SI/BAKER, INC. joint venture is filed under 14(c) below.
       3.  Exhibits to be filed by Item 601 of Regulation S-K:
           3.1    Amended and Restated Articles (Incorporated by reference to
                  Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-10181)).
           3.2    Amended and Restated Bylaws (Incorporated by reference to
                  Exhibit 99.2 to the Company's Registration Statement on Form S-8 (No. 333-10181)).
           10.1 Revolving Credit Agreement dated July 22, 1993. (Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.2 Amendment to Revolving Credit Agreement dated April 28, 1995. (Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.3 1982 Incentive Stock Option Plan.* (Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.4 1992 Incentive Stock Option Plan.* (Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.5 Executive Officer Incentive Plan.* (Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.6 Directors' Deferred Compensation Plan* (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-8 (No. 333-10181)).
           11.1 Statement regarding computation of per share earnings (loss) (see Note 1 of Notes to Financial Statements).
           21.1 Joint Venture of the Registrant. (Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).

           * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

   (b) Reports on Form 8-K.

       During the quarter ended March 2, 1997, no report on Form 8-K was filed.

   (c) Schedule A - SI/BAKER, INC. Financial Statements and Independent Auditors' Report Thereon.

                                                                      SCHEDULE A









                                 SI/BAKER, INC.

                              FINANCIAL STATEMENTS
                     FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
SI/BAKER, INC.:

   We have audited the accompanying balance sheets of SI/BAKER, INC. as of February 28, 1997 and February 29, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SI/BAKER, INC. as of February 28, 1997 and February 29, 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 1997, in conformity with generally accepted accounting principles.



                            /s/ KPMG Peat Marwick LLP
                              KPMG Peat Marwick LLP

Allentown, Pennsylvania
April 30, 1997

SI/BAKER, INC.
Balance Sheets
February 28, 1997 and February 29, 1996
  (In Thousands, Except Share Data)

                                                             1997        1996
                                                           --------    --------

Assets
------
Current assets:
   Cash and cash equivalents, principally time deposits... $  484         327

   Receivables:
     Trade................................................  1,618         523
     Other receivables....................................    122           -
                                                            -----       -----
       Total receivables..................................  1,740         523
                                                            -----       -----

   Costs and estimated earnings in excess of billings.....  4,111       3,413
   Inventories............................................     36          16
   Deferred income tax benefits...........................    367         161
   Prepaid expenses and other current assets..............     87           5
                                                            -----       -----
       Total current assets...............................  6,825       4,445
                                                            -----       -----

   Machinery and equipment, at cost.......................    106          75
     Less: accumulated depreciation.......................     41          23
                                                            -----       -----
       Net machinery and equipment........................     65          52
                                                            -----       -----

   Equipment leased to customer...........................    487         478
     Less:  accumulated depreciation......................    127           -
                                                            -----       -----
       Net equipment leased to customer...................    360         478
                                                            -----       -----

   Deferred income tax benefits...........................      6           -
                                                            -----       -----

         Total Assets..................................... $7,256       4,975
                                                            =====       =====





















                 See accompanying notes to financial statements.

SI/BAKER, INC.
Balance Sheets
February 28, 1997 and February 29, 1996
  (In Thousands, Except Share Data)

                                                             1997        1996
                                                           --------    --------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Notes payable to bank..................................   $1,750          -

   Accounts payable:
     Trade................................................    1,920        798
     Affiliated companies.................................      356      1,080
                                                              -----      -----
       Total accounts payable.............................    2,276      1,878
                                                              -----      -----

   Customers' deposits and billings in excess
     costs and estimated earnings.........................      779      1,007
   Accrued salaries, wages, and commissions...............      307        272
   Income taxes payable...................................        -        194
   Accrued royalties payable..............................      319        384
   Accrued product warranties.............................      463        133
   Accrued other liabilities..............................      151         41
                                                              -----      -----
       Total current liabilities..........................    6,045      3,909
                                                              -----      -----

Deferred income tax liability.............................        -          6
                                                              -----      -----

Stockholders' equity:
   Common stock, $1 par value; authorized 1,000
     shares; issued 200 shares............................        -          -
   Additional paid-in capital.............................      200        200
   Retained earnings......................................    1,011        860
                                                              -----      -----
       Total stockholders' equity.........................    1,211      1,060
                                                              -----      -----

       Total Liabilities and Stockholders' Equity.........   $7,256      4,975
                                                              =====      =====



















                 See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Operations
Fiscal Years Ended February 28, 1997, February 29, 1996, and February 28, 1995
  (In Thousands)

                                                   1997       1996       1995
                                                ---------  ---------  ---------
Net sales....................................   $ 17,388      9,382      6,423
Cost of sales................................     15,191      7,130      5,083
                                                  ------     ------      -----
   Gross profit on sales.....................      2,197      2,252      1,340
                                                  ------     ------      -----

Selling, general, and administrative expenses      1,149        820        769
Product development costs....................        263        171        172
Royalty expense to parent companies..........        696        375        256
Interest income..............................    (    41)   (    85)   (    31)
Interest expense.............................         17          -          -
Other income, net............................    (   144)   (    16)   (    99)
                                                  ------     ------     ------
                                                   1,940      1,265      1,067
                                                  ------     ------     ------

Earnings before income taxes..................       257        987        273
Income tax expense............................       106        430        140
                                                  ------     ------     ------
   Net earnings...............................  $    151        557        133
                                                  ======     ======     ======


                 See accompanying notes to financial statements.




SI/BAKER, INC.
Statements Of Stockholders' Equity
Fiscal Years Ended February 28, 1997, February 29, 1996, and February 28, 1995
  (In Thousands)

                                             Additional               Total
                                     Common   Paid-In    Retained  Stockholders'
                                      Stock   Capital    Earnings     Equity
                                     ------  ----------  --------  ------------
Balance at February 28,1994......     $  -      200          170         370
Net earnings.....................        -        -          133         133
                                       ---      ---        -----       -----
Balance at February 28, 1995.....        -      200          303         503
Net earnings.....................        -        -          557         557
                                       ---      ---        -----       -----
Balance at February 29, 1996.....        -      200          860       1,060
Net earnings.....................        -        -          151         151
                                       ---      ---        -----       -----
Balance at February 28, 1997.....     $  -      200        1,011       1,211
                                       ===      ===        =====       =====


                 See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Cash Flows
Fiscal Years Ended February 28, 1997, February 29, 1996, and February 28, 1995
  (In Thousands)

                                                    1997       1996       1995
                                                  --------   --------   --------
Cash flows from operating activities:
   Net earnings................................   $   151        557       133
   Adjustments to reconcile net earnings to
     net cash provided (used) by operating
     activities:
       Depreciation of machinery and
         equipment and leased equipment........       145         12         8
   Changes in operating assets and liabilities:
     Receivables...............................    (1,217)       429     (  116)
     Costs and estimated earnings in excess
       of billings.............................    (  698)    (3,142)    (  271)
     Inventories...............................    (   20)    (    3)    (   13)
     Deferred income taxes.....................    (  218)    (  121)    (   20)
     Prepaid expenses and other
       current assets..........................    (   82)         3     (    1)
     Accounts payable..........................       398      1,292         70
     Customers' deposits and billings in excess
       of costs and estimated earnings.........    (  228)    (  565)       896
     Accrued salaries, wages, and
       commissions.............................        35        150         89
     Income taxes payable......................    (  194)       188     (   33)
     Accrued royalties payable.................    (   65)       127        257
     Accrued product warranties................       330         42         58
     Accrued other liabilities.................       110         24     (    3)
                                                    -----      -----      -----
       Net cash provided (used) by
         operating activities..................    (1,553)    (1,007)     1,054
                                                    -----      -----      -----

Cash flows used in investing activities:
   Additions to machinery and equipment........    (   31)    (   18)    (   30)
   Equipment leased to customer................    (    9)    (  478)         -
                                                    -----      -----      -----
     Net cash used by investing activities.....    (   40)    (  496)    (   30)
                                                    -----      -----      -----

Cash flows provided by financing activities:
   Increase in notes payable to bank...........     1,750          -          -
                                                    -----      -----      -----

Increase (decrease) in cash and
   cash equivalents............................       157     (1,503)     1,024
Cash and cash equivalents,
   beginning of year...........................       327      1,830        806
                                                    -----      -----     ------
Cash and cash equivalents,
   end of year.................................   $   484        327      1,830
                                                    =====      =====      =====

Supplemental disclosure of cash flow
   information:
     Cash paid during the year for:
       Income taxes............................   $    564       363        194
                                                    ======     =====      =====
       Interest................................   $      9         -          -
                                                   ========    =====      =====


                 See accompanying notes to financial statements.

SI/BAKER, INC.
Notes To Financial Statements
February 28, 1997 and February 29, 1996

NOTE 1:       ORGANIZATION, DESCRIPTION OF BUSINESS, AND SUMMARY OF
-------       -----------------------------------------------------
              SIGNIFICANT ACCOUNTING POLICIES
              -------------------------------

ORGANIZATION, DESCRIPTION OF BUSINESS, AND CONCENTRATION OF CREDIT RISK
-----------------------------------------------------------------------
   During March, 1993, SI Handling Systems, Inc. and Automated Prescription Systems, Inc. formed a joint venture, SI/BAKER, INC. (the "Company" or "joint venture"). The joint venture draws upon the automated materials handling systems experience of SI Handling Systems, Inc. and the automated pill counting and dispensing products of Automated Prescription Systems, Inc. ("APS") to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
   The Company designs and installs computer controlled, fully automated, integrated systems for managed care pharmacy operations. The Company's systems are viewed as labor saving devices which address the issues of improved productivity and cost reduction. Systems can be expanded as customers' operations grow and they may be integrated with a wide variety of components to meet specific customer needs.
   Although the Company is not dependent on any single customer, much of its revenue is derived from contracts to design and install mail order pharmacy systems for North American corporations. In the fiscal year ended February 28, 1997, three customers accounted for revenues of $5,153,000, $4,357,000, and $3,743,000, respectively. In the fiscal year ended February 29, 1996, five customers accounted for revenues of $2,719,000, $1,763,000, $1,522,000,
$1,484,000, and $1,167,000, respectively. In the fiscal year ended February 28, 1995, five customers accounted for revenues of $1,649,000, $1,005,000, $776,000,
$708,000, and $677,000, respectively.
   The Company's systems are sold on a fixed price basis. Contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has met contractual specifications. As of March 2, 1997, four customers owed the Company $491,000, $426,000, $248,000, and $164,000, respectively. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general credit worthiness of its customer base.

FISCAL YEAR
-----------
   The Company's fiscal year begins on March 1 and ends on the last day of February.

USE OF ESTIMATES
----------------
   The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS
---------------------
   The Company believes that the market values of its assets and liabilities which are financial instruments materially approximate their carrying values due to the short-term nature of the instruments.

SI/BAKER, INC.
Notes To Financial Statements (Continued)


CASH AND CASH EQUIVALENTS
-------------------------
   For the purpose of reporting cash flows, cash and cash equivalents include cash on deposit, amounts invested on an overnight basis with a bank, and other highly liquid debt instruments purchased with a maturity of three months or less. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.

MACHINERY AND EQUIPMENT
-----------------------
   Machinery and equipment are depreciated, for financial statement purposes, on the straight-line method over the estimated useful lives of individual assets; whereas accelerated methods of depreciation are used for tax purposes. The range of lives used in determining depreciation rates for machinery and equipment is 5-7 years. Maintenance and repairs are charged to operations; betterments and renewals are capitalized. Upon sale or retirement of equipment, the cost and related accumulated depreciation are removed from the accounts and the resultant gain or loss, if any, is credited or charged to earnings.

EQUIPMENT LEASED TO CUSTOMER
----------------------------
   Equipment leased to customer represents the accumulated costs associated with robotic, computer hardware, and prescription filling equipment that was leased to a customer during the first quarter of fiscal 1997. The lease, with an initial lease period of one year amounting to $139,000, also provides a series of three one-year renewal options by the lessee and a buyout provision at the end of the fourth year. The customer has exercised the first one-year renewal option. The equipment is depreciated, for financial statement purposes, on the straight-line method over its estimated useful life of four years.

SALES CONTRACTS
---------------
   Profits on sales contracts are recorded on the basis on the Company's estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the total contract price is accrued, which is allocable to contract expenditures incurred and work performed, on the basis of the ratio of aggregate costs to date to the most recent estimate of total costs at completion. As these contracts may extend over one or more fiscal years, generally no more than two fiscal years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

WARRANTY
--------
   The Company's products are warranted against defects in materials and workmanship for a specified period.

PRODUCT DEVELOPMENT COSTS
-------------------------
The Company expenses product development costs as incurred.

SI/BAKER, INC.
Notes To Financial Statements (Continued)


ROYALTY ARRANGEMENT
-------------------
   During fiscal 1995, an amendment to the joint venture investment agreement was adopted to compensate each member company at a rate of 2% of gross sales for marketing and sales efforts on behalf of SI/BAKER, INC. The expense is included as Royalty expense to parent companies in the Company's Statements of Operations for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995.
   The Company receives a royalty from Automated Prescription Systems, Inc. ("APS") based on the monthly lease rates for all cells, counters, cassettes, and any other APS equipment leased to customers in the Company's defined market segment since the inception of SI/BAKER on March 1, 1993. The royalty received by the Company is included in other income.

INCOME TAXES
------------
   Under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NEW ACCOUNTING PRONOUNCEMENT
----------------------------
   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which is effective for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The resultant impairment, if any, would be measured based on the fair value of the asset. The adoption of SFAS No. 121 did not have an effect on the Company's financial statements.

SI/BAKER, INC.
Notes To Financial Statements (Continued)


NOTE 2:       UNCOMPLETED CONTRACTS
-------       ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows at February 28, 1997 and February 29, 1996 (in thousands):

                                                           1997          1996
                                                        ----------     --------
Costs incurred on uncompleted contracts..............    $ 17,280        7,484
Estimated earnings...................................       3,756        3,349
                                                           ------       ------
                                                           21,036       10,833
Less:  billings to date..............................      17,704        8,427
                                                           ------       ------
                                                         $  3,332        2,406
                                                           ======       ======

Included in accompanying balance sheets
   under the following captions:
     Costs and estimated earnings in excess
       of billings...................................    $  4,111        3,413
     Customers' deposits and billings in excess
       of costs and estimated billings...............     (   779)     ( 1,007)
                                                           ------       ------
                                                         $  3,332      ( 2,406)
                                                           ======       ======


NOTE 3:       SHORT-TERM BANK BORROWINGS AND COMPENSATING BALANCES
-------       ----------------------------------------------------

   On March 4, 1996, the Company established a $2,500,000 Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the Facility, the Company's parent companies have each provided a limited guarantee and surety in the amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. The Facility is secured by a lien position on accounts receivable and inventory relating to one of the Company's contracts.
   As of February 28, 1997, the Company's related debt outstanding under the Facility was $1,750,000. Interest on the Facility is at the Bank's base rate of interest minus one percent (7.25% as of February 28, 1997) or the Eurodollar rate plus one and three-quarters percent. The Facility has an expiration date of August 31, 1997.


NOTE 4:       EMPLOYEE BENEFIT PLAN
-------       ---------------------

   The Company has a multi-faceted defined contribution Retirement Savings Plan. Employees age 21 and above with at least one year of service are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company contributes 2% of base pay to each eligible salaried employee's account and, in addition, matches 50% of the first 4% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions determined annually by the Board of Directors. Total expense for the Retirement Savings Plan was $35,000, $37,000, and $14,000 for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995, respectively.

SI/BAKER, INC.
Notes To Financial Statements (Continued)


NOTE 5:       INCOME TAXES
-------       ------------

   The provision for income tax expense (benefit) consists of the following (in thousands):

                                                       1997      1996      1995
                                                      ------    ------    ------
Federal    -    current...........................    $ 260       436       116
           -    deferred..........................     (179)     ( 96)     ( 16)
                                                        ---       ---       ---
                                                         81       340       100
                                                        ---       ---       ---

State      -    current...........................       64       115        44
           -    deferred..........................     ( 39)     ( 25)     (  4)
                                                        ---       ---       ---
                                                         25        90        40
                                                        ---       ---       ---
                                                      $ 106       430       140
                                                        ===       ===       ===

   A reconciliation between the U. S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                                       1997      1996      1995
                                                      ------    ------    ------
Computed tax expense at statutory rate of 34%.....    $  87       336       93
Increase (reduction) in taxes resulting from:
   State income taxes, net of federal benefit.....       17        59       26
   Miscellaneous items............................        2        35       21
                                                       ----       ---      ---
                                                      $ 106       430      140
                                                        ===       ===      ===


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at February 28, 1997 and February 29, 1996 are presented below (in thousands):

                                                      1997      1996
                                                     ------    ------
Deferred tax assets:
   Accruals of book costs, not yet
     deductible for tax purposes..................   $ 379       163
                                                       ---       ---
       Total gross deferred tax assets............     379       163
                                                       ===       ===

Deferred tax liabilities:
   Machinery and equipment, principally due
     to differences in depreciation...............       -         6
   Other..........................................       6         2
                                                       ---       ---
       Total gross deferred tax liabilities.......       6         8
                                                       ---       ---
       Net deferred tax asset.....................   $ 373       155
                                                       ===       ===

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at February 28, 1997.

SI/BAKER, INC.
Notes To Financial Statements (Continued)


NOTE 6:         CONTINGENCIES
-------         -------------

   In April, 1996, a competitor filed suit against the Company and its parents, alleging that certain of the products of the Company infringed a patent held by the competitor.
   On December 20, 1996, a Settlement Agreement was reached between the Company, its parents, and the competitor. The competitor dismissed the action and granted a license to the Company for certain of its products. In exchange for the license, the Company agreed to dismiss its counterclaims and pay the competitor a per system royalty. On December 31, 1996, the Company satisfied a $600,000 liability under the Settlement Agreement relative to systems installed to date.
   The term of the Settlement Agreement continues until the expiration of the competitor's patent; however, the Company's status as sole licensee will remain in effect until December 31, 2000, and all orders related to licensed products received by the Company after December 31, 2000 will not be subject to royalty payments.


NOTE 7:         COMMITMENTS
-------         -----------

   Total rental expense, including short-term leases, in fiscal year 1997 approximated $9,000.
   Future minimum rental commitments at February 28, 1997 under an operating lease for office space is as follows:

                        1998....................$14,000

SI/BAKER, INC.
Notes To Financial Statements (Continued)


NOTE 8:         RELATED PARTY TRANSACTIONS
-------         --------------------------

   The Company has entered into various transactions with affiliated entities as follows (in thousands):

(a)  Automated Prescription Systems, Inc.
       (50% Stockholder):
         Balance Sheets Data at February 28, 1997
         and February 29, 1996 --                          1997    1996
                                                          ------  ------
           Amount included in trade
             receivables.............................     $   21     19
           Amount included in other
             receivables.............................        122      -
           Amount included in accounts
             payable.................................         81    489
           Amount included in accrued royalties
             payable.................................        118     67

         Statements of Operations Data for the
         fiscal years ended February 28, 1997,
         February 29, 1996, and
         February 28, 1995 --                              1997    1996    1995
                                                          ------  ------  ------
           Systems and services purchased for
              resale under various subcontracts......     $  649    519      13
           Royalty expense to parent companies.......        348    188     128
           Other income - Royalty income.............        122      -      17

(b)  SI Handling Systems, Inc. (50% Stockholder):
         Balance Sheets Data at February 28, 1997,
         and February 29, 1996 --                          1997    1996
                                                          ------  ------
           Amount included in accounts
                payable..............................     $  275    591
           Amount included in accrued royalties
              payable................................        118     67
           Amount included in accrued other
              liabilities............................          -     21

         Statements of Operations Data for the
         fiscal years ended February 28, 1997,
         February 29, 1996, and
         February 28, 1995 --                              1997    1996    1995
                                                          ------  ------  ------

           Systems and services purchased for
              resale under various subcontracts......     $2,355    770   1,465
           Purchase of administrative and other
              services...............................        108    106      47
           Royalty expense to parent companies.......        348    188     128
           Other income - Royalty income.............          -      -      82

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SI HANDLING SYSTEMS, INC.

Dated:  May 28, 1997                  By /s/ Leonard S. Yurkovic
                                         -------------------------------------
                                         Leonard S. Yurkovic
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.

Dated:  May 28, 1997              /s/ Edward J. Fahey
                                  ----------------------------------------------
                                  Edward J. Fahey
                                  Chairman of the Board



Dated:  May 28, 1997              /s/ Leonard S. Yurkovic
                                  ----------------------------------------------
                                  Leonard S. Yurkovic
                                  President and Chief Executive Officer



Dated:  May 28, 1997              /s/ Barry V. Mack
                                  ----------------------------------------------
                                  Barry V. Mack
                                  Vice President-Finance, Chief Financial
                                    Officer and Treasurer
                                    (Principal Accounting and Financial Officer)



Dated:  May 28, 1997              /s/ Elmer D. Gates
                                  ----------------------------------------------
                                  Elmer D. Gates
                                  Director



Dated:  May 28, 1997              /s/ L. Jack Bradt
                                  ---------------------------------------------
                                  L. Jack Bradt
                                  Director



Dated:  May 28, 1997              /s/ Michael J. Gausling
                                  ----------------------------------------------
                                  Michael J. Gausling
                                  Director