Form 10-Q
period 1997-06-01
SI HANDLING SYSTEMS INC
filed 1997-07-15
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended June 1, 1997

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                       Yes   X      No
                                                             -----       -----

Number of shares of common stock, par value $1.00 per share, outstanding as of June 1, 1997: 2,469,055.
               ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.    FINANCIAL STATEMENTS
-------    --------------------
SI HANDLING SYSTEMS, INC.
Balance Sheets
     (In Thousands, Except Share Data)

                                                         June          March
Assets                                                  1, 1997       2, 1997
------                                                ---------      ---------
Current assets:
   Cash and cash equivalents, principally
     time deposits                                     $    728         1,852
   Short-term investments                                 1,472         3,741
                                                        -------       -------
       Total cash, cash equivalents, and
         short-term investments                           2,200         5,593
                                                        -------       -------

   Receivables:
     Trade                                                3,786         3,900
     Notes and other receivables                            436           719
                                                        -------       -------
       Total receivables                                  4,222         4,619
                                                        -------       -------

   Costs and estimated earnings in excess
     of billings                                          5,053         1,640

   Inventories:
     Raw materials                                          935           814
     Finished goods and work-in-process                   1,141         1,151
                                                        -------       -------
       Total inventories                                  2,076         1,965
                                                        -------       -------

   Deferred income tax benefits                             372           372
   Prepaid expenses and other current assets                208           173
                                                        -------       -------
       Total current assets                              14,131        14,362
                                                        -------       -------

Property, plant and equipment, at cost:
   Land                                                      27            27
   Buildings and improvements                             3,358         3,358
   Machinery and equipment                                3,792         3,717
                                                        -------       -------
                                                          7,177         7,102
   Less:  accumulated depreciation                        5,888         5,801
                                                        -------       -------
       Net property, plant and equipment                  1,289         1,301
                                                        -------       -------

Deferred income tax benefits                                214           214
Investment in joint venture                                 710           606
Other assets, at cost less accumulated
   amortization of $70 in 1998 and $67
   in 1997                                                   65            64
                                                        -------       -------
       Total assets                                    $ 16,409        16,547
                                                        =======       =======

                 See accompanying notes to financial statements.

-------    --------------------------------
SI HANDLING SYSTEMS, INC.
Balance Sheets
     (In Thousands, Except Share Data)

                                                          June         March
Liabilities and Stockholders' Equity                    1, 1997       2, 1997
------------------------------------                   ---------     ---------
Current liabilities:
   Current installments of long-term debt              $     12           12
   Accounts payable                                       2,415        2,056
   Customers' deposits and billings in excess
     of costs and estimated earnings                      2,516        2,752
   Accrued salaries, wages, and commissions                 649          778
   Income taxes payable                                     538          442
   Accrued royalties payable                                138          427
   Accrued other liabilities                                576          870
                                                        -------      -------

     Total current liabilities                            6,844        7,337
                                                        -------      -------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Mortgages payable                                       31           35
                                                        -------      -------
       Total long-term debt                                  31           35
   Deferred compensation                                    140          132
                                                        -------      -------
       Total long-term liabilities                          171          167
                                                        -------      -------

Stockholders' equity:
   Common stock, $1 par value; authorized
     5,000,000 shares; issued 2,469,055 shares
     in 1998 and 2,460,306 shares in 1997                 2,469        2,460
   Additional paid-in capital                             3,828        3,752
   Retained earnings                                      3,097        2,831
                                                        -------      -------

       Total stockholders' equity                         9,394        9,043
                                                        -------      -------

       Total liabilities and stockholders' equity      $ 16,409       16,547
                                                        =======      =======











                 See accompanying notes to financial statements.

-------    --------------------
SI HANDLING SYSTEMS, INC.
Statements of Operations
     (In Thousands, Except Share And Per Share Data)

                                                           Three Months Ended
                                                         ---------------------
                                                            June        June
                                                          1, 1997     2, 1996
                                                         ---------   ---------
Net sales                                                $  9,542       5,631
Cost of sales                                               7,322       3,941
                                                           ------      ------

Gross profit on sales                                       2,220       1,690
                                                           ------      ------
Selling, general and
   administrative
   expenses                                                 1,487       1,330
Product development
   costs                                                       82          80
Interest expense                                                2           3
Interest income                                           (    67)    (    45)
Equity in income
   of joint venture                                       (   104)    (    30)
Other income, net                                         (    93)    (    64)
                                                           ------      ------
                                                            1,307       1,274
                                                           ------      ------

Earnings before
   income taxes                                               913         416
Income tax expense                                            357          31
                                                           ------      ------

Net earnings                                             $    556         385
                                                           ======      ======

Net earnings per common
   share and common
   share equivalents*                                    $    .22         .16
                                                           ======      ======

Dividends per share                                      $    .10         .10
                                                           ======      ======

* Net earnings per share are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options, which were 2,497,000 and 2,455,000, respectively, at June 1, 1997 and June 2, 1996.

                 See accompanying notes to financial statements.

-------    --------------------------------
SI HANDLING SYSTEMS, INC.
Statements of Cash Flows
     (In Thousands, Except Share Data)

                                                           Three Months Ended
                                                         ----------------------
                                                            June         June
                                                          1, 1997      2, 1996
                                                         ---------    ---------

Cash flows from operating activities:
   Net earnings                                          $    556          385
   Adjustments to reconcile net earnings
     to net cash provided (used)
     by operating activities:
       Depreciation of plant and equipment                     87           79
       Amortization of intangibles                              3            2
       Equity in income of joint venture                  (   104)     (    30)
       Change in operating assets and liabilities:
         Receivables                                          397      ( 1,199)
         Costs and estimated earnings in
           excess of billings                             ( 3,413)     (    55)
         Inventories                                      (   111)          41
         Prepaid expenses and other
           current assets                                 (    35)          11
         Other noncurrent assets                          (     4)           -
         Accounts payable                                     359           66
         Customers' deposits and billings
           in excess of costs and estimated
           earnings                                       (   236)         287
         Accrued salaries, wages, and
           commissions                                    (   129)     (   363)
         Income taxes payable                                  96      (    64)
         Accrued royalties payable                        (   289)     (   349)
         Accrued other liabilities                        (   294)         154
         Deferred compensation                                  8      (     7)
                                                           ------       ------
   Net cash used by operating activities                  ( 3,109)     ( 1,042)
                                                           ------       ------

Cash flows from investing activities:
   Sales of short-term investments                          3,741        1,633
   Purchase of short-term investments                     ( 1,472)           -
   Additions to property, plant and equipment             (    75)     (   104)
                                                           ------       ------
   Net cash provided by investing activities                2,194        1,529
                                                           ------       ------






                 See accompanying notes to financial statements.

-------    --------------------
SI HANDLING SYSTEMS, INC.
Statements of Cash Flows (Continued)
     (In Thousands, Except Share Data)

                                                           Three Months Ended
                                                         ----------------------
                                                            June         June
                                                          1, 1997      2, 1996
                                                         ---------    ---------

Cash flows from financing activities:
   Sale of common shares in connection
     with employee incentive stock
     option plan                                               42            3
   Repayment of long-term debt                            (     4)     (     6)
   Dividends paid on common stock                         (   247)     (   244)
                                                           ------       ------
   Net cash used by financing
     activities                                           (   209)     (   247)
                                                           ------       ------

   Increase (decrease) in cash and
     cash equivalents                                     ( 1,124)         240
   Cash and cash equivalents, beginning
     of period                                              1,852        1,335
                                                           ------       ------
   Cash and cash equivalents, end of
     period                                              $    728        1,575
                                                           ======       ======

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                          $      1            1
                                                           ======       ======
       Income taxes                                      $    261           95
                                                           ======       ======

   Supplemental disclosures of noncash
   financing activities:
     Issuance of 5,650 common shares in
     exchange for 2,523 common shares
     delivered to the Company by officers
     in connection with the employee
     incentive stock option plan                         $     43            -
                                                           ======       ======

     Issuance of 10,603 common shares in
     exchange for 3,865 common shares
     delivered to the Company by officers
     in connection with the employee
     incentive stock option plan                         $      -           30
                                                           ======       ======




                 See accompanying notes to financial statements.

-------    --------------------
SI HANDLING SYSTEMS, INC.
Notes To Financial Statements
Three Months Ended June 1, 1997 and June 2, 1996

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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents decreased to $728,000 during the first three months of fiscal 1998 from $1,852,000 at the end of fiscal 1997. The decrease resulted from cash used by operating activities totaling $3,109,000, repayments of long-term debt of $4,000, purchases of capital equipment of $75,000, and the payment of $247,000 in cash dividends to shareholders. Offsetting the decrease in cash and cash equivalents from these uses were net sales of short-term investments of $2,269,000 and proceeds of $42,000 from the sale of common stock in connection with the employee incentive stock option plan. Funds used by operating activities during the first three months of fiscal 1997 were $1,042,000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

Liquidity And Capital Resources (Continued)
-------------------------------
     The Company has a $5,000,000 committed revolving credit facility which is secured by a lien position on accounts receivable, land, and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during the first three months of fiscal 1998. The term of the original arrangement was for three years with an expiration date of July 31, 1996; however, effective March 1, 1996, the Company's principal bank amended certain covenants to allow the Company greater operating flexibility and extended the expiration date of the revolving credit facility. Currently, the committed revolving credit facility has an expiration date of August 31, 1999. During the first three months of fiscal 1998, the Company did not have any borrowings under the committed revolving credit facility.
     On March 4, 1996, SI/BAKER, INC. ("SI/BAKER") established a $2,500,000 Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the Facility, SI/BAKER's parent companies, SI Handling Systems, Inc. and Automated Prescription Systems, Inc., have each provided a limited guarantee and surety in the amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. As of May 31, 1997, SI/BAKER's related debt outstanding under the Facility was $1,750,000. SI/BAKER intends to satisfy the note and thereby release the parent companies' guarantees during the second quarter of fiscal 1998. The Facility has an expiration date of August 31, 1997.
     The Company anticipates that its financial resources consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements in the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

Results Of Operations
---------------------
Three Months Ended June 1, 1997 versus Three Months Ended June 2,
-----------------------------------------------------------------
1996
----
     The Company's net earnings for the first three months of fiscal 1998 were $556,000 compared to net earnings of $385,000 for the first three months of fiscal 1997.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------
SI HANDLING SYSTEMS, INC.

Results Of Operations
---------------------
Three Months Ended June 1, 1997 versus Three Months Ended June 2,
-----------------------------------------------------------------
1996 (Continued)
----
     Backlog at the end of the first quarter of fiscal 1998 was $32,593,000 with the majority of the backlog pertaining to Switch-Cart and Dispen-SI-matic contracts. During the first quarter of fiscal 1998, the Company was the recipient of orders totalling $11,106,000 with the largest order taken by the Company's Production & Assembly Systems Business Unit. The Defense Logistics Agency of the United States government procured an addition of $6.7 million to the prime mechanization contract it awarded the Company in September, 1996. The contract options were exercised to expand the scope of a material handling and storage system at the Distribution Operations Center of the Defense Distribution Depot located in Red River, Texas. This contract, the largest in the Company's history, totals approximately $23.4 million.
     Net sales of $9,542,000 for the first three months of fiscal 1998 increased 69.5% compared to net sales of $5,631,000 for the first three months of fiscal 1997. The sales increase in the first three months of fiscal 1998 is attributed primarily to a larger backlog of orders entering fiscal 1998 ($31,029,000 versus a $10,488,000 backlog beginning fiscal 1997). The largest increases in sales occurred in the Switch-Cart and Order Selection product lines. The increase in the Switch-Cart product line was primarily attributable to progress made on the contract with the Defense Logistics Agency of the United States government. Also, the increase experienced in the Company's Order Selection product line during the first three months of fiscal 1998 was primarily attributable to a significant amount of progress relating to several large contracts received prior to the start of fiscal 1998. During the first three months of fiscal 1997, the Company's Order Selection product line accounted for a moderate amount of sales revenues. Contributing to the lower backlog at the beginning of fiscal 1997, and hence sales in the first three months of fiscal 1997, were delays by prospective customers, particularly those interested in Order Selection Systems, in signing contracts due to expanding project scope and to merger and acquisition interference.
     Gross profit as a percentage of sales was 23.3% for the first three months of fiscal 1998 compared to 30.0% for the first three months of fiscal 1997. The decrease in the gross profit percentage for the first three months of fiscal 1998 was primarily attributable to (i) a higher content in contracts currently in progress of ancillary products wherein margins are lower than contracts containing a high degree of proprietary products and (ii) a contract containing new product requiring greater than expected complex systems integration services. The attainment of the elevated gross profit percentage during the first three months of fiscal 1997 was primarily attributable to the favorable performance on several contracts initiated in prior fiscal years that

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------
SI HANDLING SYSTEMS, INC.

Results Of Operations
---------------------
Three Months Ended June 1, 1997 versus Three Months Ended June 2,
-----------------------------------------------------------------
1996 (Continued)
----
were completed during the first three months of fiscal 1997 as well as to a higher content in contracts then in progress of proprietary product wherein margins are higher than contracts containing a high degree of ancillary products.
     Selling, general, and administrative expenses of $1,487,000 were higher by $157,000 in the first three months of fiscal 1998 than in the comparable fiscal 1997 period. The increase in selling, general, and administrative expenses is attributable to inflationary trends and to the Company's incentive-based compensation plan which provides for gain sharing as a means of promoting performance excellence.
     Product development costs for the first three months of fiscal 1998 were relatively the same as costs for the comparable fiscal 1997 period. Development programs in the first three months of fiscal 1998 included efforts directed at improvements across various product lines, and to efforts associated with the introduction of the Henke light-duty overhead transportation product, for which the Company is in the process of becoming an exclusive North American distributor. Development programs in the first three months of fiscal 1997 included enhancements to the Company's product controls and features and improvements to the Sortation and Order Selection product lines, with particular emphasis aimed at Dispen-SI-matic and Pick-to-Light Systems.
     Interest income of $67,000 was higher by $22,000 in the first three months of fiscal 1998 than in the comparable fiscal 1997 period. The increase in interest income is primarily attributable to the higher level of funds available for short-term investments during the first three months of fiscal 1998.
     Equity in income of joint venture represented the Company's proportionate share of its investment in SI/BAKER, INC. which is being accounted for under the equity method. The favorable variance for the first three months of fiscal 1998 in the equity in income of joint venture was attributable to SI/BAKER's growth in revenues, as compared to the comparable fiscal 1997 quarter, as well as to reductions in product development costs and selling, general, and administrative expenses. SI/BAKER's fiscal 1997 comparable period product development costs were associated with the BK2000 automated pharmacy system product line, while selling, general, and administrative expenses were impacted unfavorably by legal costs associated with the since settled patent infringement litigation. Partially offsetting the favorable variance was increased revenue based royalty costs due to the parent companies.
     The favorable variance in other income, net, is primarily attributable to an increase in royalty income related to the SI/BAKER, INC. joint venture and

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------
SI HANDLING SYSTEMS, INC.

Results Of Operations
---------------------
Three  Months  Ended  June 1, 1997  versus  Three  Months  Ended June 2,
------------------------------------------------------------------------
1996 (Continued)
----
an increase in purchase discounts earned by the Company due to increased purchasing requirements.
     The Company incurred income tax expense of $357,000 during the first three months of fiscal 1998 compared to income tax expense of $31,000 in the comparable fiscal 1997 period. Income tax expense for the first three months of fiscal 1998 was recorded at the statutory federal and state tax rates expected to apply for the current fiscal year. Income tax expense for the first three months of fiscal 1997 was less than the statutory rate of 34% due to the recognition of previously unrecognized deferred tax assets which are anticipated to be realizable due to the current and projected profitability of the Company.



                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------    --------------------------------

     (a) Exhibit 27 - Financial Data Schedule

     (b) During the quarter ended June 1, 1997, no report on Form 8-K was filed.

SI HANDLING SYSTEMS, INC.







                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SI HANDLING SYSTEMS, INC.

                                                     /s/ Barry V. Mack

                                                     Barry V. Mack
                                                     Vice President - Finance

Dated:        July 15, 1997
       ---------------------------

                                                                     SCHEDULE A









                                 SI/BAKER, INC.

                              FINANCIAL STATEMENTS
                                  MAY 31, 1997

SI/BAKER, INC.
Balance Sheets
May 31, 1997 and February 28, 1997
  (In Thousands, Except Share Data)


                                                          May          February
                                                       31, 1997        28, 1997
                                                      ---------        --------
Assets
------
Current assets:
   Cash and cash equivalents, principally
     time deposits                                    $    418             484

Receivables:
   Trade                                                 3,489           1,618
   Other receivables                                        --             122
                                                        ------          ------
     Total receivables                                   3,489           1,740
                                                        ------          ------

   Costs and estimated earnings in
     excess of billings                                  5,751           4,111
   Inventories                                              44              36
   Deferred income tax benefits                            367             367
   Prepaid expenses and other current
     assets                                                 90              87
                                                        ------          ------

       Total current assets                             10,159           6,825
                                                        ------          ------

   Machinery and equipment, at cost                        114             106
     Less:  accumulated depreciation                        46              41
                                                        ------          ------
   Net machinery and equipment                              68              65
                                                        ------          ------

   Equipment leased to customer                            487             487
   Less:  accumulated depreciation                         157             127
                                                        ------          ------
     Net equipment leased to customer                      330             360
                                                        ------          ------

   Deferred income tax benefits                              6               6
                                                        ------          ------

       Total assets                                   $ 10,563           7,256
                                                       =======          ======

SI/BAKER, INC.
Balance Sheets
May 31, 1997 and February 28, 1997
  (In Thousands, Except Share Data)

                                                          May          February
                                                       31, 1997        28, 1997
                                                      ---------        --------
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Note payable to bank                               $  1,750           1,750
   Accounts payable:
     Trade                                               2,647           1,920
     Affiliated companies                                    2             356
                                                        ------          ------
       Total accounts payable                            2,649           2,276
                                                        ------          ------

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                            3,159             779
   Accrued salaries, wages, and
   commissions                                            253              307
   Income taxes payable                                    107               -
   Accrued royalties payable                               336             319
   Accrued product warranties                              553             463
   Accrued other liabilities                               337             151
                                                        ------          ------
       Total current liabilities                         9,144           6,045
                                                        ------          ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                         -               -
   Additional paid-in capital                              200             200
   Retained earnings                                     1,219           1,011
                                                        ------          ------
       Total stockholders' equity                        1,419           1,211
                                                        ------          ------

       Total liabilities and stockholders'
         equity                                       $ 10,563           7,256
                                                        ======          ======

SI/BAKER, INC.
Statements of Operations
Three Months Ended May 31, 1997 and 1996
  (In Thousands)

                                                          Three Months Ended
                                                      -------------------------
                                                         May              May
                                                       31, 1997        31, 1996
                                                      ---------       ---------
Net sales                                             $  4,704           3,670
Cost of sales                                            3,896           2,969
                                                        ------          ------

Gross profit on sales                                      808             701
                                                        ------          ------

Selling, general and
administrative

   expenses                                                261             314
Product development
   costs                                                     3             136
Royalty expense to
   parent companies                                        188             147
Interest income                                        (     7)        (     6)
Interest expense                                            33               7
Other expense
   (income), net                                       (    20)              3
                                                        ------          ------
                                                           458             601
                                                        ------          ------

Earnings before
   income taxes                                            350             100
Income tax expense                                         142              40
                                                        ------          ------

Net earnings                                          $    208              60
                                                        ======          ======

SI/BAKER, INC.
Statements of Cash Flows
Three Months Ended May 31, 1997 and 1996
  (In Thousands)

                                                          Three Months Ended
                                                      -------------------------
                                                         May              May
                                                       31, 1997        31, 1996
                                                      ---------       ---------
Cash flow from operating activities:
   Net earnings                                       $    208             60
   Adjustments to reconcile net earnings
     to net cash provided (used) by
     operating activities:
       Depreciation of machinery and
         equipment and leased equipment                     35              4
       Changes in operating assets and
         liabilities:
           Receivables                                 ( 1,749)       ( 2,910)
           Costs and estimated earnings
              in excess of billings                    ( 1,640)         1,060
           Inventories                                 (     8)       (    31)
           Prepaid expenses and other
              current assets                           (     3)       (    29)
           Accounts payable                                373        (   352)
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                     2,380            222
           Accrued salaries, wages, and
              commissions                              (    54)       (   135)
           Income taxes payable                            107        (   142)
           Accrued royalties payable                        17             13
           Accrued product warranties                       90              -
           Accrued other liabilities                       186            167
                                                        ------         ------
Net cash used by operating
   activities                                          (    58)       ( 2,073)
                                                        ------         ------

Cash flows used in investing activities:
   Additions to machinery and equipment                (     8)       (     9)
   Equipment leased to customer                              -        (     9)
                                                        ------         ------
     Net cash used by investing activities             (     8)       (    18)
                                                        ------         ------

Cash flows provided by financing activities:
   Increase in note payable to bank                          -          2,000
                                                        ------         ------

Decrease in cash and cash equivalents                  (    66)       (    91)
Cash and cash equivalents,
   beginning of period                                     484            327
                                                        ------         ------
Cash and cash equivalents, end of period              $    418            236
                                                        ======         ======

SI/BAKER, INC.
Statements of Cash Flows (Continued)
Three Months Ended May 31, 1997 and 1996
  (In Thousands)

                                                          Three Months Ended
                                                      -------------------------
                                                         May              May
                                                       31, 1997        31, 1996
                                                      ---------       ---------


Supplemental disclosure of cash flow
 information:
     Cash paid during the period for:
       Income taxes                                   $     37             182
                                                        ======          ======
       Interest                                       $     30               -
                                                        ======          ======