Form 10-Q
period 1997-08-31
SI HANDLING SYSTEMS INC
filed 1997-10-15
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For The Quarterly Period Ended August 31, 1997

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

Number of shares of common stock, par value $1.00 per share, outstanding as of August 31, 1997: 2,474,514.
                        ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements
------    --------------------
SI Handling Systems, Inc.
Balance Sheets
     (In Thousands, Except Share Data)

                                                           August       March
Assets                                                    31, 1997     2, 1997
------                                                  -----------   ---------
Current assets:
   Cash and cash equivalents, principally
     time deposits                                        $  1,264        1,852
   Short-term investments                                        -        3,741
                                                            ------       ------
       Total cash, cash equivalents, and
         short-term investments                              1,264        5,593
                                                            ------       ------

   Receivables:
     Trade                                                   6,405        3,900
     Notes and other receivables                               196          719
                                                            ------       ------
       Total receivables                                     6,601        4,619
                                                            ------       ------

   Costs and estimated earnings in excess
     of billings                                             5,362        1,640

   Inventories:
     Raw materials                                             694          814
     Finished goods and work-in-process                      1,350        1,151
                                                            ------       ------
       Total inventories                                     2,044        1,965
                                                            ------       ------

   Deferred income tax benefits                                372          372
   Prepaid expenses and other current assets                   242          173
                                                            ------       ------
       Total current assets                                 15,885       14,362
                                                            ------       ------

Property, plant and equipment, at cost:
   Land                                                         27           27
   Buildings and improvements                                3,358        3,358
   Machinery and equipment                                   4,015        3,717
                                                            ------       ------
                                                             7,400        7,102
   Less:  accumulated depreciation                           5,974        5,801
                                                            ------       ------
       Net property, plant and equipment                     1,426        1,301
                                                            ------       ------

Deferred income tax benefits                                   214          214
Investment in joint venture                                    887          606
Other assets, at cost less accumulated
   amortization of $72 in 1998 and $67
   in 1997                                                      64           64
                                                            ------       ------
       Total assets                                        $18,476       16,547
                                                            ======       ======

                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Balance Sheets
     (In Thousands, Except Share Data)

                                                            August       March
Liabilities and Stockholders' Equity                       31, 1997     2, 1997
------------------------------------                      ----------   ---------
Current liabilities:
   Current installments of long-term debt                  $    12          12
   Accounts payable                                          2,752       2,056
   Customers' deposits and billings in excess
     of costs and estimated earnings                         2,726       2,752
   Accrued salaries, wages, and commissions                    909         778
   Income taxes payable                                        934         442
   Accrued royalties payable                                   209         427
   Accrued other liabilities                                   726         870
                                                            ------      ------

     Total current liabilities                               8,268       7,337
                                                            ------      ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Mortgages payable                                          27          35
                                                            ------      ------
       Total long-term debt                                     27          35
   Deferred compensation                                       142         132
                                                            ------      ------
       Total long-term liabilities                             169         167
                                                            ------      ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued 2,474,514
     shares in 1998 and 2,460,306 shares
     in 1997                                                 2,475       2,460
   Additional paid-in capital                                3,883       3,752
   Retained earnings                                         3,681       2,831
                                                            ------      ------

       Total stockholders' equity                           10,039       9,043
                                                            ------      ------

       Total liabilities and stockholders' equity          $18,476      16,547
                                                            ======      ======









                 See accompanying notes to financial statements.

------        --------------------
SI Handling Systems, Inc.
Statements of Operations
     (In Thousands, Except Share And Per Share Data)


                                  Three Months Ended         Six Months Ended
                                ----------------------     --------------------
                                 August      September      August    September
                                31, 1997      1, 1996      31, 1997    1, 1996
                                --------     ---------     --------   ---------
Net sales                       $ 10,407        5,422       19,949       11,053
Cost of sales                      8,147        3,900       15,469        7,841
                                  ------       ------       ------       ------

Gross profit on sales              2,260        1,522        4,480        3,212
                                  ------       ------       ------       ------

Selling, general and
   administrative
   expenses                        1,585        1,268        3,072        2,598
Product development
   costs                              26           26          108          106
Interest expense                       3            2            5            5
Interest income                      (25)         (50)         (92)         (95)
Equity in income of
   joint venture                    (177)         (47)        (281)         (77)
Other income, net                   (185)         (37)        (278)        (101)
                                  ------       ------       ------       ------
                                   1,227        1,162        2,534        2,436
                                  ------       ------       ------       ------

Earnings before
   income taxes                    1,033          360        1,946          776
Income tax expense                   404           27          761           58
                                  ------       ------       ------       ------

Net earnings                    $    629          333        1,185          718
                                  ======       ======       ======       ======

Net earnings per common
   share and common
   share equivalents*           $    .25          .13          .47          .29
                                  ======       ======       ======       ======

Dividends per share             $      -            -          .10          .10
                                ========     ========       ======       ======

* Net earnings per share are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options, which were 2,498,000 and 2,459,000 at August 31, 1997 and September 1, 1996,
  respectively.






                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Statements of Cash Flows
     (In Thousands, Except Share Data)

                                                             Six Months Ended
                                                          ----------------------
                                                           August      September
                                                          31, 1997      1, 1996
                                                          --------     ---------
Cash flows from operating activities:
   Net earnings                                            $ 1,185          718
   Adjustments to reconcile net earnings
     to net cash provided (used)
     by operating activities:
       Depreciation of plant and equipment                     173          159
       Amortization of intangibles                               5            5
       Equity in income of joint venture                      (281)         (77)
       Change in operating assets and liabilities:
         Receivables                                        (1,982)        (721)
         Costs and estimated earnings in
           excess of billings                               (3,722)       1,006
         Inventories                                           (79)         (41)
         Deferred income tax benefits                            -           15
         Prepaid expenses and other
           current assets                                      (69)          (7)
         Other noncurrent assets                                (5)           2
         Accounts payable                                      696         (156)
         Customers' deposits and billings
           in excess of costs and estimated
           earnings                                            (26)         516
         Accrued salaries, wages, and
           commissions                                         131         (270)
         Income taxes payable                                  492            4
         Accrued royalties payable                            (218)        (266)
         Accrued other liabilities                            (144)         155
         Deferred compensation                                  10            -
                                                            ------       ------
   Net cash provided (used) by
     operating activities                                   (3,834)       1,042
                                                            ------       ------

Cash flows from investing activities:
   Sales of short-term investments                           5,213        1,914
   Purchase of short-term investments                       (1,472)           -
   Additions to property, plant and equipment                 (298)        (163)
                                                            ------       ------
   Net cash provided by investing activities                 3,443        1,751
                                                            ------       ------



                 See accompanying notes to financial statements.

------     --------------------
SI Handling Systems, Inc.
Statements of Cash Flows (Continued)
     (In Thousands, Except Share Data)

                                                           Six Months Ended
                                                       -------------------------
                                                        August         September
                                                       31, 1997         1, 1996
                                                       --------        ---------
Cash flows from financing activities:
   Sale of common shares in connection
     with employee incentive stock
     option plan                                            58               12
   Repayment of long-term debt                             ( 8)             (11)
   Dividends paid on common stock                         (247)            (244)
                                                        ------           ------
   Net cash used by financing
     activities                                           (197)            (243)
                                                        ------           ------

   Increase (decrease) in cash and
     cash equivalents                                     (588)           2,550
   Cash and cash equivalents, beginning
     of period                                           1,852            1,335
                                                        ------           ------
   Cash and cash equivalents, end of
     period                                           $  1,264            3,885
                                                        ======           ======

   Supplemental disclosures of cash flow
   information:
     Cash paid during the period for:
       Interest                                       $      2                2
                                                        ======           ======
       Income taxes                                   $    269               39
                                                        ======           ======

   Supplemental disclosures of noncash
   financing activities:
     Issuance of 12,150 common shares
     in exchange for 5,376 common shares
     delivered to the Company by officers
     in connection with the employee
     incentive stock option plan                      $     88                -
                                                        ======           ======

     Issuance of 10,603 common shares in
     exchange for 3,865 common shares
     delivered to the Company by officers
     in connection with the employee
     incentive stock option plan                      $      -               30
                                                        ======           ======



                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Notes To Financial Statements
Six Months Ended August 31, 1997 and September 1, 1996

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


Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents decreased to $1,264,000 during the first six months of fiscal 1998 from $1,852,000 at the end of fiscal 1997. The decrease resulted from cash used by operating activities totaling $3,834,000, repayments of long-term debt of $8,000, purchases of capital equipment of $298,000, and the payment of $247,000 in cash dividends to shareholders. Offsetting the decrease in cash and cash equivalents from these uses were net sales of short-term investments of $3,741,000 and proceeds of $58,000 from the sale of common stock in connection with the employee incentive stock option plan. Funds provided by operating activities during the first six months of fiscal 1997 were $1,042,000.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Liquidity And Capital Resources (Continued)
-------------------------------
     The Company has a $5,000,000 committed revolving credit facility which is secured by a lien position on accounts receivable, land, and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during the first six months of fiscal 1998. Currently, the committed revolving credit facility has an expiration date of August 31, 1999. During the first six months of fiscal 1998, the Company did not have any borrowings under the committed revolving credit facility.
     On March 4, 1996, SI/BAKER established a $2,500,000 Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the Facility, SI/BAKER's parent companies, SI Handling Systems, Inc. and Automated Prescription Systems, Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. As of August 31, 1997, SI/BAKER did not have any debt outstanding under the Facility. The Facility has an expiration date of October 31, 1997.
     On October 14, 1997, the Board of Directors of the Company declared a three-for-two stock split to be distributed on November 10, 1997 to the shareholders of record on October 27, 1997. The purpose of the stock split was to increase the number of outstanding shares and broaden ownership and availability of the Company's common stock.
     The Company anticipates that its financial resources consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements in the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

Results Of Operations
---------------------
(a)  Six Months Ended August 31, 1997 versus Six Months Ended
     --------------------------------------------------------
     September 1, 1996
     -----------------
     The Company's net earnings for the first six months of fiscal 1998 were $1,185,000 compared to net earnings of $718,000 for the first six months of fiscal 1997.
     Backlog at the end of the first half of fiscal 1998 was $31,078,000 with the majority of the backlog pertaining to Switch-Cart and Dispen-SI-matic contracts. During the first half of fiscal 1998, the Company was the recipient

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------
SI Handling Systems, Inc.

(a)  Six Months Ended August 31, 1997 versus Six Months Ended
     --------------------------------------------------------
     September 1, 1996 (Continued)
     -----------------
of orders totaling approximately $20 million with the largest order taken by the Company's Production & Assembly Systems Business Unit. The Defense Logistics Agency of the United States government procured an addition of $6.7 million to the prime mechanization contract it awarded the Company in September 1996. The contract options were exercised to expand the scope of the material handling and storage system at the Distribution Operations Center of the Defense Distribution Depot located in Red River, Texas. The contract is the largest in the Company's history and totals approximately $23.4 million.
     Net sales of $19,949,000 for the first six months of fiscal 1998 increased 80.5% compared to net sales of $11,053,000 for the first six months of fiscal 1997. The sales increase in the first six months of fiscal 1998 is attributed primarily to a larger backlog of orders entering fiscal 1998 ($31,029,000 versus a $10,488,000 backlog beginning fiscal 1997). The largest increases in sales occurred in the Switch-Cart and Order Selection product lines. The increase in the Switch-Cart product line was primarily attributable to progress made on the contract with the Defense Logistics Agency of the United States government. The increase experienced in the Company's Order Selection product line during the first six months of fiscal 1998 was primarily attributable to a significant amount of progress relating to several large contracts received prior to the start of fiscal 1998. Contributing to the lower backlog at the beginning of fiscal 1997, and hence sales in the first six months of fiscal 1997, were delays by prospective customers, particularly those interested in Order Selection Systems, in signing contracts due to expanding project scope and to merger and acquisition interference occurring in a targeted market.
     Gross profit as a percentage of sales was 22.5% for the first six months of fiscal 1998 compared to 29.1% for the first six months of fiscal 1997. The decrease in the gross profit percentage for the first six months of fiscal 1998 was primarily attributable to a higher content in contracts currently in progress of ancillary products with lower margins than contracts containing a high degree of proprietary products. The attainment of the elevated gross profit percentage during the first six months of fiscal 1997 was primarily attributable to the favorable performance on several contracts initiated in prior fiscal years that were completed during the first six months of fiscal 1997 as well as to a higher content in contracts then in progress of proprietary product.
     Selling, general, and administrative expenses of $3,072,000 were higher by $474,000 in the first six months of fiscal 1998 than in the comparable fiscal 1997 period. The increase in selling, general, and administrative expenses is attributable to inflationary trends and to higher charges for those

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------
SI Handling Systems, Inc.

(a)  Six Months Ended August 31, 1997 versus Six Months Ended
     --------------------------------------------------------
     September 1, 1996 (Continued)
     -----------------
expenses based on revenue and profit performance, including expenses related to the Company's incentive-based compensation plan which provides for gain sharing as a means of promoting performance excellence.
     Product development costs for the first six months of fiscal 1998 were relatively the same as costs for the comparable fiscal 1997 period. Development programs in the first six months of fiscal 1998 included efforts directed at improvements across various product lines, and to efforts associated with the introduction of the Henke light-duty overhead transportation product, for which the Company is in the process of becoming an exclusive North American distributor. Development programs in the first six months of fiscal 1997 included enhancements to the Company's product controls and features and improvements to the Sortation and Order Selection product lines, with particular emphasis aimed at Dispen-SI-matic and Pick-to-Light Systems.
     Interest income of $92,000 was lower by $3,000 in the first six months of fiscal 1998 than in the comparable fiscal 1997 period. The decrease in interest income is primarily attributable to the lower level of funds available for short-term investments during the first six months of fiscal 1998.
     Equity in income of joint venture  represented the Company's  proportionate share of its investment in SI/BAKER, which is being accounted for under the equity method. The favorable variance for the first six months of fiscal 1998 in the equity in income of joint venture was attributable to SI/BAKER's growth in revenues, as compared to the comparable fiscal 1997 period, as well as to reductions in product development costs and selling, general, and administrative expenses. The substantial increase in revenues is primarily attributable to SI/BAKER's larger backlog of orders entering fiscal 1998 and customer requirements for job completion during the early part of the third quarter of fiscal 1998. Based upon SI/BAKER's current backlog position and the pace, size, and timing of potential new orders expected to be received during the remainder of the current fiscal year, the company believes that the rate of revenue recognition for the second half of fiscal 1998 may decrease. SI/BAKER's fiscal 1997 comparable period product development costs were associated with the BK2000 automated pharmacy system product line, while selling, general, and administrative expenses were impacted unfavorably by legal costs associated with the since settled patent infringement litigation. Partially offsetting the favorable variance was increased revenue based royalty costs due to the parent companies and an increase in interest expense related to bank borrowings to fund short-term working capital requirements.
     The favorable variance in other income, net, is primarily attributable to an increase in royalty income related to the SI/BAKER joint venture, income

Item 2.       Management's Discussion and Analysis of Financial
-------       -------------------------------------------------
              Condition and Results of Operations
              -----------------------------------
SI Handling Systems, Inc.

(a)  Six Months Ended August 31, 1997 versus Six Months Ended
     --------------------------------------------------------
     September 1, 1996 (Continued)
     -----------------
from foreign exchange transactions, and an increase in purchase discounts earned by the Company due to increased purchasing requirements. In addition, the second quarter of fiscal 1997 contained a charge in connection with the write-off of the balance of a customer receivable due to its filing for bankruptcy protection.
     The Company incurred income tax expense of $761,000 during the first six months of fiscal 1998 compared to income tax expense of $58,000 in the comparable fiscal 1997 period. Income tax expense for the first six months of fiscal 1998 was recorded at the statutory federal and state tax rates expected to apply for the current fiscal year. Income tax expense for the first six months of fiscal 1997 was less than statutory rates due to the recognition of previously unrecognized deferred tax assets which are anticipated to be realizable due to the current and projected profitability of the Company.

(b)  Three Months Ended August 31, 1997 versus Three Months
     ------------------------------------------------------
     Ended September 1, 1996
     -----------------------
     Changes in the second quarter of the current fiscal year compared to prior year were consistent with those previously noted above for the six month-period.

Cautionary Statement
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). Among other things, they regard the Company's earnings, liquidity, financial condition, and certain operational matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will likely," "are expected to," "continues," "projects" and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. Actual results may differ materially: (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports;
(2) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth competition, and certain cost increases; or (3) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

SI Handling Systems, Inc.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------
     The Company's Annual Meeting of Shareholders was held on July 16, 1997 with the following items being submitted to a vote by shareholders:

     1.  The election of five directors.
     2. The approval of the amendment to the Company's Articles to increase the amount of the Company's authorized Common Stock, par value, $1.00 per share, from 5,000,000 to 20,000,000 shares.
     3. The approval of the 1997 Equity Compensation Plan.

     Details of the proposals noted above were provided to shareholders in the form of a Notice of Annual Meeting and Proxy Statement dated June 13, 1997 and mailed on June 17, 1997, with such solicitation being in accordance with Regulation 14 of the Securities and Exchange Act of 1934.
     There was no solicitation in opposition to the management's nominees listed in the Proxy Statement, and all management's nominees were elected.
     Furthermore, Proposal Number 2 for the approval of the amendment to the Company's Articles to increase the amount of the Company's authorized Common Stock, par value, $1.00 per share, from 5,000,000 to 20,000,000 shares and Proposal Number 3 for the approval of the 1997 Equity Compensation Plan were duly approved by the shareholders.
     The voting results on the three matters noted above are set forth as follows:

     1.  Election of Directors:

         Name of Nominee        Votes For     Votes Withheld       Non-Voting
         ---------------        ---------     --------------       ----------
         L. Jack Bradt          2,059,099          17,154            389,425
         Edward J. Fahey        2,059,728          16,525            389,425
         Elmer D. Gates         1,952,982         123,271            389,425
         Michael J. Gausling    1,952,982         123,271            389,425
         Leonard S. Yurkovic    2,059,728          16,525            389,425

     2. Approval of the amendment to the Company's Articles to increase the amount of the Company's authorized Common Stock, par value, $1.00 per share, from 5,000,000 to 20,000,000 shares:

         Votes For      Votes Against         Abstentions          Non-Voting
         ---------      -------------         -----------          ----------
         1,685,445         381,510               9,298               389,425

     3. Approval of the 1997 Equity Compensation Plan:

         Votes For      Votes Against         Abstentions          Non-Voting
         ---------      -------------         -----------          ----------
         1,292,994         233,886               9,597              929,201

SI Handling Systems, Inc.


                    PART II - OTHER INFORMATION (Continued)
                    ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a)  Exhibit 3.1 - Amended and Restated Articles of SI Handling
          Systems, Inc.

          Exhibit 10.4 - 1992 Incentive Stock Option Plan, Amended and Restated, Effective as of July 16, 1997.

          Exhibit 27 - Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended August 31, 1997.

SI Handling Systems, Inc.





                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SI HANDLING SYSTEMS, INC.

                                             /s/ Barry V. Mack

                                             Barry V. Mack
                                             Vice President - Finance

Dated:     October 15, 1997
           ----------------

                                                                     Schedule A
                                                                     ----------











                                 SI/BAKER, INC.

                              Financial Statements
                                 August 31, 1997

SI/BAKER, INC.
Balance Sheets
August 31, 1997 and February 28, 1997
  (In Thousands, Except Share Data)

                                                            August    February
                                                           31, 1997   28, 1997
                                                          ---------   --------
Assets
Current assets:
   Cash and cash equivalents, principally
     time deposits                                        $    658         484

Receivables:
   Trade                                                     1,740       1,618
   Other receivables                                             -         122
                                                            ------      ------
     Total receivables                                       1,740       1,740
                                                            ------       ------

   Costs and estimated earnings in
     excess of billings                                      4,768       4,111
   Inventories                                                  13          36
   Deferred income tax benefits                                367         367
   Prepaid expenses and other current
     assets                                                     69          87
                                                            ------      ------

       Total current assets                                  7,615       6,825
                                                            ------      ------

   Machinery and equipment, at cost                            121         106
     Less:  accumulated depreciation                            51          41
                                                            ------      ------
   Net machinery and equipment                                  70          65
                                                            ------      ------

   Equipment leased to customer                                487         487
   Less:  accumulated depreciation                             188         127
                                                            ------      ------
     Net equipment leased to customer                          299         360
                                                            ------      ------
  Deferred income tax benefits                                   6           6
                                                            ------      ------

       Total assets                                        $ 7,990       7,256
                                                            ======      ======

SI/BAKER, INC.
Balance Sheets
August 31, 1997 and February 28, 1997
  (In Thousands, Except Share Data)


                                                            August    February
                                                           31, 1997   28, 1997
                                                          ---------   --------
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Note payable to bank                                   $      -      1,750
   Accounts payable:
     Trade                                                   2,991      1,920
     Affiliated companies                                        8        356
                                                            ------     ------
       Total accounts payable                                2,999      2,276
                                                            ------     ------

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                                1,828        779
   Accrued salaries, wages, and
     commissions                                               280        307
   Income taxes payable                                         45          -
   Accrued royalties payable                                   616        319
   Accrued product warranties                                  409        463
   Accrued other liabilities                                    39        151
                                                            ------     ------
       Total current liabilities                             6,216      6,045
                                                            ------     ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                             -          -
   Additional paid-in capital                                  200        200
   Retained earnings                                         1,574      1,011
                                                            ------     ------
       Total stockholders' equity                            1,774      1,211
                                                            ------     ------

       Total liabilities and stockholders'
         equity                                           $  7,990      7,256
                                                            ======     ======

SI/BAKER, INC.
Statements of Operations
Six Months Ended August 31, 1997 and 1996
  (In Thousands)

                                     Three Months Ended       Six Months Ended
                                   ---------------------    --------------------
                                    August       August      August      August
                                   31, 1997     31, 1996    31, 1997    31, 1996
                                   --------     --------    --------    --------
Net sales                          $  8,019       3,457      12,723       7,127
Cost of sales                         6,818       2,872      10,714       5,841
                                     ------      ------      ------      ------

Gross profit on sales                 1,201         585       2,009       1,286
                                     ------      ------      ------      ------

Selling, general and
   administrative
   expenses                             265         290         526         604
Product development
   costs                                  -          14           3         150
Royalty expense
   to parent companies                  323         126         511         273
Interest income                          (8)         (5)        (15)        (11)
Interest expense                         27           1          60           8
Other expense
   (income), net                         (6)         (1)        (26)          2
                                     ------      ------      ------      ------
                                        601         425       1,059       1,026
                                     ------      ------      ------      ------

Earnings before
   income taxes                         600         160         950         260
Income tax expense                      245          65         387         105
                                     ------      ------      ------      ------

Net earnings                       $    355          95         563         155
                                     ======      ======      ======      ======

SI/BAKER, INC.
Statements of Cash Flows
Six Months Ended August 31, 1997 and 1996
  (In Thousands)

                                                           Six Months Ended
                                                        ----------------------
                                                          August       August
                                                         31, 1997     31, 1996
                                                        ---------     --------
Cash flow from operating activities:
   Net earnings                                         $    563          155
   Adjustments to reconcile net earnings
     to net cash provided (used) by
     operating activities:
       Depreciation of machinery and
         equipment and leased equipment                       71           75
       Changes in operating assets and
         liabilities:
           Receivables                                         -          (33)
           Costs and estimated earnings
              in excess of billings                         (657)       2,160
           Inventories                                        23         (105)
           Prepaid income taxes                                -         (157)
           Prepaid expenses and other
              current assets                                  18         (119)
           Accounts payable                                  723       (1,056)
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                       1,049        1,362
           Accrued salaries, wages, and
              commissions                                    (27)           1
           Income taxes payable                               45         (194)
           Accrued royalties payable                         297            4
           Accrued product warranties                        (54)           -
           Accrued other liabilities                        (112)         269
                                                          ------       ------
Net cash provided by operating
   activities                                              1,939        2,362
                                                          ------       ------

Cash flows used in investing activities:
   Additions to machinery and equipment                      (15)         (22)
   Equipment leased to customer                                -           (9)
                                                           ------      ------
     Net cash used by investing activities                   (15)         (31)
                                                           ------      ------

Cash flows used by financing activities:
   Repayment of note payable to bank                      (1,750)           -
                                                          -------      ------

SI/BAKER, INC.
Statements of Cash Flows (Continued)
Six Months Ended August 31, 1997 and 1996
  (In Thousands)

                                                           Six Months Ended
                                                        ----------------------
                                                          August       August
                                                         31, 1997     31, 1996
                                                        ---------     --------
Increase in cash and cash equivalents                        174        2,331
Cash and cash equivalents,
   beginning of period                                       484          327
                                                          ------       ------
Cash and cash equivalents, end of period                $    658        2,658
                                                          ======       ======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Income taxes                                     $    342          457
                                                          ======       ======
       Interest                                         $     64            8
                                                          ======       ======

                            SI HANDLING SYSTEMS, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX
                                  -------------



Exhibit No.
----------

3.1        Amended and Restated Articles of SI Handling Systems, Inc.

10.4 SI Handling Systems, Inc. 1992 Incentive Stock Option Plan, Amended and Restated, Effective as of July 16, 1997.

27         Financial Data Schedule.