Form 10-Q
period 1997-11-30
SI HANDLING SYSTEMS INC
filed 1998-01-14
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended November 30, 1997

                           Commission File No. 0-3362



                            SI HANDLING SYSTEMS, INC.
             (Exact Name Of Registrant As Specified In Its Charter)



                Pennsylvania                                     22-1643428
      (State Or Other Jurisdiction Of                         (I.R.S. Employer
       Incorporation Or Organization)                        Identification No.)



        600 Kuebler Road, Easton, PA                                18040
   (Address Of Principal Executive Offices)                       (Zip Code)



Registrant's Telephone Number, Including Area Code:              610-252-7321



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes  X     No
                                                                ---       ---


Number of shares of common stock, par value $1.00 per share, outstanding as of November 30, 1997: 3,711,826.
                   ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements
------    --------------------
SI Handling Systems, Inc.
Balance Sheets
     (In Thousands, Except Share Data)

                                                           November      March
Assets                                                     30, 1997     2, 1997
------                                                    ---------    --------
Current assets:
   Cash and cash equivalents, principally
     time deposits                                        $  2,659       1,852
   Short-term investments                                     --         3,741
                                                            ------      ------
       Total cash, cash equivalents, and
         short-term investments                              2,659       5,593
                                                            ------      ------

   Receivables:
     Trade                                                   3,146       3,900
     Notes and other receivables                               156         719
                                                            ------      ------
       Total receivables                                     3,302       4,619
                                                            ------      ------

   Costs and estimated earnings in excess
     of billings                                             7,462       1,640

   Inventories:
     Raw materials                                             825         814
     Finished goods and work-in-process                      1,551       1,151
                                                            ------      ------
       Total inventories                                     2,376       1,965
                                                            ------      ------

   Deferred income tax benefits                                372         372
   Prepaid expenses and other current assets                   308         173
                                                            ------      ------
       Total current assets                                 16,479      14,362
                                                            ------      ------

Property, plant and equipment, at cost:
   Land                                                         27          27
   Buildings and improvements                                3,358       3,358
   Machinery and equipment                                   4,166       3,717
                                                            ------      ------
                                                             7,551       7,102
   Less:  accumulated depreciation                           6,060       5,801
                                                            ------      ------
       Net property, plant and equipment                     1,491       1,301
                                                            ------      ------

Deferred income tax benefits                                   214         214
Investment in joint venture                                    920         606
Other assets, at cost less accumulated
   amortization of $75 in 1998 and $67
   in 1997                                                      60          64
                                                            ------      ------
       Total assets                                       $ 19,164      16,547
                                                            ======      ======

               See accompanying notes to financial statements

------    --------------------
SI Handling Systems, Inc.
Balance Sheets
     (In Thousands, Except Share Data)

                                                          November       March
Liabilities and Stockholders' Equity                      30, 1997      2, 1997
------------------------------------                      ---------    --------
Current liabilities:
   Current installments of long-term debt                 $     12          12
   Accounts payable                                          3,351       2,056
   Customers' deposits and billings in excess
     of costs and estimated earnings                         1,885       2,752
   Accrued salaries, wages, and commissions                  1,192         778
   Income taxes payable                                        633         442
   Accrued royalties payable                                   322         427
   Accrued other liabilities                                   847         870
                                                            ------      ------

     Total current liabilities                               8,242       7,337
                                                            ------      ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Mortgages payable                                          25          35
                                                            ------      ------
       Total long-term debt                                     25          35
   Deferred compensation                                       160         132
                                                            ------      ------
       Total long-term liabilities                             185         167
                                                            ------      ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued 3,711,826
     shares in 1998 and 2,460,306 shares
     in 1997                                                 3,712       2,460
   Additional paid-in capital                                2,645       3,752
   Retained earnings                                         4,380       2,831
                                                            ------      ------

       Total stockholders' equity                           10,737       9,043
                                                            ------      ------

       Total liabilities and stockholders' equity         $ 19,164      16,547
                                                            ======      ======









                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Statements of Operations
     (In Thousands, Except Share And Per Share Data)

                                  Three Months Ended         Nine Months Ended
                                  November   December       November   December
                                  30, 1997    1, 1996       30, 1997    1, 1996
                                 ---------   --------      ---------   --------

Net sales                        $ 12,422      4,929         32,371     15,982
Cost of sales                       9,665      3,430         25,134     11,271
                                   ------     ------         ------     ------

Gross profit on sales               2,757      1,499          7,237      4,711
                                   ------     ------         ------     ------

Selling, general and
   administrative
   expenses                         1,684      1,226          4,756      3,824
Product development
   costs                               53         59            161        165
Interest expense                        3          1              8          6
Interest income                       (23)       (80)          (115)      (175)
Equity in (income) loss
   of joint venture                   (33)        69           (314)        (8)
Other income, net                     (80)       (75)          (358)      (176)
                                   ------     ------         ------     ------
                                    1,604      1,200          4,138      3,636
                                   ------     ------         ------     ------

Earnings before
   income taxes                     1,153        299          3,099      1,075
Income tax expense                    454         26          1,215         84
                                   ------     ------         ------     ------

Net earnings                     $    699        273          1,884        991
                                   ======     ======         ======     ======

Net earnings per common
   share and common
   share equivalents*            $    .19        .07            .50        .27
                                   ======     ======         ======     ======

Dividends per share**            $      -         -             .07        .07
                                   ======     ======         ======     ======

* On October 14, 1997, the Board of Directors declared a three-for-two stock split that was distributed on November 10, 1997 to shareholders of record on October 27, 1997. Net earnings per share for all periods presented reflect the three-for-two stock split and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options, which were 3,754,000 and 3,688,000, respectively, at November 30, 1997 and December 1, 1996.
** Dividends per share for all periods presented were adjusted for the three-for-two stock split that was distributed on November 10, 1997 to shareholders of record on October 27, 1997.

                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Statements of Cash Flows
     (In Thousands, Except Share Data)

                                                            Nine Months Ended
                                                          ---------------------
                                                           November    December
                                                           30, 1997     1, 1996
                                                          ---------    --------
Cash flows from operating activities:
   Net earnings                                           $  1,884         991
   Adjustments to reconcile net earnings
     to net cash provided (used)
     by operating activities:
       Depreciation of plant and equipment                     259         238
       Amortization of intangibles                               8           8
       Equity in income of joint venture                      (314)         (8)
       Change in operating assets and liabilities:
         Receivables                                         1,317         568
         Costs and estimated earnings in
           excess of billings                               (5,822)         80
         Inventories                                          (411)       (110)
         Deferred income tax benefits                            -        (185)
         Prepaid expenses and other
           current assets                                     (135)        (52)
         Other noncurrent assets                                (4)          3
         Accounts payable                                    1,295        (399)
         Customers' deposits and billings
           in excess of costs and estimated
           earnings                                           (867)      1,432
         Accrued salaries, wages, and
           commissions                                         414        (217)
         Income taxes payable                                  191         274
         Accrued royalties payable                            (105)       (250)
         Accrued other liabilities                             (23)         56
         Deferred compensation                                  28          10
                                                            ------      ------
   Net cash provided (used) by
     operating activities                                   (2,285)      2,439
                                                            ------      ------

Cash flows from investing activities:
   Sales of short-term investments                           5,213       2,414
   Purchase of short-term investments                       (1,472)     (4,290)
   Additions to property, plant and equipment                 (449)       (250)
                                                            ------      ------
   Net cash provided (used) by
      investing activities                                   3,292      (2,126)
                                                            ------      ------


                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Statements of Cash Flows (Continued)
     (In Thousands, Except Share Data)

                                                            Nine Months Ended
                                                          ---------------------
                                                           November    December
                                                           30, 1997     1, 1996
                                                          ---------    --------
Cash flows from financing activities:
   Sale of common shares in connection
     with employee incentive stock
     option plan                                               59           12
   Repayment of long-term debt                                (10)         (17)
   Dividends paid on common stock                            (247)        (244)
   Dividends paid to shareholders for
     fractional shares in connection with
     three-for-two split                                       (2)           -
                                                           ------       ------
     Net cash used by financing
     activities                                              (200)        (249)
                                                           ------       ------

   Increase in cash and cash equivalents                      807           64
   Cash and cash equivalents, beginning
     of period                                              1,852        1,335
                                                           ------       ------
   Cash and cash equivalents, end of period              $  2,659        1,399
                                                           ======       ======

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                          $      4            2
                                                           ======       ======
       Income taxes                                      $  1,024           (5)
                                                           ======       ======

   Supplemental disclosures of noncash
   financing activities:
     Issuance of 12,150 common shares in
       exchange for 5,376 common shares
       delivered to the Company by officers
       in connection with the employee
       incentive stock option plan                       $     88            -
                                                           ======       ======

     Issuance of 27,431 common shares in
       exchange  for 12,814 common shares
       delivered to the Company by officers
       in connection with the employee
       incentive stock option plan                       $      -          135
                                                           ======       ======

                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Notes To Financial Statements
Nine Months Ended November 30, 1997 and December 1, 1996

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


Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $2,659,000 during the first nine months of fiscal 1998 from $1,852,000 at the end of fiscal 1997. The increase resulted from proceeds of $3,741,000 from net sales of short-term investments and proceeds of $59,000 from the sale of common stock in connection with the employee incentive stock option plan. Offsetting the increase in cash and cash equivalents from these sources were cash used by operating activities totaling $2,285,000, repayments of long-term debt of $10,000, purchases of capital equipment of $449,000, and the payment of $247,000 in cash dividends to shareholders. Funds provided by operating activities during the first nine months of fiscal 1997 were $2,439,000.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Liquidity and Capital Resources (Continued)
-------------------------------
     The Company has a $5,000,000 committed revolving credit facility which is secured by a lien position on accounts receivable, land, and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during the first nine months of fiscal 1998. Currently, the committed revolving credit facility has an expiration date of August 31, 2000. During the first nine months of fiscal 1998, the Company did not have any borrowings under the committed revolving credit facility.
     On March 4, 1996, SI/BAKER established a Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Effective December 1, 1997, the Bank modified the Facility by increasing the borrowing capacity to $3,000,000 and extending the expiration date. Under terms of the Facility, SI/BAKER's parent companies, SI Handling Systems, Inc. and Automated Prescriptions Systems, Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. As of November 30, 1997, SI/BAKER's related debt outstanding under the Facility was $2,000,000. SI/BAKER intends to satisfy the note and thereby release the parent company guarantees during the first half of calendar year 1998. Currently, the Facility has an expiration date of August 31, 1998.
     On October 14, 1997, the Board of Directors of the Company declared a three-for-two stock split that was distributed on November 10, 1997 to the shareholders of record on October 27, 1997. The purpose of the stock split was to increase the number of outstanding shares and broaden ownership and availability of the Company's common stock.
     The Company anticipates that its financial resources consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements in the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Results Of Operations
---------------------
(a)  Nine Months Ended  November  30, 1997 versus Nine Months Ended  December 1,
     ---------------------------------------------------------------------------
     1996
     ----
     The Company's net earnings for the first nine months of fiscal 1998 were $1,884,000 compared to net earnings of $991,000 for the first nine months of fiscal 1997. Backlog at the end of the first nine months of fiscal 1998 was $25,073,000 with approximately 95% of the backlog pertaining to Switch-Cart, Cartrac, and Dispen-SI-matic contracts. During the first nine months of fiscal 1998, the Company was the recipient of orders totaling approximately $26.4 million with the largest single order taken by the Company's Production & Assembly Systems Business Unit. The Defense Logistics Agency of the United States government exercised an option for a $6.6 million addition to the prime mechanization contract it awarded the Company in September 1996. The contract options were exercised to expand the scope of the material handling and storage system at the Distribution Operations Center of the Defense Distribution Depot located in Red River, Texas. The contract, which is expected to be completed during the second half of fiscal 1999, is the largest in the Company's history and totals approximately $23.2 million.
     Net sales of $32,371,000 for the first nine months of fiscal 1998 increased 102.5% compared to net sales of $15,982,000 for the first nine months of fiscal 1997. The sales increase in the first nine months of fiscal 1998 is attributed primarily to a larger backlog of orders entering fiscal 1998 ($31,029,000 versus a $10,488,000 backlog beginning fiscal 1997). The largest increases in sales occurred in the Switch-Cart and Order Selection product lines. Switch-Cart sales rose approximately $8.2 million to $12.3 million, while Order Selection sales rose $8.1 million to $10.8 million. The increase in the Switch-Cart product line was primarily attributable to progress made on the contract with the Defense Logistics Agency of the United States government. The increase experienced in the Company's Order Selection product line during the first nine months of fiscal 1998 was primarily attributable to progress relating to several large contracts received prior to the start of fiscal 1998, with approximately 60% of the current fiscal year Order Selection revenues attributable to such contracts. Contributing to the lower backlog at the beginning of fiscal 1997, and hence sales in the first nine months of fiscal 1997, were delays by prospective customers, particularly those interested in Order Selection Systems, in signing contracts due to expanding project scope and to merger and acquisition interference occurring in a targeted market.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Results Of Operations
---------------------
(a)  Nine Months Ended  November  30, 1997 Versus Nine Months Ended  December 1,
     ---------------------------------------------------------------------------
     1996 (Continued)
     ----
     Gross profit as a percentage of sales was 22.4% for the first nine months of fiscal 1998 compared to 29.5% for the first nine months of fiscal 1997. The decrease in the gross profit percentage for the first nine months of fiscal 1998 was primarily attributable to a higher content in contracts currently in progress of ancillary products with lower margins than contracts containing a high degree of proprietary products. The attainment of the elevated gross profit percentage during the first nine months of fiscal 1997 was primarily attributable to the favorable performance on several contracts initiated in prior fiscal years that were completed during the first nine months of fiscal 1997 as well as to a higher content in contracts then in progress of proprietary product.
     Selling, general, and administrative expenses of $4,756,000 were higher by $932,000 in the first nine months of fiscal 1998 than in the comparable fiscal 1997 period. The increase in selling, general, and administrative expenses is attributable to (1) increases of approximately $750,000 for those expenses based on revenue and profit performance, including salary rate adjustments, commissions, and costs related to the Company's incentive-based compensation plan which provides for gain sharing as a means of promoting performance excellence and (2) increases of approximately $125,000 in consulting and shareholder relations expenditures associated with increasing the visibility of the Company and exploring business opportunities and strategic alliances.
     Product development costs for the first nine months of fiscal 1998 were relatively the same as such costs for the comparable fiscal 1997 period. Development programs in the first nine months of fiscal 1998 included efforts directed at improvements across various product lines, and to efforts associated with the introduction of the Henke light-duty overhead transportation product, for which the Company is in the process of becoming an exclusive North American distributor. Development programs in the first nine months of fiscal 1997 included enhancements to the Company's product controls and features and improvements to the Sortation and Order Selection product lines, with particular emphasis aimed at Dispen-SI-matic and Pick-to-Light Systems.
     Interest income of $115,000 was lower by $60,000 in the first nine months of fiscal 1998 than in the comparable fiscal 1997 period. The decrease in interest income is primarily attributable to the lower level of funds available for short-term investments during the first nine months of fiscal 1998, with the majority of the decline experienced during the third quarter of fiscal 1998.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Results Of Operations
---------------------
(a)  Nine Months Ended  November  30, 1997 versus Nine Months Ended  December 1,
     ---------------------------------------------------------------------------
     1996 (Continued)
     ----
     Equity in income of joint venture  represented the Company's  proportionate share of its investment in SI/BAKER which is being accounted for under the equity method. The favorable variance of $306,000 for the first nine months of fiscal 1998 in the equity in income of joint venture was attributable to SI/BAKER's growth in revenues to $17.3 million, as compared to the comparable fiscal 1997 period of $11.5 million, as well as to reductions of (1) $221,000 in product development costs and (2) $93,000 in selling, general, and administrative expenses. The substantial increase in revenues is primarily attributable to SI/BAKER's larger backlog of orders entering fiscal 1998 and customer requirements for job completion during the early part of the third quarter of fiscal 1998. SI/BAKER's fiscal 1997 comparable period product development costs were associated with the BK2000 automated pharmacy system product line, while selling, general, and administrative expenses were impacted unfavorably by legal costs associated with the since settled patent infringement litigation. Partially offsetting the favorable variance were increases of (1) $231,000 in revenue based royalty costs due to the parent companies and (2) $84,000 in interest expense related to bank borrowings to fund short-term working capital requirements. The favorable variance of $182,000 in other income, net, is primarily attributable to an increase of $115,000 in royalty income related to the SI/BAKER joint venture.
     The Company incurred income tax expense of $1,215,000 during the first nine months of fiscal 1998 compared to income tax expense of $84,000 in the comparable fiscal 1997 period. Income tax expense for the first nine months of fiscal 1998 was recorded at the statutory federal and state tax rates expected to apply for the current fiscal year. Income tax expense for the first nine months of fiscal 1997 was less than statutory rates due to the recognition of previously unrecognized deferred tax assets which are anticipated to be realizable due to the current and projected profitability of the Company.

(b)  Three Months Ended  November 30, 1997 versus Three Months Ended December 1,
     --------------------------------------------------------------------------
     1996
     ----
     Changes in the third quarter of the current fiscal year compared to the prior year were consistent with those previously noted above for the nine month-period, with the exception of the following area:
     The increase in other income, net for the nine month period noted above occurred primarily in the first half of fiscal 1998, while third quarter other income, net for fiscal 1998 increased slightly from the comparable prior year period.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Year 2000
---------
     The Year 2000 issue relates to the inability of computer systems, microprocessors, and other electronic devices to deal appropriately with dates on or after January 1, 2000. The Company is in the process of assessing its compliance with the Year 2000 issue; however, management has not assessed the Year 2000 compliance expense and related potential effect on the Company's earnings.

Cautionary Statement
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). Among other things, they regard the Company's earnings, liquidity, financial condition, and certain operational matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will likely," "are expected to," "continues," "projects," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. Actual results may differ materially: (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports;
(2) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth competition, and certain cost increases; or (3) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.



                           PART II - OTHER INFORMATION
                           ---------------------------


Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

     (a) Exhibit 27 - Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended November 30, 1997.

SI Handling Systems, Inc.





                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SI HANDLING SYSTEMS, INC.



                                                     Barry V. Mack
                                                     Vice President - Finance

Dated:         January 14, 1998
               ----------------

                                                                      Schedule A
                                                                      ----------











                                 SI/BAKER, INC.

                              Financial Statements
                                November 30, 1997

SI/BAKER, INC.
Balance Sheets
November 30, 1997 and February 28, 1997
  (In Thousands, Except Share Data)

                                                           November    February
                                                           30, 1997    28, 1997
                                                          ---------    --------
Assets
------
Current assets:
   Cash and cash equivalents, principally
     time deposits                                        $    597         484

Receivables:
   Trade                                                     3,487       1,618
   Other receivables                                            --         122
                                                            ------      ------
     Total receivables                                       3,487       1,740
                                                            ------      ------

   Costs and estimated earnings in
     excess of billings                                      3,454       4,111
   Inventories                                                --            36
   Deferred income tax benefits                                367         367
   Prepaid expenses and other current
     assets                                                     82          87
                                                            ------      ------

       Total current assets                                  7,987       6,825
                                                            ------      ------

   Machinery and equipment, at cost                            125         106
     Less:  accumulated depreciation                            58          41
                                                            ------      ------
   Net machinery and equipment                                  67          65
                                                            ------      ------

   Equipment leased to customer                                487         487
   Less:  accumulated depreciation                             218         127
                                                            ------      ------
     Net equipment leased to customer                          269         360
                                                            ------      ------

   Deferred income tax benefits                                  6           6
                                                            ------      ------

       Total assets                                       $  8,329       7,256
                                                            ======      ======

SI/BAKER, INC.
Balance Sheets
November 30, 1997 and February 28, 1997
  (In Thousands, Except Share Data)

                                                           November    February
                                                           30, 1997    28, 1997
                                                          ---------    --------
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Note payable to bank                                   $  2,000       1,750
   Accounts payable:
     Trade                                                   1,758       1,920
     Affiliated companies                                      250         356
                                                            ------      ------
       Total accounts payable                                2,008       2,276
                                                            ------      ------

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                                  953         779
   Accrued salaries, wages, and
     commissions                                               323         307
   Income taxes payable                                         80           -
   Accrued royalties payable                                   342         319
   Accrued product warranties                                  728         463
   Accrued other liabilities                                    55         151
                                                            ------      ------
       Total current liabilities                             6,489       6,045
                                                            ------      ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                             -           -
   Additional paid-in capital                                  200         200
   Retained earnings                                         1,640       1,011
                                                            ------      ------
       Total stockholders' equity                            1,840       1,211
                                                            ------      ------

       Total liabilities and stockholders'
         equity                                           $  8,329       7,256
                                                            ======      ======

SI/BAKER, INC.
Statements of Operations
Nine Months Ended November 30, 1997 and 1996
  (In Thousands)

                                  Three Months Ended         Nine Months Ended
                                 --------------------      --------------------
                                  November   November       November   November
                                  30, 1997   30, 1996       30, 1997   30, 1996
                                 ---------   --------      ---------   --------

Net sales                        $  4,530      4,353         17,253     11,480
Cost of sales                       4,036      4,147         14,750      9,988
                                   ------     ------         ------     ------

Gross profit on sales                 494        206          2,503      1,492
                                   ------     ------         ------     ------

Selling, general and
   administrative
   expenses                           204        219            730        823
Product development
   costs                                -         74              3        224
Royalty expense
   to parent companies                179        186            690        459
Interest income                        (6)       (24)           (21)       (35)
Interest expense                       33          1             93          9
Other income, net                     (25)       (15)           (51)       (13)
                                   ------     ------        -------     ------
                                      385        441          1,444      1,467
                                   ------     ------        -------     ------

Earnings (loss) before
   income taxes                       109       (235)         1,059         25
Income tax expense
   (benefit)                           43        (96)           430          9
                                   ------     ------         ------     ------

Net earnings (loss)              $     66       (139)           629         16
                                   ======     ======         ======     ======

SI/BAKER, INC.
Statements of Cash Flows
Nine Months Ended November 30, 1997 and 1996
  (In Thousands)

                                                             Nine Months Ended
                                                          ---------------------
                                                           November    November
                                                           30, 1997    30, 1996
                                                          ---------    --------
Cash flow from operating activities:
   Net earnings                                           $    629          16
   Adjustments to reconcile net earnings
     to net cash provided (used) by
     operating activities:
       Depreciation of machinery and
         equipment and leased equipment                        108         111
       Changes in operating assets and
         liabilities:
           Receivables                                      (1,747)     (1,177)
           Costs and estimated earnings
              in excess of billings                            657       1,622
           Inventories                                          36         (54)
           Prepaid income taxes                                  -        (336)
           Prepaid expenses and other
              current assets                                     5         (99)
           Accounts payable                                   (268)       (637)
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                           174         766
           Accrued salaries, wages, and
              commissions                                       16        (113)
           Income taxes payable                                 80        (194)
           Accrued royalties payable                            23         399
           Accrued product warranties                          265         218
           Accrued other liabilities                           (96)         51
                                                            ------      ------
Net cash provided (used)
   by operating activities                                    (118)        573
                                                            ------      ------

Cash flows used in investing activities:
   Additions to machinery and equipment                        (19)        (25)
   Equipment leased to customer                                  -          (9)
                                                            ------      ------
     Net cash used by investing activities                     (19)        (34)
                                                            ------      ------

Cash flows provided by financing activities:
   Increase in note payable to bank                            250           -
                                                            ------      ------

SI/BAKER, INC.
Statements of Cash Flows (Continued)
Nine Months Ended November 30, 1997 and 1996
  (In Thousands)

                                                             Nine Months Ended
                                                          ---------------------
                                                           November    November
                                                           30, 1997    30, 1996
                                                          ---------    --------

Increase in cash and cash equivalents                          113         539
Cash and cash equivalents,
   beginning of period                                         484         327
                                                            ------      ------
Cash and cash equivalents, end of period                  $    597         866
                                                            ======      ======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Income taxes                                       $    350         539
                                                            ======      ======
       Interest                                           $     88           9
                                                            ======      ======

                            SI HANDLING SYSTEMS, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX
                                  -------------



Exhibit No.
----------

27         Financial Data Schedule.