Form 10-K405
period 1998-03-01
SI HANDLING SYSTEMS INC
filed 1998-05-29
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                                    ---------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:                               Commission file number:
     March 1, 1998                                                0-3362


                            SI HANDLING SYSTEMS, INC.
                            -------------------------
             (Exact Name Of Registrant As Specified In Its Charter)


             Pennsylvania                                22-1643428
             ------------                                ----------
    (State Or Other Jurisdiction of         (I.R.S. Employer Identification No.)
            Incorporation)

 600 Kuebler Road, Easton, Pennsylvania                                 18040
 --------------------------------------                                 -----
(Address Of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:                 610-252-7321

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

(3)    Number of shares of common stock, par value $1.00 per share, outstanding
       as of May 5, 1998:                                             3,711,826.

(4)    The aggregate market value of the voting stock held by  non-affiliates as
       of May 5, 1998 was:                                          $46,446,000.

(5)    Indicate by check mark if  disclosure of  delinquent  filers  pursuant to item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference: the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on July 28, 1998 incorporated partially in Part III hereof.

                                     PART I
                                     ------


Item 1.       Business
-------       --------

     SI Handling Systems, Inc. (the "Company" or "SI") is a systems integrator supplying automated materials handling systems to manufacturing, order selection, and distribution operations. The systems are designed, sold, manufactured, installed, and serviced by the Company, or by others for the Company, at its direction, generally as labor-saving devices to improve productivity and reduce costs. The Company's products are utilized to automate the movement or selection of products and are often integrated with other automated equipment, such as conveyors and robots. The Company's systems involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. The Company develops and designs computer control programs required for the efficient operation of the systems. The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from as low as $100,000 to as high as $23,000,000. The Company derives much of its sales from companies in the United States. Sales to companies in the United States as a percentage of total sales during fiscal 1998, 1997, and 1996 were 95.6%, 97.4%, and 94.3%, respectively.
     The Company's backlog of orders at March 1, 1998 and March 2, 1997 was $22,092,000 and $31,029,000, respectively. The rate of new orders for major installations can vary substantially from month to month. Fluctuations in the Company's sales and earnings will occur in the event of an increase or decrease in major installations. The Company expects to fill, within the 1999 fiscal year, all of the March 1, 1998 backlog indicated above.

                                    Products
                                    --------
     Cartrac(R). Cartrac is a modular conveyor system which is used in a variety
     ---------
of applications. The product moves materials to and through robotic and other automated manufacturing operations in the automotive, appliance, electronic, and other industries. Its features include high speed movement, precise positioning of workloads, independent control of carriers, and a broad range of size and load capacity. These features enable materials to move rapidly to and between operations, stopping precisely at the work stations, as opposed to continuously moving production lines. Cartrac sales as a percent of total sales were 11.8%, 18.5%, and 32.6% for fiscal 1998, 1997, and 1996, respectively.
     A system includes a set of parallel metal tracks and holding stations. Carriers are propelled along the tracks by means of a spinning drive tube located between the tracks which is in contact with a specially designed drive wheel underneath the carrier. The speed of individual carriers can be changed by control of the angle of the drive wheel under the carrier. This permits gentle acceleration to speeds of up to 350 feet per minute and gentle deceleration to a complete stop. The average speed of a carrier in the system is 200 feet per minute.
     Cartrac can be mounted on walls and ceilings as well as floors and is suitable for installation in existing as well as new buildings. It is capable of vertical as well as horizontal movement and of right angle turning, thus saving space. Modular design also permits the system to be enlarged through the addition of components when higher volume or expanded systems become necessary.
     Cartrac has been installed in facilities in the United States, Europe, Japan, Canada, Mexico, and Australia. Cartrac systems can also be combined with the Company's automated storage and retrieval systems ("AS/RS"), and with the Ordermatic order selection system, described below. A typical Cartrac system takes six to nine months to design, manufacture, and install.

     The Company also offers a Mini-Cartrac(R) and a ROBOLITE Cartrac(R) system. The Mini-Cartrac(R) system provides the key features of the Cartrac system in a scaled-down version for the handling of loads up to 200 pounds. The ROBOLITE Cartrac(R) system features an extruded aluminum frame that is lightweight and modular. This provides for flexibility and simplicity when designing systems.
     The ROBOLITE Cartrac system is extremely reliable as it has few moving parts and requires little or no maintenance. ROBOLITE Cartrac offers extremely accurate positioning and repeatability so it is ideally suited for robotic assembly and robotic welding systems. ROBOLITE Cartrac offers a fast, accurate, reliable transportation system with controlled acceleration and deceleration for smooth operation with no vibration. The system can accommodate up to 500-pound loads at varying speeds up to 180 feet per minute.
     During fiscal 1998, the Company entered into a strategic alliance with a European supplier of an overhead light-duty conveyor transportation product. The by-product of this business relationship is the Company's Roborail(TM) spinning tube conveyor. Similar in design and construction to the Robolite Cartrac(R) System, the Roborail(TM) has a wide range of applications. In addition to straight and curved track sections, other components can be added to provide carrier accumulation, change carrier direction, accomplish elevation change, and to merge or divert carriers on or off the main line. The system can accommodate up to 100-pound loads at varying speeds and transport product either horizontally or vertically.

     Switch-Cart(R).   Switch-Cart  systems  are  used  in  a  wide  variety  of
     -------------
applications in distribution centers, warehouses, and manufacturing plants. Switch-Cart sales as a percent of total sales were 42.9%, 27.3%, and 2.5% for fiscal 1998, 1997, and 1996, respectively.
     A system consists of an endless tow chain which engages and pulls four-wheel platform carts. Electronically activated switches, similar to railroad track switches, automatically change the cart's destination or sidetrack it onto a spur. The tow chain and switches are imbedded in the floor so as not to interfere with vehicular or foot traffic. The carts can be manually operated when not engaged with the towline. Installations range from relatively simple one-loop systems to highly sophisticated computer directed multiple loop applications.
     Of varying dimensions and configurations, Switch-Cart systems are used in manufacturing operations ranging from soft goods to heavy industrial products. Switch-Carts can serve as a traveling workbench or assembly platform. They can be loaded and unloaded automatically and carry products through ovens, freezers, or spray areas. They can move goods in process, products, packages, or other materials horizontally and, through the use of ramps or elevators, vertically.
     The systems are used in newspaper operations for roll handling as well as in all types of warehouses, and truck, rail, and freight terminals. They vary in length from a few hundred feet to over seven miles and can connect multi-building complexes. Switch-Cart systems can be integrated with other automated materials handling systems such as high-rise storage and retrieval systems and automated production equipment to increase the utilization of those tools.
     Because the Company's Lo-Tow(R) tow chain used with the system is approximately three inches deep, Switch-Cart systems can be installed in existing one-story and multi-story buildings as well as newly constructed facilities.
     A typical Switch-Cart system requires approximately six months to engineer, manufacture, and install.

     Itematic(R).  Itematic is an automated order selection system which selects
     ----------
and delivers items to packing or assembly stations. The system has been used to select or "pick" bottles, cassettes, automotive parts, and vials and can be used for other items such as small boxes and cartons. In addition to applications in the wholesale and chain drug field, Itematic is used for the selection of health and beauty aids, cosmetics, electronic components and parts, automotive parts, hardware, jewelry, contact lenses, and other products. The Itematic is a sophisticated system with the capacity to select and deliver automatically a variety of products in less than full case quantities.
     Modular in design, Itematic consists of storage shelves, adjustable lanes, picking heads, and belt takeaway conveyors. Operating under electronic control, Itematic selects the required number of pieces from the appropriate lanes. The unit can respond to commands in milli-seconds. Sequences can be pre-determined by invoice, family groups, optimum time sequence, or any other criteria depending upon user requirements.
     The capacity of the system depends on the number of shelf modules and picking heads. One picking head can serve from one to six shelf modules, and one system may contain a number of picking heads.
     The system is designed to provide greater speed and accuracy than manual or less automated order selection methods and to reduce product damage, pilferage, and labor costs.
     A typical Itematic system requires approximately six to nine months to engineer, manufacture, and install.

     Ordermatic(R).  Ordermatic  is an  automated  order  selection  system used
     ------------
primarily in large distribution centers. The system is designed to handle products packaged in full cartons or cases rather than unpacked items.
     The system consists of a series of tiered storage lanes which are inclined to allow cases to advance along controlled friction runners. Release mechanisms at the end of each lane allow the cases to escape in controlled amounts onto takeaway conveyors for delivery to shipping stations. The release mechanisms are activated electronically by computer and the merchandise arrives at the shipping area in the sequence desired. Various methods, ranging from manual to automated, are used to replenish the machines. Ordermatic systems can select cartons in various sizes ranging in weight from one to sixty pounds. Lane widths can be adjusted to fit various sizes.
     A typical Ordermatic requires approximately one year to design, fabricate, and install. Because of the large size of a typical system, an Ordermatic is normally installed in a new warehouse. Ordermatic systems are operating on three continents in such diverse applications as dry grocery, frozen foods, general merchandise, and electronic and automotive parts.
     The Company furnishes computer software programs as part of the Ordermatic system. The Company's software integrates its order selection equipment with other warehouse functions such as product receipt, storage location, inventory control, and shipping.

     Accupic(TM).  SI introduced  the Accupic  System in February of 1995, as an
     ----------
addition to the automated order selection systems product offering. Accupic is a state-of-the-art, pick-to-light system. It is a paperless picking system that facilitates the items currently being picked manually in distribution centers and greatly improves picking accuracy. Bright red LED displays direct personnel through the picking sequence automatically. Pick lists are eliminated, throughput is increased, and errors are dramatically reduced. The system can be used for less-than-full case picking and for full case picking.

     Dispen-SI-matic(R).  Dispen-SI-matic is an automated order selection system
     -----------------
for less than full case picking. On August 22, 1989, the Company entered into a renewable five-year licensing agreement with Knapp Logistik Automation Gesellschaft GmbH ("Knapp"), an Austrian firm, to acquire the exclusive right to sell, engineer, manufacture, and install the Dispen-SI-matic product throughout North America.

     The licensing agreement, which is automatically renewable for additional one-year terms, extended through August 22,1997; however, an amendment to the original licensing agreement was made effective April 29, 1997. The amendment, also with a term of five years and automatically renewable for additional one-year terms, retains many of the salient features of the original licensing agreement with the exception of a change from an exclusive right to a non-exclusive right and a reduction in royalties due Knapp for sales of the Dispen-SI-matic product by the Company.
     The most important feature of the Dispen-SI-matic is that it can operate up to ten times faster than the Itematic. The Itematic, however, can handle a wider range of oddly shaped packages. Order Selection sales, which are comprised of Ordermatic, Itematic, Accupic, and Dispen-SI-matic sales (including sales of Automated Mail Order Pharmacy Systems to the SI/BAKER, INC. ("SI/BAKER") joint venture), as a percent of total sales were 30.9%, 28.7%, and 40.9% for fiscal 1998, 1997, and 1996, respectively.
     The Dispen-SI-matic is an A-frame modular structure style of automatic picking machine. The machine is made up of individual blocks or modules, any number of which can be integrated over the conveying belt at any desired location. Every module contains a variable number of channels, with each channel having its own dispensing unit. Product is either dispensed onto a central gathering belt which in turn deposits product into a tote bin or is dispensed directly into a tote bin. The number of orders which the automatic picking line can handle at any one time depends on the size of the line.
     The Company also offers a Dispen-SI-matic Medium Mover. This machine was introduced because research of the movement data indicated that in some applications it was not necessary to have a dispenser for each product in the system. The concept was to have a single traveling dispenser serve numerous channels of product, thereby decreasing the cost of a system and making the system justifiable for smaller or slow-moving distribution operations.
     The Dispen-SI-matic serves the same markets as the Itematic and the choice of system is application specific. A typical Dispen-SI-matic system requires approximately six to nine months to engineer, manufacture, and install.
     The SI Steady Pack, a less-than-case load A-Frame order picking and packing system, is a recent addition to the Company's order selection system product offerings. Some of the design elements of the Steady Pack include an A-Frame dispensing machine with media dispensers and channels, belt conveyor, bar code scanner, rotary indexers, and packing stations. Definite advantages of the Steady Pack are its speed of delivering products to packing stations, efficiency in handling a wide range of order sizes, flat orientation and even spacing of orders, and ease in replenishment of product. The system is highly accurate and can process up to 150 pieces per minute.

     Sortation Systems.  The Company provides a high speed,  computer-controlled
     -----------------
tilt-tray sortation system for sorting general merchandise. The system is available with either Flat Tray or Gullwing (an SI exclusive) carriers and offers both Bull Gear and Caterpillar drives. The Company offers a unique Electro Mechanical Tripper that does not require air for operation. SI sortation systems blend manual and automated induction with bar code reading and computed destination.
     The Company also offers a family of "small parcel sorting systems." These systems consist of a family of diverters which can sort packages up to ten pounds in weight with a maximum size of 12" x 12" x 18". Sortation rates of up to two to three pieces per second can be achieved with each sorter mechanism. Compressed air is not required as SI utilizes its proven dispenser design which only requires electric power to operate. These products complement SI's other products in the order selection marketplace. For example, the SI robotic Gantry Sorter allows companies with large volumes of mailings to take advantage of substantial postal savings by automating their small parcel and letter sorting capability. Reliable, high speed, accurate sorting is accomplished by electric area gantries that work over a network of mail bags or tote boxes arranged in a dense grid pattern. The Gantry Sorter has a PC-based control system, will accommodate weighing and manifesting, can be expanded with additional sorting modules, and is flexible in design. The system can handle flow rate of up to 3,600 pieces per hour. Sortation sales as a percent of total sales were 2.9%, 0.2%, and 0.8% for fiscal 1998, 1997, and 1996, respectively.
     A typical sortation system requires approximately six to nine months to engineer, manufacture, and install.

     Automated Guided Vehicle ("AGV") Systems.  See Note 8 of Notes to Financial
     ----------------------------------------
Statements for information on the rescinded sale of the Company's AGV systems product line to Apogee Robotics, Inc. ("Apogee"). In mid-April, 1995, the balance of the Company's AGV operations in Rochester Hills, Michigan, consisting primarily of parts and service support, relocated to a more appropriately sized facility in Sterling Heights, Michigan. With AGV's talented human resources depleted, except for aftermarket capabilities, the Company has sought no new AGV systems business, but has accepted and completed one new AGV systems contract since October 6, 1994, the closing date of the failed sale of the AGV business to Apogee. However, as the affirmed owner of the former BT Systems AGV technology, the Company continues to assess alternatives to ascertain its best strategic position for the product.
     The Company has supplied Sideloading Forklift, Backloading Forklift, Unit Load, Platform and Towing Automated Guided Vehicle Systems. Automated Guided Vehicle Systems sales as a percent of total sales were 0.0%, 1.5%, and 1.6% for fiscal 1998, 1997, and 1996, respectively.

     Automated Storage/Retrieval Systems (AS/RS). During March, 1992 the Company
     -------------------------------------------
concluded the acquisition of all of the outstanding capital stock of BT Systems, Inc. ("BT Systems"). BT Systems also offered a wide range of capability in Automated Storage and Retrieval Systems ("AS/RS") for which the Company had already possessed a strong technology base following its acquisition of the Hartman product lines three years earlier, coupled with its long standing technical partnership with Ishikawajima Harima Industries (IHI) in Japan.
     In June, 1989 the Company purchased certain assets of the SPS-Hartman Systems Division from SPS Technologies. The acquired AS/RS products consist of the Hartman(TM)unitload, Autocube(TM) miniload, man-aboard Hustler(TM) and Autotrieve(TM) tote handling systems, along with the appropriate integrated systems software. Existing customers, with well over 600 installed systems, are fully supported by SI on their system expansion, service, and spare parts requirements.
     The acquired products and certain personnel were integrated into the Company's existing Easton, PA facility where the functions of sales, system engineering, system integration, manufacturing, installation, training, service and spare parts are located.
     This purchase represented an expansion of the product and system offerings to the manufacturing, order selection, and distribution markets where the Company is currently a leading supplier of automated computer integrated materials handling systems. Automated Storage/Retrieval Systems sales as a percent of total sales were 0.0%, 0.0%, and 0.6% for fiscal 1998, 1997, and 1996, respectively.

     Computer  Control  Systems.  The  Company  has the  capability  to  offer a
     --------------------------
materials handling system fully integrated with an information processing system to regulate the materials handling process. The Company has control programs for all of its products and possesses the ability to integrate its proprietary equipment in combination with purchased components such as conveyors to provide a total materials handling system, including the computer operations for controlling, supervising, and monitoring the movement, storage, and inventory of products in the system.
     The Company is a recognized IBM Business Partner and a member of the Control System Integrators Association ("CSIA").
     The Company's materials handling products operate under computer direction through SI software designed to integrate the components of factory automation systems, and when integrated with robots and other high technology components, provide computer controlled flexible manufacturing systems ("FMS").

     Mail  Order  Pharmacy.   On  March  1,  1993,  the  Company  and  Automated
     ---------------------
Prescription  Systems,  Inc.  ("APS")  of  Pineville,  Louisiana  formed a joint venture, SI/BAKER, INC. ("SI/BAKER"). SI/BAKER draws upon the automated materials handling systems experience of the Company and the automated pill counting and dispensing products of APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
     Since 1976, the Company has provided order filling machines and systems to the wholesale and retail distribution marketplace. Prior to fiscal 1994, the Company installed automated pharmacy systems at five domestic sites and one international site. The Company's proprietary products, Itematic and Dispen-SI-matic, coupled with its strong computer integration skills, provide its customers with state-of-the-art split case order filling systems which lower the cost of distributing products.
     APS, the leading manufacturer of automated tablet and capsule counting and dispensing machines since 1972, has systems in place in retail, hospital, and mail order pharmacies throughout the United States and Canada. APS also markets robotic, automated prescription filling systems primarily for use in high volume pharmacy operations. APS' products have lowered the costs of filling prescriptions and increased the time available to the pharmacist for customer counseling.
     The joint venture, SI/BAKER, was formed to address the rapidly evolving automation needs of managed care pharmacy operations which fill prescriptions by mail for the clients of health care provision plans. The demographics of the aging population in the United States and the emphasis on reduced health care costs, of which prescription costs are a major part, is the driving force behind the automation of mail order pharmacy operations and refill centers. The industry is expected to continue to grow rapidly through the year 2000. SI/BAKER focuses on providing technologically advanced, error-free, automated prescription filling systems to this growing market. Information pertaining to the SI/BAKER joint venture is included in Note 12 of Notes to Financial Statements. See also Settlement of Litigation in Note 8 and Contingencies in
Note 9 of Notes to Financial Statements.

     Product Warranty.  The Company's  products are warranted against defects in
     ----------------
materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs based upon a percentage of cost of sales. Historically, payments applied against the product warranty reserve have not been material.

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

     The Company's customers include major manufacturers and distributors of a wide variety of products, as well as the federal government (which accounted for revenues of $17,513,000 in fiscal 1998), common carriers, and national retail chains. A substantial amount of repeat business has been achieved through the sale of additional systems to the same customer, additions to systems already installed, and parts and service.

                                   Competition
                                   -----------
     The materials handling field includes many products, devices, and systems competitive with those of the Company.
     The Company's Cartrac system competes with various alternative materials handling systems, including automated guided vehicle systems, automatic dispatch cart, electrified monorail and pallet skid systems, power and free conveyor systems, and belt and roller conveyor systems, along with two principal competitors supplying equipment similar to the Company's Cartrac system; however, the Company believes that the Cartrac system's advantages, such as controlled acceleration and deceleration, high speed, individual carrier control, and right angle turning, are significant distinctive features.
     There are four principal competitors supplying equipment similar to the Company's Switch-Cart system who are well established in terms of sales and financial resources. Competition in the automatic dispatch cart field is primarily in the areas of price, experience, and product performance.
     The Itematic and Dispen-SI-matic systems compete primarily with manual picking methods and the Dispen-SI-matic also competes with similar devices provided by four other manufacturers, along with various alternative picking technologies. They are general purpose "broken case" automated order selection systems that have been sold for picking items of non-uniform configuration. The Company believes that the Itematic and Dispen-SI-matic systems provide greater speed and accuracy than manual methods and reduce damage, pilferage, and labor costs. Pick-to-light systems are becoming more advanced and now provide higher picking rates than they have in the past. In February of 1995, the Company introduced its own pick-to-light system (Accupic) into the marketplace. There are approximately five principal competitors and numerous smaller firms which provide this type of system, and this has resulted in more competition to the Company's own automated systems offerings.
     The Company's tilt-tray sortation system (encompassing both Flat Tray and Gullwing) competes primarily with other tilt-tray sortation systems, as well as belt sorters and roller conveyor sorters. Tilt-tray sorters, as opposed to belt and roller sorters, are generally used when higher throughput is required. Slat and shoe sorters are increasing throughput capabilities and are beginning to realize gains in market share as compared to tilt-tray sorters. SI introduced the family of small parcel sorters to participate in the markets that distribute small, light weight packages. These sorters will be sold mainly to companies in the mail order merchandise industry. There are approximately twenty other companies that supply sortation equipment.
     The Company does not attempt to sell new AS/RS or AGV systems, but concentrates its efforts on the parts, service, and rehab business. Due to the decline in AGV systems sales in the U.S. over the past five years, competition on the basis of price has increased in an attempt to garner all potential business. There are approximately ten other companies that supply Automated Storage/Retrieval Systems and approximately five other companies that supply Automated Guided Vehicle Systems.
     The Company knows of no product comparable to its Ordermatic system. There are other approaches to mechanizing and automating the storage and order picking functions in warehouses and distribution centers, but the Company believes that none is as fully automated as Ordermatic.

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

                              Patents And Licenses
                              --------------------
     Significant design features of the Cartrac, Switch-Cart, Sortation, AGV, Itematic, and Ordermatic systems are covered by patents or patent applications in the United States.
     The Company has approximately 70 patents with lives that expire through May 2012. The Company believes that it has approximately 20 significant patents. These patents when used in conjunction with the remaining 50 patents enable the Company to build quality automated materials handling systems. The perceived significant patents have useful lives expiring through May 2012. The significant patents pertain mainly to the following areas: vehicles and carrier design, loading and unloading products, speed and precision control, track design and assembly, accumulation of vehicles, and simultaneous order requests processing equipment.
     Of greater value than the protection provided by patents is the intellectual knowledge assembled over many years of application experience into a mass of accumulated technical expertise possessed by a stable and dedicated work force.
     During fiscal 1991, the Company entered into a 10-year licensing agreement with Robotrac, Inc. (a company of Heico, Inc.) of Addison, Illinois whereby SI markets and manufactures Robotrac products, systems, and services along with the Company's complete line of materials handling solutions. Under the terms of the licensing agreement, the Company pays royalties to Robotrac, Inc. based on net sales of Cartrac products and services. Royalty expense relating to the Robotrac licensing agreement for fiscal years 1998, 1997, and 1996 was $356,000, $306,000, and $501,000, respectively.
     During fiscal 1990, the Company entered into a renewable five-year licensing agreement with Knapp to acquire the exclusive right to sell, engineer, manufacture, and install the Dispen-SI-matic product throughout North America. The licensing agreement, which is automatically renewable for additional one-year terms, extended through August 22, 1997; however, an amendment to the original licensing agreement was made effective April 29, 1997. The amendment, also with a term of five years and automatically renewable for additional one-year terms, retains many of the salient features of the original licensing agreement with the exception of a change from an exclusive right to a non-exclusive right and a reduction in royalties due Knapp for sales of the Dispen-SI-matic product by the Company. Under terms of the licensing agreement, the Company pays royalties to Knapp based on the number of dispensers per system with a minimum payment applicable to each system. Royalty expense relating to the Knapp licensing agreement for fiscal years 1998, 1997, and 1996 was $36,000, $67,000, and $125,000, respectively.
     On October 21, 1996, the Company entered into a renewable licensing agreement with a firm engaged in the mail-order film processing business to acquire the exclusive right to sell, engineer, manufacture, and install, throughout North America, an automated mail sortation system which identifies and sorts mail by appropriate zip codes. The licensing agreement, which is automatically renewable for additional one-year terms, has an expiration date of September 30, 2001. Under terms of the licensing agreement, the Company pays royalties to the firm based on the number of individual mail-sorting machines sold, with a minimum payment applicable to each year of the licensing agreement. Since the inception of the licensing agreement, the Company has sold one individual mail-sorting machine. Royalty expense relating to the automated mail sortation system licensing agreement for fiscal 1998 and 1997 was $0 and $7,000, respectively.
     In June 1979, the Company entered into an agreement with its Japanese joint venture partner to acquire technology for totally integrated computer controlled transport and storage systems. The joint venture was dissolved during fiscal 1989 and in return the Company acquired U.S. market rights to the Japanese joint venture partner's products.

                               Product Development
                               -------------------
     Product development costs, including patent expense and amortization, were $287,000, $277,000, and $395,000 for fiscal years 1998, 1997, and 1996, respectively. Development programs in fiscal 1998 included efforts directed at improvements across various product lines, and efforts associated with the introduction of the Henke light-duty conveyor, for which the Company has recently developed a strategic alliance. Development programs in fiscal 1997 included enhancements to the Company's product controls and features and improvements to the Sortation, Order Selection, and Cartrac product lines, with particular emphasis aimed at new market applications of existing or acquired technologies. The Company's development efforts in fiscal 1996 were concentrated on the small parcel sortation system and the pick-to-light technology. The small parcel sorter was an essential and significant component of a large systems integration contract that neared completion at the end of fiscal 1996.

                                    Employees
                                    ---------
     The Company employs 159 persons in the United States. Its staff includes 6 executive employees, 106 office employees including salespersons, draftspersons and engineers, and 47 production personnel. The production personnel were unionized in January 1971 by the United Steelworkers of America. The current union contract expires on April 23, 2000.
     The Company provides life insurance, major medical insurance, retirement programs, and paid vacation and sick leave benefits, and considers its relations with employees to be satisfactory.


Item 2.       Properties and Leases
------        ---------------------

     The Company's principal offices and its manufacturing facilities are located in a 173,000 square foot concrete, brick, and steel facility in Easton, Pennsylvania. The original building was constructed in 1963 and has been expanded several times, the latest having been a 30,000 square foot addition completed in September 1981. The Company holds the deed to its facilities and the 20 acre site on which they are located. Financing for the property, including construction and subsequent additions, was arranged by Easton Area Industrial Developers, Inc., a non-profit industrial promotion corporation organized by the Two Rivers Area Chamber of Commerce, providing favorable interest rates through the Pennsylvania Industrial Development Authority.
     Substantially all of the machinery and equipment in the Easton location is owned by the Company and is unencumbered.

Item 3.       Legal Proceedings
------        -----------------

     The Company is presently engaged in certain legal proceedings which management believes present no significant risk of material loss to the Company.


Item 4.       Submission of Matters to a Vote of Security Holders
------        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 1, 1998.

     Information with respect to the executive officers of the Company is contained in Part III hereof and is incorporated by reference in this Part I.

                                     PART II
                                     -------


Item 5.       Market For The Registrant's Common Stock And Related Security
------        -------------------------------------------------------------
              Holder Matters
              --------------

     The Company's Common Stock trades on The Nasdaq Stock Market(sm) under the symbol "SIHS." The high and low sales prices for the past two fiscal years are as follows:

                                              Fiscal 1998*       Fiscal 1997*
                                            ---------------    -----------------
                                             High     Low       High       Low
                                            ------   ------    -------    ------
First Quarter...............................13        9 3/4     7 1/6     4 1/3
Second Quarter..............................13       10 5/6     7 5/12    5 7/12
Third Quarter...............................15 1/4   10 5/6    10         6 3/4
Fourth Quarter..............................14 1/2   12 1/8    11 1/2     8 3/4

*Adjusted for three-for-two stock split that was distributed in November 1997.

     The Company paid cash dividends of 6 2/3 cents per share in fiscal 1998 and 1997, after adjustment for the three-for-two stock split that was distributed in November 1997.
     The number of shareholders of the Company's Common Stock at March 1, 1998 was 1,509.
     The closing market price on May 22, 1998 was $14.00.


Item 6.       Selected Financial Data
------        -----------------------
     (In thousands, except per share amounts)

                                     1998      1997     1996     1995     1994
Fiscal Year Ended                   3/01/98  3/02/97  3/03/96  2/26/95  2/27/94
-----------------                  --------  -------  -------  -------  -------
Net sales.........................  $47,631   24,000   25,786   28,631   29,282
Net earnings (loss)*..............    2,612    2,053    1,625   (1,468)     206
Basic earnings (loss) per share**       .70      .56      .44     (.40)     .06
Diluted earnings (loss) per
   share**........................      .70      .55      .44     (.40)     .06
Total assets......................   22,219   16,547   12,570   13,136   13,204
Long-term liabilities.............      216      167      150      665      137
Cash dividends per share***.......      .07      .07      .04      .04      .04

* Fiscal 1995 included approximately $525,000 of expenses relating to the rescinded Apogee transaction (see Note 8 of Notes to Financial Statements), $1,700,000 of losses associated with the AGV product line, and $190,000 in
     corporate   restructuring  charges.   Fiscal  1996  includes  approximately
     $436,000 of income relating to the rescinded Apogee transaction.
** On October 14, 1997, the Board of Directors declared a three-for-two stock split that was distributed on November 10, 1997 to shareholders of record on October 27, 1997. On July 18, 1995, the Board of Directors declared a three-for-two stock split that was distributed on August 11, 1995 to shareholders of record on July 31, 1995. Basic earnings (loss) per share for all periods presented reflect the three-for-two stock splits and are based on the weighted average number of shares outstanding. Diluted earnings (loss) per share for all periods presented reflect the three-for-two stock splits and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options and phantom stock units.
*** Adjusted from 10 cents per share for the three-for-two stock splits that were distributed in November 1997 and August 1995.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
------        ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Business Unit Structure
-----------------------
     The Company's operating structure is in the form of five distinct business units. The business unit concept has created focused business elements where objectives and performance measures have been established and can be evaluated, producing a synergistic impact on the total corporate entity. The units consist of two that possess the Company's products and which have responsibility for marketing, development, and application of those products. The Warehousing & Distribution Systems ("WDS") unit possesses Order Selection products such as Dispen-SI-matic, Accupic, Itematic, and Ordermatic, along with various sortation systems offerings, while the Production & Assembly Systems ("PAS") unit offers Switch-Cart, Cartrac, and Automated Storage/Retrieval Systems to its markets. The Manufacturing & Assembly Services ("MAS") unit provides manufacturing, inventory procurement and control service, on a competitive basis, to WDS and PAS and also seeks to sell manufacturing service to markets outside the materials handling arena. The Customer & Software Services ("CSS") unit is multi-faceted, providing customer services principally in the materials handling aftermarket area, as well as software and controls engineering to WDS and PAS, on a competitive basis, or to other customers outside the traditional materials handling market. A fifth business unit, Corporate Services, provides accounting, general and corporate services, on a fee basis, to the other business units and also derives some of its income by assessing a royalty on the aftermarket business activity of CSS. Each of the units has an approved plan against which its performance is monitored and measured.

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents decreased to $752,000 during fiscal 1998 from $1,852,000 at the end of fiscal 1997. The decrease resulted from cash used by operating activities totaling $5,150,000 (principally due to increased working capital needs resulting from the growth in sales), building improvements and purchases of capital equipment of $492,000, the repayment of long-term debt of $13,000, and the payment of $248,000 in cash dividends to shareholders. Partially financing these uses were the net sales of short-term investments of $3,741,000, borrowings of $1,000,000 under the revolving credit facility, and proceeds of $59,000 from the sale of common stock in connection with the employee incentive stock option plan. Funds provided by operating activities in fiscal 1997 and 1996 were $2,553,000 and $4,049,000, respectively.
     The Company has a $5,000,000 committed revolving credit facility which is secured by a lien position on accounts receivable, land, and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during fiscal 1998. Currently, the committed revolving credit facility has an expiration date of August 31, 2000. The Company had borrowings under the committed revolving credit facility during the fourth quarter of fiscal 1998. The highest level of borrowing during this time period was $2,140,000. The Company repaid its outstanding debt under the committed revolving credit facility on March 2, 1998.
     On March 4, 1996, SI/BAKER, INC. ("SI/BAKER") established a $2,500,000 Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the Facility, SI/BAKER's parent companies, SI Handling Systems, Inc. and Automated Prescription Systems, Inc., have each provided a limited guarantee and surety in the amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. During fiscal 1998, the Bank increased the borrowing availability to $3,000,000 and extended the

Item 7.       Management's Discussion And Analysis Of Financial Condition And
------        ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------------------

Liquidity and Capital Resources (Continued)
-------------------------------
expiration date of the Facility. As of February 28, 1998, SI/BAKER's related debt outstanding under the Facility was $900,000. SI/BAKER intends to satisfy the note and thereby release the parent companies' guarantees during the second quarter of fiscal 1999. The Facility has an expiration date of August 31, 1998.
     During fiscal 1995, the Company announced the sale of its Automated Guided Vehicle ("AGV") systems product line to Apogee Robotics, Inc. ("Apogee"). Litigation regarding the closing ensued between the Company and Apogee; however, the Company negotiated a Settlement Agreement during fiscal 1996 with Apogee which provided the following: during fiscal 1996, the Company paid Apogee $150,000 and returned the 100,000 Apogee preferred shares that the Company held; Apogee transferred any right, title or interest it may have had in the Company's AGV assets to the Company and disclaimed any interest in the assets; and the parties released all claims that they may have had against each other.
     During fiscal 1995, net expense of $525,000 associated with the rescinded sale transaction and the AGV product line were included on the Company's statement of operations. During fiscal 1996, the Company recognized net income of $436,000 associated with the settlement of the rescinded sale transaction. The net income included the impact of the favorable and expeditious resolution of the Apogee dispute where the terms and legal costs associated with the settlement were substantially more favorable than provided in the prior year.
     On October 14, 1997, the Board of Directors declared a three-for-two stock split that was distributed on November 10, 1997 to shareholders of record on October 27, 1997. On July 18, 1995, the Board of Directors of the Company declared a three-for-two stock split that was distributed on August 11, 1995 to the shareholders of record on July 31, 1995. The purpose of the stock splits was to increase the number of outstanding shares and broaden ownership and availability of the Company's common stock.
     The Company anticipates that its financial resources consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements in the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

Results Of Operations - 1998 Compared To 1997
---------------------------------------------
     The Company's net earnings for fiscal 1998 were $2,612,000 compared to net earnings of $2,053,000 for fiscal 1997.
     Backlog at the end of fiscal 1998 was $22,092,000 with the majority of the backlog pertaining to Switch-Cart and Dispen-SI-matic contracts. During fiscal 1998, the Company was the recipient of orders totaling approximately $38.7 million. The Defense Logistics Agency of the United States government exercised an option for a $6.6 million addition to the prime mechanization contract it awarded the Company in September 1996. Several contract options were exercised to expand the scope of the material handling and storage system at the Distribution Operations Center of the Defense Distribution Depot located in Red River, Texas. The contract, having a current backlog of approximately $4.3 million and expected to be completed during the second half of fiscal 1999, is the largest in the Company's history and totals approximately $23.2 million.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
------        ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------------------

Results Of Operations - 1998 Compared To 1997 (Continued)
---------------------------------------------
     Net sales of $47,631,000 for fiscal 1998 increased 98.5% compared to net sales of $24,000,000 for fiscal 1997. The sales increase in fiscal 1998 is attributed primarily to a larger backlog of orders entering fiscal 1998 ($31,029,000 versus a $10,488,000 backlog beginning fiscal 1997). The largest increases in sales occurred in the Switch-Cart and Order Selection product lines. Switch-Cart sales rose approximately $13.8 million to $20.4 million, while Order Selection sales rose $7.9 million to $14.7 million. The increase in the Switch-Cart product line was primarily attributable to progress made on the contract, which includes a high degree of ancillary products, with the Defense
Logistics Agency. The increase experienced in the Company's Order Selection product line was primarily attributable to progress relating to several large contracts received prior to the start of fiscal 1998, with approximately 60% of the current fiscal year Order Selection revenues attributable to such contracts. Contributing to the lower backlog at the beginning of fiscal 1997, and hence sales in fiscal 1997, were delays by prospective customers, particularly those interested in Order Selection Systems, in signing contracts due to expanding project scope and to merger and acquisition interference occurring in a targeted market.
     Gross profit as a percentage of sales was 21.3% for fiscal 1998 compared to 29.9% for fiscal 1997. The decrease in the gross profit percentage for fiscal 1998 was primarily attributable to a higher content of ancillary products with lower margins in contracts currently in progress versus prior contracts containing a high degree of higher margin proprietary products. The attainment of the higher gross profit percentage during fiscal 1997 was primarily attributable to the favorable performance on several contracts initiated in prior fiscal years that were completed during fiscal 1997 as well as to a higher content of proprietary products in contracts then in progress.
     Selling, general, and administrative expenses of $6,672,000 were higher by $1,198,000 in fiscal 1998 than in fiscal 1997. The increase in selling, general, and administrative expenses is primarily attributable to (1) increases of approximately $750,000 of those expenses based on revenue and profit performance, including salary rate adjustments, commissions, and costs related to the Company's incentive-based compensation plan, (2) increases of approximately $225,000 in consulting and shareholder relations expenditures associated with increasing the visibility of the Company and attaining the ISO 9001 quality certification designation, and (3) increases of approximately $150,000 in costs associated with product promotion and sales efforts aimed at expanding the Company's customer base of business.
     Product development costs for fiscal 1998 were relatively the same as such costs for fiscal 1997. Development programs in fiscal 1998 included efforts directed at improvements across various product lines, and efforts associated with the introduction of the Henke light-duty overhead transportation product, for which the Company has recently developed a strategic alliance. Development programs in fiscal 1997 included enhancements to the Company's product controls and features and improvements to the Sortation, Cartrac, and Order Selection product lines, with particular emphasis aimed at new market applications of existing or acquired technologies.
     Interest income of $123,000 was lower by $113,000 in fiscal 1998 than in fiscal 1997. The decrease in interest income is primarily attributable to the lower level of funds available for short-term investments during fiscal 1998.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
------        ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------------------

Results Of Operations - 1998 Compared To 1997 (Continued)
---------------------------------------------
     Equity in income of joint venture  represented the Company's  proportionate share of its investment in SI/BAKER which is being accounted for under the equity method. The favorable variance of $345,000 for fiscal 1998 in the equity in income of joint venture was attributable to SI/BAKER's growth in revenues to $20.0 million, as compared to fiscal 1997 revenues of $17.4 million and growth in gross profit percentage to 16.0%, as compared to a fiscal 1997 gross profit percentage of 12.6%, as well as to reductions of (1) $260,000 in product development costs and (2) $168,000 in selling, general, and administrative expenses. The increase in revenues is primarily attributable to SI/BAKER's larger backlog of orders entering fiscal 1998 and customer requirements for job completion during fiscal 1998. Contributing to the lower gross profit percentage attained during fiscal 1997 were a combination of several factors including competitively restrained prices, royalty costs, and cost overruns associated with both first-time products and difficulties in executing and concluding several contracts as additional costs became necessary to meet contractual throughput requirements. SI/BAKER's fiscal 1997 product development costs were associated with the BK2000 automated pharmacy system product line, while fiscal 1997 selling, general, and administrative expenses were impacted unfavorably by legal costs associated with the settled patent infringement litigation. Partially offsetting the favorable variance were increases in fiscal 1998 of (1) $104,000 in revenue-based royalty costs due to the parent companies and (2) $112,000 in interest expense related to bank borrowings to fund short-term working capital requirements.
     The favorable variance of $67,000 in other income, net, is primarily attributable to an increase of $52,000 in royalty income related to the SI/BAKER joint venture.
     The Company incurred income tax expense of $1,490,000 during fiscal 1998. Income tax expense for fiscal 1998 was generally recorded at statutory federal and state tax rates. During fiscal 1997, the Company did not recognize any income tax expense due to the recognition of previously unrecognized deferred tax assets which were anticipated to be realizable due to the current and projected profitability of the Company.

Results Of Operations - 1997 Compared To 1996
---------------------------------------------
     The Company's net earnings for fiscal 1997 were $2,053,000 compared to net earnings of $1,625,000 for fiscal 1996.
     Backlog at the end of fiscal 1997 was $31,029,000 with the majority of the backlog pertaining to Switch-Cart and Dispen-SI-matic contracts. During the second half of fiscal 1997, the Company was the recipient of three large orders. The first contract was a $16.9 million prime mechanization contract with the Defense Logistics Agency for the Army Distribution Depot in Red River, Texas. This contract, the largest in the Company's history, will take approximately two years to complete. The second contract, totaling approximately $3.7 million, engaged the Company to automate the distribution process at one of the leading manufacturers of vitamins in the health and beauty aids field. This project became operational during fiscal 1998. The third contract, totaling approximately $2.4 million, engaged the Company to automate the distribution process at one of the largest wholesale suppliers in the pharmaceutical industry. This project became operational during fiscal 1998.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
------        ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------

Results Of Operations - 1997 Compared To 1996 (Continued)
---------------------------------------------
     Net sales of $24,000,000 for fiscal 1997 decreased 6.9% compared to net sales of $25,786,000 for fiscal 1996. The sales decrease in fiscal 1997 was attributed primarily to a smaller backlog of orders entering fiscal 1997 ($10,488,000 versus a $16,665,000 backlog beginning fiscal 1996). The largest declines in sales occurred in the Cartrac and Order Selection product lines. The decline of approximately $3.7 million in the Order Selection product line was primarily attributable to the prior year comparable period containing revenues for progress relating to a large contract which encompassed a small parcel sortation system. Also, the decline of approximately $4.0 million experienced in the Company's Cartrac product line was similar to the above mentioned decline associated with the Order Selection product line whereby progress relating to two large automotive contracts, subsequently completed by the end of fiscal 1996, resulted in higher revenues. Contributing to the lower backlog at the beginning of fiscal 1997, and hence sales in fiscal 1997, were delays by prospective customers, particularly those interested in Order Selection Systems, in signing contracts due to expanding project scope and to merger and acquisition interference occurring in a targeted market. Partially offsetting the declines mentioned above was an increase in sales of approximately $5.9 million of the Company's Switch-Cart product, principally relating to performance on contracts received during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997. During fiscal 1996, the Company's Switch-Cart product line accounted for an insignificant amount of sales revenues.
     Gross profit as a percentage of sales was 29.9% for fiscal 1997 compared to 24.6% for fiscal 1996. The increase in the gross profit percentage for fiscal 1997 was primarily attributable to the favorable performance on several contracts initiated in prior fiscal years that were completed during fiscal 1997 as well as to a higher proportion of contracts in progress in fiscal 1997 that contained a large amount of higher margin proprietary products compared to contracts containing a high degree of ancillary products. Partially offsetting the increase in the gross profit percentage were additional contract costs arising from first-time design inefficiencies relating to the Company's integration of new technology from a licensee for applications in distribution operations. Also contributing to the lower gross profit percentage in fiscal 1996 were primarily two factors: difficulties in executing and concluding several AGV systems contracts as additional costs became necessary to meet contractual throughput and durability requirements and higher costs associated with first-time design inefficiencies relating to the Company's new small parcel sortation system aimed at improvements to mail order distribution operations.
     Selling, general, and administrative expenses of $5,474,000 were higher by $321,000 in fiscal 1997 than in fiscal 1996. The increase in selling, general, and administrative expenses was due primarily to costs associated with product promotion and sales efforts in response to increased quoting activities and which were aimed at expanding the Company's customer base of business along with shareholder relations expenditures associated with increasing the visibility of the Company. Also contributing to the lower selling, general, and administrative expenses in fiscal 1996 was the reversal of accrued legal fees provided in fiscal 1995 that were no longer required due to the settlement of the Apogee litigation.
     During fiscal 1996, the Company recognized net income of $436,000 associated with the AGV Asset Purchase Agreement. The net income resulted from the reversal of accrued liabilities, in addition to the legal fees mentioned above, no longer required due to the settlement of the Apogee litigation during fiscal 1996. The Company incurred no expense or income related to the AGV Asset Purchase Agreement during the comparable fiscal 1997 period.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------

Results Of Operations - 1997 Compared To 1996 (Continued)
---------------------------------------------
     Product development costs of $277,000 were lower by $118,000 in fiscal 1997 than in fiscal 1996. Development programs in fiscal 1997 included enhancements to the Company's product controls and features and improvements to the Sortation, Order Selection, and Cartrac product lines, with particular emphasis aimed at new market applications of existing or acquired technologies. Development programs in fiscal 1996 included improvements to the Order Selection and Sortation product lines, with particular emphasis aimed at new technologies to provide pick-to-light and small parcel sortation systems where orders had already been received or were imminent.
     Interest income of $236,000 was higher by $61,000 in fiscal 1997 than in fiscal 1996. The increase in interest income was primarily attributable to the higher level of funds available for short-term investments during fiscal 1997.
     Equity in income of joint venture of $76,000 and $279,000 in fiscal 1997 and 1996, respectively, represents the Company's proportionate share of its investment in SI/BAKER, INC. which is being accounted for under the equity method. Despite the growth in revenues to $17.4 million as compared to fiscal 1996 revenues of $9.4 million, the unfavorable variance for fiscal 1997 in the equity in income of joint venture was attributable to a combination of several factors including a decline in the gross profit percentage to 12.6%, as compared to a fiscal 1996 gross profit percentage of 24.0%, as well as to increases of
(1) $329,000 in selling, general, and administrative expenses, (2) $321,000 in revenue-based royalty costs due to the parent companies, and (3) $92,000 in product development costs. The increase in revenues is attributable to SI/BAKER's larger backlog of orders entering fiscal 1997 and progress made on several orders received during fiscal 1997. Contributing to the lower gross profit percentage attained during fiscal 1997 were a combination of several factors including competitively restrained prices, royalty costs, and costs overruns associated with both first-time products and difficulties in executing and concluding several contracts as additional costs became necessary to meet contractual throughput requirements. Selling, general, and administrative expenses for fiscal 1997 were impacted unfavorably by legal costs associated with the settled patent infringement litigation and those expenses based on revenue performance, including commissions. SI/BAKER's fiscal 1997 product development costs were associated with the BK2000 automated pharmacy system product line, while fiscal 1996 product development costs included efforts directed at both the BK6000 and BK2000 automated pharmacy system product lines. Partially offsetting the unfavorable variance was an increase in fiscal 1997 of $128,000 in other income, net, primarily relating to royalty income.
     The favorable variance of $167,000 in other income, net, was primarily attributable to an increase of $160,000 in royalty income related to the SI/BAKER, INC. joint venture.
     During fiscal 1997, the Company did not recognize any income tax expense; however, it recognized income tax expense of $212,000 during fiscal 1996. Income tax expense for fiscal 1997 and 1996 were less than the statutory rate due to the recognition of previously unrecognized deferred tax assets which are anticipated to be realizable due to the current and projected profitability of the Company.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
------        ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Year 2000
---------
     The Year 2000 issue relates to the inability of computer systems, microprocessors, and other electronic devices to deal appropriately with dates on or after January 1, 2000. The Company has assembled a team of internal staff to oversee the matter and is underway in completing its Year 2000 assessment. The Company has recently upgraded its internal business system to address the Year 2000 issue and has initiated discussions with its suppliers, financial institutions, and other organizations to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems impact the Company's operations. The scheduled completion date for the Company's efforts to address the Year 2000 issue is July 1999. Management presently believes that the Year 2000 issue will not have a material impact on the Company's earnings or its ability to conduct its business. However, there can be no assurance that the systems of other organizations that impact the Company's operations also will be made compliant or that any such failure in compliance by another company would not have an adverse effect on the Company's operations.

Cautionary Statement
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Among other things, they regard the Company's earnings, liquidity, financial condition, and certain operational matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such "forward-looking statements":
(1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein; (2) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth competition, and certain cost increases; or (3) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

Item 8.       Financial Statements and Supplementary Data
------        -------------------------------------------



                                    I N D E X
                                    ---------


o    Independent Auditors' Report.


o    Financial Statements:
        Balance sheets, March 1, 1998 and March 2, 1997.

        Statements of operations for the years ended March 1, 1998, March 2, 1997, and March 3, 1996.

        Statements of stockholders' equity for the years ended March 1, 1998, March 2, 1997, and March 3, 1996.

        Statements of cash flows for the years ended March 1, 1998, March 2, 1997, and March 3, 1996.

        Notes to financial statements.


o    Schedule  for the years  ended March 1, 1998,  March 2, 1997,  and March 3,
     1996:

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SI Handling Systems, Inc. as of March 1, 1998 and March 2, 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended March 1, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/ KPMG Peat Marwick LLP

                                            KPMG Peat Marwick LLP


Allentown, PA
April 30, 1998

SI HANDLING SYSTEMS, INC.
Balance Sheets
March 1, 1998 and March 2, 1997
     (In Thousands, Except Share Data)

                                                     1998               1997
                                                   ---------         ---------

Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits..............................   $    752             1,852
   Short-term investments.......................          -             3,741
                                                     ------            ------
     Total cash, cash equivalents, and
         short-term investments.................        752             5,593
                                                     ------            ------

Receivables:
   Trade........................................      8,830             3,900
   Notes and other receivables..................         51               719
                                                     ------            ------
     Total receivables..........................      8,881             4,619
                                                     ------            ------

Costs and estimated earnings in excess
   of billings..................................      6,774             1,640
                                                     ------            ------

Inventories:
   Finished goods and work-in-process...........      1,578             1,151
   Raw materials................................        920               814
                                                     ------            ------
     Total inventories..........................      2,498             1,965
                                                     ------            ------

Deferred income tax benefits....................        435               372
Prepaid expenses and other current assets.......        162               173
                                                     ------            ------

     Total current assets.......................     19,502            14,362
                                                     ------            ------

Property, plant and equipment, at cost:
   Land.........................................         27                27
   Buildings and improvements...................      3,387             3,358
   Machinery and equipment......................      4,180             3,717
                                                     ------            ------
                                                      7,594             7,102
   Less:  accumulated depreciation..............      6,131             5,801
                                                     ------            ------
     Net property, plant and equipment..........      1,463             1,301
                                                     ------            ------

Deferred income tax benefits....................        175               214
Investment in joint venture.....................      1,027               606
Other assets, at cost less accumulated
   amortization of $78 in 1998 and
   $67 in 1997..................................         52                64
                                                     ------            ------

     Total assets...............................    $22,219            16,547
                                                     ======            ======






                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Balance Sheets
March 1, 1998 and March 2, 1997
   (In Thousands, Except Share Data)

                                                        1998             1997
                                                      ---------       ---------

Liabilities And Stockholders' Equity
------------------------------------

Current liabilities:
   Revolving credit loan payable to bank...........   $  1,000               -
   Current installments of long-term debt..........          8              12
   Accounts payable................................      4,044           2,056
   Customers' deposits and billings in excess
     of costs and estimated earnings...............      2,218           2,752
   Accrued salaries, wages, and commissions........      1,495             778
   Income taxes payable............................        380             442
   Accrued royalties payable.......................        432             427
   Accrued other liabilities.......................        960             870
                                                        ------          ------
       Total current liabilities...................     10,537           7,337
                                                        ------          ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Mortgage payable..............................         26              35
                                                        ------          ------
       Total long-term debt........................         26              35
   Deferred compensation...........................        190             132
                                                        ------          ------
       Total long-term liabilities.................        216             167
                                                        ------          ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued 3,711,826 shares
     in 1998 and 3,690,327 shares in 1997..........      3,712           3,690
   Additional paid-in capital......................      2,645           2,522
   Retained earnings...............................      5,109           2,831
                                                        ------          ------
       Total stockholders' equity..................     11,466           9,043
                                                        ------          ------

       Total liabilities and stockholders' equity...   $22,219          16,547
                                                        ======          ======


















                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Statements Of Operations
Years Ended March 1, 1998, March 2, 1997, and March 3, 1996
   (In Thousands, Except Per Share Data)

                                               1998         1997          1996
                                            ---------    ---------     ---------
Net sales...............................    $ 47,631       24,000       25,786
Cost of sales...........................      37,488       16,823       19,434
                                              ------       ------       ------
   Gross profit on sales................      10,143        7,177        6,352
                                              ------       ------      -------

Selling, general and administrative
   expenses.............................       6,672        5,474        5,153
Net income associated with
   the AGV Asset Purchase Agreement.....           -            -      (   436)
Product development costs...............         287          277          395
Interest expense........................          20           12           17
Interest income.........................   (     123)     (   236)     (   175)
Equity in income of joint venture.......   (     421)     (    76)     (   279)
Other income, net.......................   (     394)     (   327)     (   160)
                                              ------       ------       ------
                                               6,041        5,124        4,515
                                              ------       ------       ------

Earnings before income taxes............       4,102        2,053        1,837
Income tax expense......................       1,490            -          212
                                              ------       ------       ------

   Net earnings.........................   $   2,612        2,053        1,625
                                              ======       ======       ======


Basic earnings per share*............... $       .70          .56          .44
                                           =========       ======       ======

Diluted earnings per share*............. $       .70          .55          .44
                                           =========       ======       ======

* On October 14, 1997, the Board of Directors declared a three-for-two stock split that was distributed on November 10, 1997 to shareholders of record on October 27, 1997. On July 18, 1995, the Board of Directors declared a three-for-two stock split that was distributed on August 11, 1995 to shareholders of record on July 31, 1995. Basic earnings per share for all periods presented reflect the three-for-two stock splits and are based on the weighted average number of shares outstanding. Diluted earnings per share for all periods presented reflect the three-for-two stock splits and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options and phantom stock units.











                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Statements Of Stockholders' Equity
Years Ended March 1, 1998, March 2, 1997, and March 3, 1996
    (In Thousands, Except Share And Per Share Data)

                                                                      Additional  Retained                  Total
                                                             Common    Paid-In    Earnings    Treasury   Stockholders'
                                                             Stock     Capital    (Deficit)    Stock        Equity
                                                            --------  ----------  --------   ----------  ------------
Balance at February 26, 1995 ............................   $ 2,501      3,703     (   17)      (262)        5,925
Issuance of 1,236,739 common shares in connection with
   three-for-two stock split of November 10, 1997 .......     1,237     (1,237)         -          -             -
                                                              -----      -----      -----        ---        ------
Balance at February 26, 1995 as adjusted ................     3,738      2,466     (   17)      (262)        5,925

Net earnings ............................................         -          -      1,625          -         1,625
Dividends declared - $.04 per share cash dividend .......         -          -     (  164)         -       (   164)
Dividends paid to stockholders for fractional shares
   in connection with three-for-two stock split .........         -     (    1)         -          -       (     1)
Acquisition of 3,162* treasury shares ...................         -          -          -      ( 25)       (    25)
Retirement of 27,644* common shares held in treasury ....    (   28)    (   41)    (  119)      188              -
Repurchase and retirement of 48,600 common shares .......    (   49)    (   31)    (  128)        -        (   208)
Sale of 14,574* treasury shares in connection
   with employee incentive stock option plan ............         -          -     (   41)       99             58
                                                              -----      -----      -----       ---
Balance at March 3, 1996 ................................     3,661      2,393      1,156         -          7,210

Net earnings ............................................         -          -      2,053         -          2,053
Dividends declared - $.07 per share cash dividend .......         -          -     (  244)        -        (   244)
Acquisition and retirement of 19,221 common shares ......    (   19)    (   13)    (  134)        -        (   166)
Sale of 47,668 common shares in connection
   with employee incentive stock option plan ............        48        142          -         -            190
                                                              -----      -----      -----       ---         ------
Balance at March 2, 1997 ................................     3,690      2,522      2,831         -          9,043

Net earnings ............................................         -          -      2,612         -          2,612
Dividends declared - $.07 per share cash dividend .......         -          -     (  246)        -        (   246)
Dividends paid to stockholders for fractional
   shares in connection with three-for-two stock split ..         -     (    2)         -         -        (     2)
Acquisition and retirement of 8,064 common shares.......     (    8)    (    5)    (   88)      ---        (   101)
Sale of 29,563 common shares in connection
   with employee incentive stock option plan ............        30        130          -         -            160
                                                              -----      -----      -----       ---         ------
Balance at March 1, 1998 ................................   $ 3,712      2,645      5,109         -         11,466
                                                              =====      =====      =====       ===         ======

* Treasury share transactions have not been adjusted since additional shares were not issued for treasury shares in connection with the three-for-two stock splits of November 10, 1997 and August 11, 1995.

                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Statements Of Cash Flows
Years Ended March 1, 1998, March 2, 1997, and March 3, 1996 (In Thousands)

                                                    1998       1997       1996
                                                  --------   --------   --------
Cash flows from operating activities:
   Net earnings ...............................   $ 2,612      2,053      1,625
   Adjustments to reconcile net earnings
     to net cash provided (used) by
     operating activities:
       Depreciation of plant and equipment ....       330        340        415
       Amortization of intangibles and
         deferred costs .......................        11         10         10
       Loss (gain) on disposition and
         write-off of equipment ...............    (    3)    (    1)        90
       Equity in income of joint venture ......    (  421)    (   76)    (  279)
   Changes in operating assets and liabilities:
       Receivables ............................    (4,262)    (1,586)     3,768
       Costs and estimated earnings
         in excess of billings ................    (5,134)       163     (  403)
       Inventories ............................    (  533)    (  203)        83
       Deferred income tax benefits ...........    (   24)    (  286)    (   58)
       Prepaid expenses and other
         current assets .......................        11     (   32)       125
       Other noncurrent assets ................         1          5          1
       Accounts payable .......................     1,988        514     (  844)
       Customers' deposits and billings
         in excess of costs and estimated
         earnings .............................    (  534)     1,640     (  313)
       Accrued salaries, wages, and
         commissions ..........................       717     (  151)       476
       Income taxes payable ...................    (   62)       167        268
       Accrued royalties payable ..............         5     (  166)    (   27)
       Accrued other liabilities ..............        90        131     (  895)
       Deferred compensation ..................        58         31          7
                                                    -----      -----      -----
   Net cash provided (used) by
     operating activities .....................    (5,150)     2,553      4,049
                                                    -----      -----      -----

Cash flows from investing activities:
   Purchase of short-term investments .........    (1,473)    (7,047)    (2,414)
   Sale of short-term investments .............     5,214      5,720          -
   Proceeds from the disposition of
     property, plant and equipment ............         3          1        170
   Additions to property, plant and
     equipment ................................    (  492)    (  468)    (  178)
                                                    -----      -----      -----
   Net cash provided (used) by
     investing activities .....................     3,252     (1,794)    (2,422)
                                                    -----      -----      -----

SI HANDLING SYSTEMS, INC.
Statements Of Cash Flows (Continued)
Years Ended March 1, 1998, March 2, 1997, and March 3, 1996 (In Thousands)

                                                    1998       1997       1996
                                                  --------   --------   --------
Cash flows from financing activities:
   Repayment of long-term debt.................    (   13)    (   22)    (   23)
   Sale of treasury stock in connection
     with employee incentive stock option plan          -          -         33
   Sale of common stock in connection
     with employee incentive stock option plan          59        24          -
   Dividends paid on common stock .............     (  246)   (  244)    (  164)
   Dividends paid to stockholders for
     fractional shares in connection with
     three-for-two stock split.................     (    2)        -     (    1)
   Repurchase and retirement of
     common stock .............................          -         -     (  208)
   Increase in (repayment of) revolving
     credit loan payable to bank ..............      1,000         -     (  500)
                                                     -----     -----      ------
   Net cash provided (used) by
     financing activities .....................        798    (  242)    (  863)
                                                     -----     -----      -----


Increase (decrease) in cash and cash
   equivalents ................................     (1,100)      517        764
Cash and cash equivalents,
   beginning of year ..........................      1,852     1,335        571
                                                     -----     -----      -----
Cash and cash equivalents,
   end of year.................................    $   752     1,852      1,335
                                                     =====     =====      =====























                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements
March 1, 1998 and March 2, 1997


(1)  Description of Business and Summary of Significant Accounting Policies
---  ----------------------------------------------------------------------

Description of Business and Concentration of Credit Risk
--------------------------------------------------------
   SI Handling  Systems,  Inc. (the  "Company" or "SI") is a systems  integrator that supplies  automated  materials  handling  systems to  manufacturing,  order
selection,  and  distribution  operations.   The  systems  are  designed,  sold,
manufactured,  installed,  and  serviced  by the  Company  or by others  for the
Company, at its direction, generally as labor-saving devices to improve productivity and reduce costs. The Company's products are utilized to automate the movement of products and are often integrated with other automated equipment, such as robots. The Company's systems involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. The Company develops and designs computer control programs required for the efficient operation of the systems.
   Although the Company is not dependent on any single customer, much of its revenue is derived from contracts to design, manufacture, and install large-scale materials handling systems for major North American corporations and the federal government. In fiscal 1998, one customer accounted for revenues of $17,513,000. In fiscal 1997, one customer accounted for revenues of $4,249,000. In fiscal 1996, two customers accounted for revenues of $8,735,000 and $4,671,000, respectively.
   The Company's systems are sold on a fixed price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has met contractual specifications. As of March 1, 1998, two customers owed the Company $2,734,000 and $1,889,000, respectively, in trade receivables. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the
Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

Fiscal Year
-----------
   The Company's fiscal year ends on the Sunday nearest to the last day of February. The fiscal years ended March 1, 1998, March 2, 1997, and March 3, 1996 were 52, 52, and 53 weeks, respectively.

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

Property, Plant and Equipment
-----------------------------
   Plant and equipment generally are depreciated, for financial statement purposes, on the straight-line method over the estimated useful lives of individual assets; whereas accelerated methods of depreciation are used for certain items for tax purposes. The ranges of lives used in determining depreciation rates for buildings and improvements and machinery and equipment are 15-40 years and 3-7 years, respectively. Maintenance and repairs are charged to operations; betterments and renewals are capitalized. Upon sale or retirement of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and the resultant gain or loss, if any, is credited or charged to earnings.

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

Sales Contracts
---------------
   Profits on sales contracts are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the total contract price is accrued, which is allocable to contract expenditures incurred and work performed, on the basis of the ratio of aggregate costs to date to the most recent estimate of total costs at completion. As these contracts may extend over one or more years, generally no more than two years, revisions in cost and profit estimates during the course of the

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


Sales Contracts (Continued)
---------------
work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

Product Development Costs
-------------------------
   The Company expenses product development costs as incurred.

Warranty
--------
   The Company's products are warranted against defects in materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs based upon a percentage of cost of sales.

Income Taxes
------------
   Under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Common Shares
-------------
   On October 14, 1997, the Board of Directors declared a three-for-two stock split that was distributed on November 10,1997 to shareholders of record on
October  27,  1997.  On July  18,  1995,  the  Board  of  Directors  declared  a three-for-two stock split that was distributed on August 11, 1995 to shareholders of record on July 31, 1995. All references throughout the financial statements to shares of common stock or per share amounts have been adjusted in all years to reflect these stock splits, except for treasury shares for which no additional shares were issued.

Stock-Based Compensation
------------------------
   The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.
   The Company also grants phantom stock units to its directors as deferred compensation. Such awards are redeemable in cash or the Company's common stock at the director's option and are accounted for in accordance with APB Opinion No. 25 as stock appreciation rights. Expense for the phantom stock unit plan was $17,000 and $5,000, respectively in fiscal 1998 and 1997.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


Earnings Per Share
------------------
   Basic and diluted earnings per share for fiscal years 1998, 1997, and 1996 have been adjusted to reflect the three-for-two stock splits of November 1997 and August 1995 and are based on the weighted average number of shares outstanding. In addition, diluted earnings per share reflect the effect of dilutive securities which include phantom stock units, and the shares that would be outstanding assuming the exercise of dilutive stock options. The number of shares that would be issued from the exercise has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock.
   The following table sets forth the computation of basic and diluted earnings per share:

                            Basic Earnings  Effect of Dilutive  Diluted Earnings
                               Per Share         Securities        Per Share
                            --------------  ------------------  ----------------
1998
----
Income
  numerator..............    $2,612,000 (1)        11,000        $2,623,000 (5)
Shares
  denominator............     3,705,590            50,005 (2)     3,755,595
                              ---------                           ---------
Per share
  amount.................           .70                                 .70
                              =========                           =========

1997
----
Income
  numerator..............     2,053,000 (1)         3,000         2,056,000 (5)
Shares
  denominator............     3,677,577            34,844 (3)     3,712,421
                              ---------                           ---------
Per share
  amount.................           .56                                 .55
                              =========                           =========

1996
----
Income
  numerator..............     1,625,000 (1)                       1,625,000
Shares
  denominator............     3,694,808            19,276 (4)     3,714,084
                              ---------                           ---------
Per share
  amount.................           .44                                 .44
                              =========                           =========

(1) Income available to common shareholders.
(2) Includes 42,879 stock options and 7,126 phantom stock units.
(3) Includes 33,831 stock options and 1,013 phantom stock units.
(4) Consists of 19,276 stock options.
(5) Income available to common shareholders plus assumed conversions.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


Recently Issued Accounting Pronouncements
-----------------------------------------
     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. Both SFAS No. 130 and No. 131 are effective for financial statements for fiscal years beginning after December 15, 1997. It is not expected that the adoption of either of these statements will have a material impact on the Company's financial statements. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements, eliminates unnecessary disclosures and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 supersedes the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company plans to adopt this statement in its fiscal 1999 Annual Report as required.


(2)  Uncompleted Contracts
---  ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows (in thousands):

                                                   March 1, 1998   March 2, 1997
                                                   -------------   -------------
Costs and estimated earnings on
   uncompleted contracts.........................     $ 47,892         18,317
Less:  billings to date..........................       43,336         19,429
                                                        ------         ------
                                                      $  4,556        ( 1,112)
                                                        ======         ======
Included in accompanying balance
   sheets under the following captions:
     Costs and estimated earnings in excess
       of billings...............................     $  6,774          1,640
     Customers' deposits and billings in
       excess of costs and estimated earnings....      ( 2,218)       ( 2,752)
                                                        ------         ------
                                                      $  4,556        ( 1,112)
                                                        ======         ======

   There were no retainages included in accounts receivable at March 1, 1998 and March 2, 1997.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(3)  Revolving Credit Loan
---  ---------------------

A summary of the revolving credit loan payable to bank is as follows (in thousands):

                                                              March      March
                                                             1, 1998    2, 1997
                                                            ---------  ---------

Revolving credit loan payable to bank..................      $ 1,000         -
                                                               =====     =====

   The Company has a $5,000,000 committed revolving credit facility. Interest on the credit arrangement is at the lender's prime rate of interest (8.50% as of March 1, 1998) or quoted money market rates. No compensating demand deposit balances are required to be maintained regarding the credit arrangement. The credit arrangement contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during fiscal 1998. The credit arrangement is secured by a lien position on accounts receivable, land, and buildings. Currently, the committed revolving credit facility has an expiration date of August 31, 2000.


(4)  Long-Term Debt and Compensating Balances
---  ----------------------------------------

A summary of long-term debt follows (in thousands):

                                                              March      March
                                                             1, 1998    2, 1997
                                                            ---------  ---------

Mortgage payable.........................................    $    34         47
Less:  current installments of long-term debt............          8         12
                                                               -----      -----
                                                             $    26         35
                                                               =====      =====

   The mortgage bears an interest rate of 5.0%, is secured by the land and buildings with a depreciated cost of $527,000 at March 1, 1998, and is payable through October 2001.
   Principal payments of long-term debt in each of the next five years from March 1, 1998 under terms of the existing agreement is as follows (in thousands):

            1999         2000         2001         2002         2003
            ----         ----         ----         ----         ----
            $  8           10           10            6            -
             ===          ===          ===          ===          ===

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(5)  Capital Stock Options
---  ---------------------

   The following is a summary of options available for grant and changes in options outstanding under the Company's 1982 and 1992 Incentive Stock Option Plans ("ISOP") and 1997 Equity Compensation Plan ("ECP") in fiscal years 1998, 1997, and 1996:

                                                                                              1997
                                     1982 ISOP                        1992 ISOP               ECP       TOTAL
                           ----------------------------    -----------------------------    -------   ---------
Option price*.........   $   1.97       2.47       4.94       4.36       5.33       6.33     13.33
                           ======     ======     ======     ======     ======     ======     =====

Options outstanding
   as of
   February 26, 1995..     18,247     44,059     51,412          -     41,063          -         -     154,781
Changes in 1996:
   Granted............          -          -          -     17,100          -          -         -      17,100
   Exercised..........    ( 9,586)   (15,783)         -          -          -          -         -    ( 25,369)
   Lapsed.............    ( 8,661)   ( 1,237)   (12,375)         -    ( 2,812)         -         -    ( 25,085)
                           ------     ------     ------     ------     ------     ------    ------     -------

Options outstanding
   as of
   March 3, 1996......          -     27,039     39,037     17,100     38,251          -         -     121,427
Changes in 1997:
   Granted............          -          -          -          -          -     45,300         -      45,300
   Exercised..........          -    (19,614)   (17,479)   ( 1,575)   ( 9,000)         -         -    ( 47,668)
   Lapsed.............          -    ( 7,425)   (   562)         -          -          -         -    (  7,987)
                           ------     ------     ------     ------     ------     ------    ------     -------

Options outstanding
   as of
   March 2, 1997......          -          -     20,996     15,525     29,251     45,300         -     111,072
Changes in 1998:
   Granted............          -          -          -          -          -          -    58,800      58,800
   Exercised..........          -          -    ( 8,058)   ( 2,250)   (11,535)   ( 7,727)        -    ( 29,570)
   Lapsed.............          -          -    (12,938)         -          - (      750)        -    ( 13,688)
                           ------     ------     ------     ------     ------     ------    ------     -------

Options outstanding
   as of
   March 1, 1998......          -          -          -     13,275     17,716     36,823    58,800     126,614
                           ======     ======     ======     ======     ======     ======    ======     =======

*The option prices and number of options have been adjusted to reflect the three-for-two stock splits of August 11, 1995 and November 10, 1997.

   Under the Company's Incentive Stock Option Plans, officers and key employees have been granted options to purchase common shares at the approximate market price at the date of grant. Options become exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options are fully exercisable. Currently, all options have a term of five years. The plans, approved in 1982 and 1992, also authorize stock appreciation rights; however, none have been issued.
   The 1982 Incentive Stock Option Plan expired in June, 1992; however, prior to its expiration, options for 350,017 shares were available for grant. Currently, there are no options outstanding under this plan.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(5)  Capital Stock Options (Continued)
---  ---------------------

   In July, 1992, the shareholders adopted the 1992 Incentive Stock Option Plan which will expire in July, 2002. The terms of the 1992 Plan are essentially the same as the terms of the 1982 Plan except that 112,500 shares were authorized for issuance under the 1992 Plan. Currently, 67,814 options are outstanding under this plan.
   In July, 1997, the shareholders adopted the 1997 Equity Compensation Plan ("ECP") which will expire in July, 2007. The ECP provides for grants of stock options, restricted stock, and stock appreciation rights to selected employees, key advisors who perform valuable services to the Company, and directors of the Company. In addition, the ECP provides for grants of performance units to employees and key advisors. The ECP authorizes up to 412,500 shares of common stock for issuance pursuant to the terms of the plan. Under the Company's ECP, officers and key employees have been granted options to purchase common shares at the approximate market price at the date of grant. Options become exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options are fully exercisable. Currently, 58,800 options are outstanding under the plan, and all options have a term of five years.
   The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25; however, additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation," is included below. No compensation expense was recognized on options granted during fiscal years 1998, 1997, and 1996 in the financial statements. If the Company had elected to recognize stock-based compensation expense based on the fair value of granted options at the grant date (as determined under SFAS No. 123), net earnings (in thousands) and basic earnings per share for the fiscal years ended March 1, 1998, March 2, 1997, and March 3, 1996 would have been as follows:

                                                1998          1997        1996
                                               ------       -------      ------
Net earnings     As reported.............      $2,612        2,053        1,625
                 Pro forma...............       2,556        2,026        1,620

Basic earnings   As reported.............      $  .70          .56          .44
   per share     Pro forma...............         .69          .55          .44


   The above pro forma net earnings and basic earnings per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. In order to perform this calculation, the following assumptions were made for fiscal years 1998, 1997, and 1996, respectively: dividend yields of .5%, 1.05%, and 1.02%; risk-free interest rates of 5.78%, 6.38%, and 6.24%; expected volatilities of 35.5%, 36.0%, and 38.2%;
and an expected holding period of four years.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(6)  Employee Benefit Plans
---  ----------------------

   The Company maintains a defined benefit plan for employees covered by its collective bargaining agreement. Retirement benefits are based on the employee's years of service multiplied by the appropriate monthly benefit amount. The Company's policy is to make an annual contribution to the Plan equal to the amount required by ERISA, subject to the full funding limitation of ERISA.
   The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over 30 years. The net periodic pension expense for fiscal years 1998, 1997, and 1996, includes the following components (in thousands):


                                                         1998     1997     1996
                                                        ------   ------   ------
Service cost - benefits earned during the period......  $  89      72       73
Interest cost on projected benefit obligation.........    129     113      105
Actual return on assets...............................   (676)   (517)    (452)
Amortization of unrecognized net assets and
     other deferred amounts, net......................    571     413      351
                                                          ---     ---      ---
Net periodic pension expense..........................  $ 113      81       77
                                                          ===     ===      ===

     Actuarial assumptions used to develop the net periodic pension expense and the projected benefit obligation were:

                                                            As of November 30,
                                                         ----------------------
                                                         1997     1996     1995
                                                         ----     ----     ----
Discount rate.........................................   7.0%     7.0%     7.0%
Expected long-term rate of return on assets...........   8.5%     8.5%     8.5%

     The following table sets forth the Plan's funded status and amounts recognized in the Company's balance sheets (in thousands):


                                                     November 30,   November 30,
                                                         1997           1996
                                                     ------------   ------------
Plan assets at fair value, primarily
   listed stocks and bonds........................     $ 2,581          2,034
Projected benefit obligation......................       2,074          1,735
                                                         -----          -----
Plan assets in excess of
   projected benefit obligation...................         507            299
Unrecognized net gain.............................      (1,124)        (  604)
Prior service cost not yet recognized
   in net periodic pension cost...................         398            221
Unrecognized net transition asset being
   amortized over employee service lives..........      (   61)        (   83)
                                                         -----          -----
Net pension liability recognized
   in the Company's balance sheets................     $(  280)        (  167)
                                                         =====          =====

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(6)  Employee Benefit Plans (Continued)
---  ----------------------
   The Company has a multi-faceted defined contribution Retirement Savings Plan for employees not covered by its collective bargaining agreement. Salaried employees age 21 and above with at least one year of service are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company contributes 2% of base pay to each eligible salaried employee's account and, in addition, matches 50% of the first 4% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions in the form of cash in amounts determined annually by the Board of Directors. Total expense for the Retirement Savings Plan was $461,000, $307,000, and $301,000 for fiscal years 1998, 1997, and 1996, respectively.


(7)  Income Taxes
---  ------------

   The provision for income tax expense (benefit) consists of the following (in thousands):

                                                       1998      1997      1996
                                                     --------  -------   -------
Federal    -  current..............................  $ 1,236     223       197
           -  deferred.............................   (   12)   (223)     ( 58)
                                                       -----     ---       ---
                                                       1,224       -       139
                                                       -----     ---       ---

State      -  current..............................      278      63        73
           -  deferred.............................   (   12)   ( 63)        -
                                                       -----     ---       ---
                                                         266       -        73
                                                       -----     ---       ---
                                                     $ 1,490       -       212
                                                       =====     ===       ===


   A reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                                         1998      1997    1996
                                                       -------   -------  ------
Computed tax expense (benefit) at statutory
   rate of 34%.......................................  $ 1,395      698     625
     Increase (reduction) in taxes resulting from:
     State income taxes, net of federal benefit......      176        -      48
     Equity in earnings of joint venture.............   (  115)    ( 21)   ( 76)
     Change in the valuation allowance for
       deferred tax assets...........................        -     (770)   (541)
     Effect on change in state tax rate on
       deferred tax assets...........................        -        -      85
     Miscellaneous items.............................       34       93      71
                                                         -----     ----     ---
                                                       $ 1,490        -     212
                                                         =====     ====     ===

   The significant components of deferred income tax expense (benefit) are as follows (in thousands):

                                                         1998      1997    1996
                                                       -------   -------  ------
Deferred tax expense (benefit)
   (exclusive of change in valuation allowance)......  $(   24)    484      483
Increase (decrease) in the valuation allowance
   for deferred tax assets...........................        -    (770)    (541)
                                                         -----     ---      ---
                                                       $(   24)   (286)    ( 58)
                                                         =====     ===      ===

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(7)  Income Taxes  (Continued)
---  ------------

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 1, 1998 and March 2, 1997 are presented below (in thousands):

                                                              1998       1997
                                                            --------   --------
Deferred tax assets:
   Net operating and built in loss carryforward..........   $   388        432
   Inventories, principally due to book reserves
     not yet deductible for tax purposes, and
     additional costs inventoried for tax purposes
     pursuant to uniform capitalization rules............       468        382
   Accruals for other book costs, not yet deductible
     for tax purposes....................................       435        407
                                                              -----      -----
       Total gross deferred tax assets...................     1,291      1,221
       Less valuation allowance..........................       503        503
                                                              -----      -----
       Net deferred tax assets...........................       788        718
                                                              -----      -----

Deferred tax liabilities:
   Plant and equipment, principally due to
     differences in depreciation.........................    (   61)    (   40)
   Other.................................................    (  117)    (   92)
                                                              -----      -----
       Total gross deferred tax liabilities..............    (  178)    (  132)
                                                              -----      -----
       Net deferred tax assets...........................   $   610        586
                                                              =====      =====

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 1, 1998.


(8)  Settlement of Litigation
---  ------------------------

Apogee Robotics
---------------
   During fiscal 1995, the Company announced the sale of its Automated Guided Vehicle ("AGV") systems product line to Apogee Robotics, Inc. ("Apogee"). Litigation regarding the closing ensued between the Company and Apogee; however, the Company negotiated a Settlement Agreement during fiscal 1996 with Apogee which provided the following: during fiscal 1996, the Company paid Apogee $150,000 and returned the 100,000 Apogee preferred shares that the Company held; Apogee transferred any right, title or interest it may have had in the Company's AGV assets to the Company and disclaimed any interest in the assets; and the parties released all claims that they may have had against each other.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(8)  Settlement of Litigation (Continued)
---  ------------------------

Apogee Robotics (Continued)
---------------
   During fiscal 1995, net expense of $525,000 associated with the rescinded sale transaction and the AGV product line were included on the Company's statement of operations. During fiscal 1996, the Company recognized net income of $436,000 associated with the settlement of the rescinded sale transaction. The net income included the impact of the favorable and expeditious resolution of the Apogee dispute where the terms and legal costs associated with the settlement were substantially more favorable than provided in the prior year.
   The Company has accepted and completed one new AGV systems contract since October 6, 1994, the closing date of the failed sale of the AGV business to Apogee, and has completed all the AGV contracts existing at that time. The Company is continuing the sale of parts and other services relative to AGV systems. Net sales from the AGV systems product line were $993,000, $1,557,000, and $1,795,000 in fiscal years 1998, 1997, and 1996, respectively.

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


(9)    Contingencies
---    -------------

   The Company is guarantor (not to exceed $1,000,000) of one-half of SI/BAKER's borrowings under its line of credit, which had an outstanding balance of $900,000 at February 28, 1998.
   The Company is presently engaged in certain legal proceedings which management believes present no significant risk of material loss to the Company.


(10)   Commitments
----   -----------

   Total rental expense, including short-term leases, in fiscal years 1998, 1997, and 1996, approximated $81,000, $81,000, and $83,000, respectively.
   Future minimum rental commitments at March 1, 1998 under all operating, noncancelable leases, primarily for facilities, are as follows (in thousands):

                         1999.............$28
                         2000.............  4

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(10)   Commitments (Continued)
----   -----------
     In fiscal 1997, the Company entered into a licensing agreement which requires payment of royalties based on the number of machines sold, with minimum royalties each year through fiscal year 2002. Future minimum royalties payable are as follows (in thousands):

                         1999............ $40
                         2000............  25
                         2001............  25
                         2002............  25


(11)   Cash Flow Information
----   ---------------------

     Supplemental disclosures of cash flow information for fiscal years 1998, 1997, and 1996 are as follows (in thousands, except share data):

                                                     1998       1997      1996
                                                   =======    =======   =======
Supplemental disclosures of cash flow
  information:
     Cash paid during the year for:
       Interest..............................      $    11         4         12
                                                     -----     -----      -----
       Income taxes..........................      $ 1,576       119          2
                                                     =====     =====      =====

Supplemental disclosures of noncash
  financing activities:
     Issuance of 6,600 common shares
       held in treasury in exchange for
       3,162 common shares delivered to
       treasury by officer in connection
       with employee incentive stock
       option plan...........................      $     -         -         25
                                                     =====     =====      =====

     Issuance of 41,146 common  shares
       in exchange for 19,221 common
       shares delivered to the Company
       by officers in connection with employee
       incentive stock option plan...........      $     -       134          -
                                                     =====     =====      =====

     Issuance of 18,225 common shares
       in exchange for 8,064 common
       shares delivered to the Company
       by officers in connection with the
       employee incentive stock option plan..      $    88         -          -
                                                     =====     =====      =====

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(12)   Joint Venture
----   -------------

   The Company has entered into various transactions with SI/BAKER as follows:

                                                             March        March
                                                            1, 1998      2, 1997
                                                            -------      -------
SI/BAKER, INC., 50% owned by the Company:
Balance Sheets Data (in thousands) -
   Amount included in notes and other receivables........   $    51        342
   Amount included in costs and estimated
     earnings in excess of billings......................        14         51
   Investment in SI/BAKER................................     1,027        606

                                                             Fiscal Year Ended
                                                           --------------------
                                                            1998    1997   1996
                                                           ------  -----  -----
Statements of Operations Data (in thousands) -
   Systems and services sold under various
     subcontracts........................................  $1,120  2,355   770
   Reimbursement for administrative and other
     services provided...................................      98    108   106
   Other income, net.....................................     400    348   188

   Information pertaining to the Company's investment in the SI/BAKER joint venture is as follows (in thousands):


Balance at February 26, 1995..........................................   $  251
Equity in net earnings................................................      279
                                                                          -----
Balance at March 3, 1996..............................................      530
Equity in net earnings................................................       76
                                                                          -----
Balance at March 2, 1997..............................................      606
Equity in net earnings................................................      421
                                                                          -----
Balance at March 1, 1998..............................................   $1,027
                                                                          =====


   Undistributed earnings of SI/BAKER (less related deferred tax expenses) at March 1, 1998 and March 2, 1997 were $853,000 and $472,000, respectively.

   Summary financial information and operating results for the SI/BAKER joint venture are set forth in the following table (in thousands):

                                                          February     February
                                                          28, 1998     28, 1997
                                                          --------     --------
Current assets.........................................    $7,028        6,825
Property, plant and equipment..........................        61           65
Other assets...........................................       330          366
Current liabilities....................................     5,254        5,991
Long-term liabilities..................................       111           54
                                                            -----        -----
Net assets.............................................    $2,054        1,211
                                                            =====        =====

                                                       Fiscal Year Ended
                                                -------------------------------
                                                  1998        1997        1996
                                                -------      ------      ------
Net sales....................................   $19,979      17,388       9,382
                                                 ======      ======      ======

Net earnings.................................   $   843         151         557
                                                 ======      ======      ======

SI HANDLING SYSTEMS, INC.                                            Schedule II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 1, 1998, March 2, 1997, and March 3, 1996
 (In Thousands)

                                                                Additions
                                                   Balance At   Charged To                 Balance
                                                   Beginning    Costs And                  At End
                                                    Of Year     Expenses     Deductions    Of Year
                                                   ----------   ----------   ----------   ---------
Year ended March 1, 1998:
     Reserve for inventory loss.................     $  745        71            26 (a)      790 (b)
     Reserve for product warranty...............        180        75 (c)       180 (d)       75 (e)
     Allowance for doubtful receivables.........          -        35            35            -
                                                      -----       ---         -----        -----
                                                     $  925       181           241          865
                                                      =====       ===         =====        =====

Year ended March 2, 1997:.......................
     Reserve for inventory loss.................     $1,713        23           991 (a)      745 (b)
     Reserve for product warranty...............         47       322 (c)       189 (d)      180 (e)
     Allowance for doubtful receivables.........          -        32            32            -
                                                      -----       ---         -----        -----
                                                     $1,760       377         1,212          925
                                                      =====       ===         =====        =====

Year ended March 3, 1996:
     Reserve for inventory loss.................     $1,605       188            80 (a)   1,713 (b)
     Reserve for product warranty...............         93         - (c)        46 (d)      47 (e)
     Allowance for doubtful receivables.........          -         -             -           -
                                                      -----       ---         -----       -----
                                                     $1,698       188           126       1,760
                                                      =====       ===         =====       =====


(a)  Inventory  items  disposed of net of salvage  proceeds.
(b)  Allowance  is reflected in the net inventory on the balance sheet.
(c) These costs include materials and incidental costs but exclude any services.
(d)  Payments of warranty costs and reversal of unused expired warranty reserve.
(e)  Included in accrued other liabilities.

                                       42

                                    PART III
                                    --------


   Part III, except for certain information relating to Executive Officers listed below, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 1, 1998, a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

Executive Officers of the Registrant
   The names, ages, and offices with the Company of its executive officers are as follows:


       Name            Age                    Office
       ----            ---                    ------
Leonard S. Yurkovic     60    President and Chief Executive

Kenneth D. Buck         45    Vice President - Corporate Services

William J. Casey        54    Vice President - Production & Assembly
                                   Systems

David A. Clark          41    Vice President - Warehousing & Distribution
                                  Systems

Barry V. Mack           55    Vice President - Finance, Chief Financial Officer,
                                   and Treasurer

James L. Thatcher       54    Vice President - Manufacturing & Assembly
                                 Services and Customer & Software Services

Ronald J. Semanick      37    Secretary


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

   Mr. Mack was appointed Vice President-Finance, Chief Financial Officer, and Treasurer on January 13, 1994 and previously held the position of Controller. Prior to joining the Company in 1980 as Manager of Financial Accounting, Mr. Mack was employed as Financial Manager at the Coca-Cola Bottling Company of the Lehigh Valley, and as an Assistant Controller within Harris Corporation's Printing Equipment Division.
   Mr. Thatcher was appointed Vice President-Manufacturing & Assembly Services and Customer & Software Services on July 18, 1995 and previously held the position of Vice President-Operations. He has served the Company in several key positions including Director-Operations, Project Engineer, Project Manager, and Director-Customer Service. He joined the Company in August 1970 as an engineer.
   Mr. Semanick was appointed Secretary of the Company by the Board of Directors on July 13, 1994. Currently, Mr. Semanick is the Company's Controller and previously held the positions of Manager of Financial Accounting and Senior Financial Accountant. Prior to joining the Company in 1985 as a Financial Accountant, Mr. Semanick was employed as a Certified Public Accountant by Arthur Andersen & Company of Philadelphia, Pennsylvania.

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

       3.  Exhibits:
           3.1    Amended and Restated  Articles  (incorporated  by reference to
                  Exhibit 3.1 to Form 10-Q for the quarterly period ended August
                  31, 1997).
           3.2    Amended and  Restated  Bylaws  (incorporated  by  reference to
                  Exhibit 99.2 to the Company's  Registration  Statement on Form
                  S-8 [No. 333- 10181]).
           10.1   Revolving Credit  Agreement dated July 22, 1993  (Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.2   Amendment to Revolving  Credit  Agreement dated April 28, 1995
                  (incorporated by reference to Exhibit 10.2 to Annual Report on
                  Form 10-K for the fiscal year ended February 26, 1995).
           10.4   1992  Incentive  Stock  Option  Plan,  Amended  and  Restated,
                  Effective as of July 16, 1997*  (incorporated  by reference to
                  Exhibit  10.4 to Form  10-Q  for the  quarterly  period  ended
                  August 31, 1997).
           10.5   Executive Officer  Incentive Plan*  (incorporated by reference to Exhibit  10.5 to Annual  Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.6   Directors'   Deferred   Compensation  Plan*  (incorporated  by
                  reference  to  Exhibit  10.6  to  the  Company's  Registration
                  Statement on Form S-8 [No. 333-10181]).
           10.7   1997 Equity  Compensation Plan*  (incorporated by reference to
                  Exhibit 10.7 to the Company's  Registration  Statement on Form
                  S-8 [No. 333-36397]).
           11.1   Statement  regarding  computation of per share earnings (loss)
                  (see Note 1 of Notes to Financial Statements).
           21.1   Joint Venture of the Registrant  (incorporated by reference to
                  Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           23     Consent of Independent Auditors.
           27     Financial Data Schedule (in electronic format only).

           * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

   (b) Reports on Form 8-K.
       During the quarter ended March 1, 1998, no report on Form 8-K was filed.

   (c) Schedule A - SI/BAKER, INC. Financial Statements and Independent Auditors' Report Thereon.

                                                                      Schedule A










                                 SI/BAKER, INC.

                              Financial Statements
                     February 28, 1998 and February 28, 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors SI/BAKER, INC.:

   We have audited the accompanying balance sheets of SI/BAKER, INC. as of February 28, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SI/BAKER, INC. as of February 28, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 1998, in conformity with generally accepted accounting principles.

                                            /s/ KPMG Peat Marwick LLP

                                            KPMG Peat Marwick LLP


Allentown, Pennsylvania
April 30, 1998

SI/BAKER, INC.
Balance Sheets
February 28, 1998 and 1997
  (In Thousands, Except Share Data)

                                                             1998        1997
                                                           --------    --------
Assets
------

Current assets:
   Cash and cash equivalents, principally time deposits     $  388         484

   Receivables:
     Trade ............................................      2,881       1,618
     Other receivables ................................         51         122
                                                             -----       -----
       Total receivables ..............................      2,932       1,740
                                                             -----       -----

   Costs and estimated earnings in excess of billings .      3,263       4,111
   Inventories ........................................        118          36
   Deferred income tax benefits .......................        309         367
   Prepaid expenses and other current assets ..........         18          87
                                                             -----      ------
       Total current assets ...........................      7,028       6,825
                                                             -----       -----

   Machinery and equipment, at cost ...................        125         106
     Less: accumulated depreciation ...................         64          41
                                                             -----       -----
       Net machinery and equipment ....................         61          65
                                                             -----       -----

   Equipment leased to customer .......................        487         487
     Less:  accumulated depreciation ..................        249         127
                                                             -----       -----
       Net equipment leased to customer ...............        238         360
                                                             -----       -----

   Deferred income tax benefits .......................         35           6
                                                             -----       -----

   Other assets .......................................         57           -
                                                             -----       -----

         Total assets .................................     $7,419       7,256
                                                             =====       =====




















                 See accompanying notes to financial statements.

SI/BAKER, INC.
Balance Sheets
February 28, 1998 and 1997
  (In Thousands, Except Share Data)

                                                             1998        1997
                                                           --------    --------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Notes payable to bank...............................    $   900      1,750

   Accounts payable:
     Trade.............................................        930      1,920
     Affiliated companies..............................         97        356
                                                             -----      -----
       Total accounts payable..........................      1,027      2,276
                                                             -----      -----

   Customers' deposits and billings in excess
     costs and estimated earnings......................      1,740        779
   Accrued salaries, wages, and commissions............        413        253
   Income taxes payable................................         44          -
   Accrued royalties payable...........................        288        319
   Accrued product warranties..........................        799        463
   Accrued other liabilities...........................         43        151
                                                             -----      -----
       Total current liabilities.......................      5,254      5,991
                                                             -----      -----

Deferred compensation..................................        111         54
                                                             -----      -----

Stockholders' equity:
   Common stock, $1 par value; authorized 1,000
     shares; issued 200 shares.........................          -          -
   Additional paid-in capital..........................        200        200
   Retained earnings...................................      1,854      1,011
                                                             -----      -----
       Total stockholders' equity......................      2,054      1,211
                                                             -----      -----

       Total liabilities and stockholders' equity......    $ 7,419      7,256
                                                             =====      =====




















                 See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Operations
Fiscal Years Ended February 28, 1998, February 28, 1997, and February 29, 1996
  (In Thousands)

                                                      1998      1997      1996
                                                   ---------  --------  --------

Net sales........................................  $ 19,979    17,388     9,382
Cost of sales....................................    16,781    15,191     7,130
                                                     ------    ------     -----
   Gross profit on sales.........................     3,198     2,197     2,252
                                                     ------    ------     -----

Selling, general, and administrative expenses....       981     1,149       820
Product development costs........................         3       263       171
Royalty expense to parent companies..............       800       696       375
Interest income..................................   (    29)  (    41)  (    85)
Interest expense.................................       129        17         -
Other income, net................................   (   106)  (   144)  (    16)
                                                     ------    ------    ------
                                                      1,778     1,940     1,265
                                                     ------    ------    ------

Earnings before income taxes.....................     1,420       257       987
Income tax expense...............................       577       106       430
                                                     ------    ------    ------
     Net earnings................................  $    843       151       557
                                                     ======    ======    ======



                 See accompanying notes to financial statements.







SI/BAKER, INC.
Statements Of Stockholders' Equity
Fiscal Years Ended February 28, 1998, February 28, 1997, and February 29, 1996
  (In Thousands)

                                             Additional               Total
                                     Common   Paid-In    Retained  Stockholders'
                                      Stock   Capital    Earnings    Equity
                                     ------  ----------  --------  ------------
Balance at February 28,1995.......    $  -       200         303        503
Net earnings......................       -         -         557        557
                                       ---       ---       -----      -----
Balance at February 29, 1996......       -       200         860      1,060
Net earnings......................       -         -         151        151
                                       ---       ---       -----      -----
Balance at February 28, 1997......       -       200       1,011      1,211
Net earnings......................       -         -         843        843
                                       ---       ---       -----      -----
Balance at February 28, 1998......    $  -       200       1,854      2,054
                                       ===       ===       =====      =====


                 See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Cash Flows
Fiscal Years Ended February 28, 1998, February 28, 1997, and February 29, 1996
  (In Thousands)

                                                        1998     1997      1996
                                                      -------  -------   -------
Cash flows from operating activities:
   Net earnings................................       $   843      151      557
   Adjustments to reconcile net earnings to
     net cash provided (used) by operating
     activities:
       Depreciation of machinery and
         equipment and leased equipment........           145      145       12
   Changes in operating assets and liabilities:
     Receivables...............................        (1,192)  (1,217)     429
     Costs and estimated earnings in excess
       of billings.............................           848   (  698)  (3,142)
     Inventories...............................        (   82)  (   20)  (    3)
     Deferred income taxes.....................            29   (  218)  (  121)
     Prepaid expenses and other
       current assets..........................            69   (   82)       3
     Other assets..............................        (   57)       -        -
     Accounts payable..........................        (1,249)     398    1,292
     Customers' deposits and billings in excess
       of costs and estimated earnings.........           961   (  228)  (  565)
     Accrued salaries, wages, and
       commissions.............................           160   (   19)     150
     Income taxes payable......................            44   (  194)     188
     Accrued royalties payable.................        (   31)  (   65)     127
     Accrued product warranties................           336      330       42
     Accrued other liabilities.................        (  108)     110       24
     Deferred compensation.....................            57       54        -
                                                        -----    -----    -----
       Net cash provided (used) by
         operating activities..................           773   (1,553)  (1,007)
                                                        -----    -----    -----

Cash flows used in investing activities:
   Additions to machinery and equipment........        (   19)  (   31)  (   18)
   Equipment leased to customer................             -   (    9)  (  478)
                                                        -----    -----    -----
     Net cash used by investing activities.....        (   19)  (   40)  (  496)
                                                        -----    -----    -----

Cash flows provided by financing activities:
   Increase in (repayment of) notes
     payable to bank...........................        (  850)   1,750        -
                                                        -----    -----    -----

Increase (decrease) in cash and
   cash equivalents............................        (   96)     157   (1,503)
Cash and cash equivalents,
   beginning of year...........................           484      327    1,830
                                                        -----    -----    -----
Cash and cash equivalents,
   end of year.................................       $   388      484      327
                                                        =====    =====    =====

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
       Income taxes............................       $   479      564      363
                                                        =====    =====    =====
       Interest................................       $   126        9        -
                                                        =====    =====    =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Notes To Financial Statements
February 28, 1998 and 1997


Note 1:       Organization, Description of Business, and Summary of
-------       -----------------------------------------------------
              Significant Accounting Policies
              -------------------------------

Organization, Description of Business, and Concentration of Credit Risk
-----------------------------------------------------------------------
    During March, 1993, SI Handling Systems, Inc. and Automated Prescription Systems, Inc. formed a joint venture, SI/BAKER, INC. (the "Company" or "joint venture"). The joint venture draws upon the automated materials handling systems experience of SI Handling Systems, Inc. and the automated pill counting and dispensing products of Automated Prescription Systems, Inc. ("APS") to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
   The Company designs and installs computer controlled, fully automated, integrated systems for managed care pharmacy operations. The Company's systems are viewed as labor saving devices which address the issues of improved productivity and cost reduction. Systems can be expanded as customers' operations grow and they may be integrated with a wide variety of components to meet specific customer needs.
   Although the Company is not dependent on any single customer, much of its revenue is derived from contracts to design and install mail order pharmacy systems for North American corporations. In the fiscal year ended February 28, 1998, four customers accounted for revenues of $6,042,000, $3,045,000, $3,003,000, and $2,358,000, respectively. In the fiscal year ended February 28, 1997, three customers accounted for revenues of $5,153,000, $4,357,000, and $3,743,000, respectively. In the fiscal year ended February 29, 1996, five customers accounted for revenues of $2,719,000, $1,763,000, $1,522,000,
$1,484,000, and $1,167,000, respectively.
   The Company's systems are sold on a fixed price basis. Contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has met contractual specifications. As of March 1, 1998, two customers owed the Company $991,000 and $896,000, respectively. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general credit-worthiness of its customer base.

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

Equipment Leased To Customer
----------------------------
   Equipment leased to customer represents the accumulated costs associated with robotic, computer hardware, and prescription filling equipment that was leased to a customer during the first quarter of fiscal 1997. The lease, with an initial lease period of one year amounting to $139,000, also provides a series of three one-year renewal options by the lessee and a buyout provision at the end of the fourth year. The customer has exercised the first two one-year renewal options. The equipment is depreciated, for financial statement purposes, on the straight-line method over its estimated useful life of four years.

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

Warranty
--------
   The Company's products are warranted against defects in materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs based upon a percentage of net sales.

Product Development Costs
-------------------------
The Company expenses product development costs as incurred.

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Royalty Arrangement
-------------------
   During fiscal 1995, an amendment to the joint venture investment agreement was adopted to compensate each member company at a rate of 2% of gross sales for marketing and sales efforts on behalf of SI/BAKER, INC. The expense is included as Royalty expense to parent companies in the Company's Statements of Operations.
   The Company receives a royalty from Automated Prescription Systems, Inc. ("APS") based on the monthly lease rates for all cells, counters, cassettes, and any other APS equipment leased to customers in the Company's defined market segment since the inception of SI/BAKER on March 1, 1993. The royalty received by the Company is included in other income.

Income Taxes
------------
   Under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recently Issued Accounting Pronouncements
-----------------------------------------
   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. Both SFAS No. 130 and No. 131 are effective for financial statements for fiscal years beginning after December 15, 1997. It is not expected that the adoption of either of these statements will have a material impact on the Company's financial statements.
   In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements, eliminates unnecessary disclosures and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 supersedes the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company plans to adopt this statement in its fiscal 1999 Annual Report as required.

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 2:       Uncompleted Contracts
------        ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows at February 28, 1998 and February 28, 1997 (in thousands):

                                                         1998            1997
                                                      ---------       ---------
Costs incurred on uncompleted contracts...........    $ 29,927          17,280
Estimated earnings................................       6,595           3,756
                                                        ------          ------
                                                        36,522          21,036
Less:  billings to date...........................      34,999          17,704
                                                        ------          ------
                                                      $  1,523           3,332
                                                        ======          ======

Included in accompanying balance sheets under the following captions:
     Costs and estimated earnings in excess
       of billings................................    $  3,263           4,111
     Customers' deposits and billings in excess
       of costs and estimated billings............     ( 1,740)        (   779)
                                                        ------          ------
                                                      $   1,523          3,332
                                                        =======         ======


Note 3:       Short-Term Bank Borrowings and Compensating Balances
-------       ----------------------------------------------------

   On March 4, 1996, the Company established a $2,500,000 Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the Facility, the Company's parent companies have each provided a limited guarantee and surety in the amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. During fiscal 1998, the Bank increased the Company's borrowing availability to $3,000,000 and extended the expiration date of the Facility until August 31, 1998. The Facility contains various covenants and requires the maintenance of a net worth ratio. The Company was in compliance with all covenants during fiscal 1998. The Facility is secured by a lien position on accounts receivable and inventory relating to one of the Company's contracts.
   As of February 28, 1998, the Company's related debt outstanding under the Facility was $900,000. Interest on the Facility is at the Bank's prime rate of interest minus one percent (7.50% as of February 28, 1998) or the LIBOR-based rate plus one and three-quarters percent.


Note 4:       Employee Benefit Plan
------        ---------------------

   The Company has a multi-faceted defined contribution Retirement Savings Plan. Employees age 21 and above with at least one year of service are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company contributes 2% of base pay to each eligible salaried employee's account and, in addition, matches 50% of the first 4% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions determined annually by the Board of Directors. Total expense for the Retirement Savings Plan was $35,000, $35,000, and $37,000 for the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996, respectively.

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 5:       Income Taxes
------        ------------

   The provision for income tax expense (benefit) consists of the following (in thousands):


                                                 1998         1997         1996
                                                -----        -----        -----
Federal    -    current.....................    $ 436         260          436
           -    deferred....................       23        (179)        ( 96)
                                                  ---         ---          ---
                                                  459          81          340
                                                  ---         ---          ---

State      -    current.....................      112          64          115
           -    deferred....................        6        ( 39)        ( 25)
                                                  ---         ---          ---
                                                  118          25           90
                                                  ---         ---          ---
                                                $ 577         106          430
                                                  ===         ===          ===


   A reconciliation between the U. S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                                           1998    1997    1996
                                                          -----   -----   -----
Computed tax expense at statutory rate of 34%.........    $ 483     87     336
Increase in taxes resulting from:
   State income taxes, net of federal benefit.........       78     17      59
   Miscellaneous items................................       16      2      35
                                                           ----    ---     ---
                                                          $ 577    106     430
                                                            ===    ===     ===

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at February 28, 1998 and February 28, 1997 are presented below (in thousands):


                                                                 1998      1997
                                                                -----     -----
Deferred tax assets:
   Accruals of book costs, not yet
     deductible for tax purposes............................    $ 358      379
                                                                  ---      ---
       Total gross deferred tax assets......................      358      379
                                                                  ---      ---

Deferred tax liabilities:
   Machinery and equipment, principally due
     to differences in depreciation.........................        9        -
   Other....................................................        5        6
                                                                -----      ---
       Total gross deferred tax liabilities.................       14        6
                                                                 ----      ---
       Net deferred tax asset...............................    $ 344      373
                                                                  ===      ===

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at February 28, 1998.

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 6:         Royalties
-------         ---------

   In April, 1996, a competitor filed suit against the Company and its parents, alleging that certain of the products of the Company infringed a patent held by the competitor.
   On December 20, 1996, a Settlement Agreement was reached between the Company, its parents, and the competitor. The competitor dismissed the action and granted a license to the Company for certain of its products. In exchange for the license, the Company agreed to dismiss its counterclaims and pay the competitor a per system royalty. On December 31, 1996, the Company satisfied a $600,000 liability under the Settlement Agreement relative to systems installed to date.
   The term of the Settlement Agreement continues until the expiration of the competitor's patent; however, the Company's status as sole licensee will remain in effect until December 31, 2000, and all orders related to licensed products received by the Company after December 31, 2000 will not be subject to royalty payments. Royalty expense under this agreement is charged to cost of sales.


Note 7:         Commitments
-------         -----------

   Total rental expense, including short-term leases, in fiscal year 1998, 1997, and 1996 approximated $47,000, $35,000, and $28,000, respectively.
   Future minimum rental commitments at February 28, 1998 under an operating lease for office space is as follows (in thousands):

                             1999.................$9

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 8:         Related Party Transactions
-------         --------------------------

   The Company has entered into various transactions with affiliated entities as follows (in thousands):


(a)  Automated Prescription Systems, Inc.
       (50% Stockholder):
         Balance Sheets Data at February 28,
         1998 and 1997 --                               1998    1997
                                                       ------  ------
              Amount included in trade
                receivables..........................  $  991     21
              Amount included in other
                receivables..........................      51    122
              Amount included in accounts
                payable..............................      87     81
              Amount included in accrued royalties
                payable..............................      55    118

         Statements of Operations Data for the
         fiscal years ended February 28, 1998,
         February 28, 1997, and
         February 29, 1996 --                           1998    1997    1996
                                                       ------  ------  ------
           Sales of systems and services.............  $1,113    469       -
           Systems and services purchased for
             resale under various subcontracts.......     266    649     519
           Royalty expense to parent companies.......     400    348     188
           Other income - Royalty income.............       -    122       -

(b)  SI Handling Systems, Inc. (50% Stockholder):
         Balance Sheets Data at February 28,
         1998 and 1997 --                               1998    1997
                                                       ------  -----
           Amount included in accounts
                payable..............................  $   10    275
           Amount included in accrued royalties
              payable................................      55    118

         Statements of Operations Data for the
         fiscal years ended February 28, 1998,
         February 28, 1997, and
         February 29, 1996 --                           1998    1997     1996
                                                       ------  ------   -----
           Systems and services purchased for
              resale under various subcontracts......  $1,120   2,355     770
           Purchase of administrative and other
              services...............................      98     108     106
           Royalty expense to parent companies.......     400     348     188

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SI HANDLING SYSTEMS, INC.



Dated:  May 29, 1998                   By  /s/ Leonard S. Yurkovic
                                           -----------------------
                                           Leonard S. Yurkovic
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.



Dated:   May 29, 1998               /s/ Edward J. Fahey
                                 -----------------------------
                                    Edward J. Fahey
                                    Chairman of the Board



Dated:   May 29, 1998               /s/ Leonard S. Yurkovic
                                 ---------------------------------
                                    Leonard S. Yurkovic
                                    President and Chief Executive Officer



Dated:   May 29, 1998               /s/ Barry V. Mack
                                 ---------------------------
                                    Barry V. Mack
                                    Vice President-Finance, Chief Financial
                                      Officer and Treasurer
                                    (Principal Accounting and Financial Officer)



Dated:   May 29, 1998               /s/ Elmer D. Gates
                                 ----------------------------
                                    Elmer D. Gates
                                    Director



Dated:   May 29, 1998               /s/ L. Jack Bradt
                                 ---------------------------
                                    L. Jack Bradt
                                    Director



Dated:   May 29, 1998               /s/ Michael J. Gausling
                                 ---------------------------------
                                    Michael J. Gausling
                                    Director