Form 10-Q
period 1998-05-31
SI HANDLING SYSTEMS INC
filed 1998-07-14
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For The Quarterly Period Ended May 31, 1998

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




Number of shares of common stock, par value $1.00 per share, outstanding as of May 31, 1998: 3,726,300.
                     ---------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
------   --------------------
SI Handling Systems, Inc.
Balance Sheets
     (In Thousands, Except Share Data)

                                                              May         March
Assets                                                     31, 1998      1, 1998
------                                                     --------     --------
Current assets:
   Cash and cash equivalents, principally
     time deposits                                         $ 2,766          752
   Short-term investments                                        -            -
                                                            ------       ------
       Total cash, cash equivalents, and
         short-term investments                              2,766          752
                                                            ------       ------

   Receivables:
     Trade                                                   6,149        8,830
     Notes and other receivables                               129           51
                                                            ------       ------
       Total receivables                                     6,278        8,881
                                                            ------       ------

   Costs and estimated earnings in excess
     of billings                                             4,759        6,774

   Inventories:
     Raw materials                                             975          920
     Finished goods and work-in-process                      1,743        1,578
                                                            ------       ------
       Total inventories                                     2,718        2,498
                                                            ------       ------

   Deferred income tax benefits                                435          435
   Prepaid expenses and other current assets                   119          162
                                                            ------       ------
       Total current assets                                 17,075       19,502
                                                            ------       ------

Property, plant and equipment, at cost:
   Land                                                         27           27
   Buildings and improvements                                3,387        3,387
   Machinery and equipment                                   4,216        4,180
                                                            ------       ------
                                                             7,630        7,594
   Less:  accumulated depreciation                           6,231        6,131
                                                            ------       ------
       Net property, plant and equipment                     1,399        1,463
                                                            ------       ------

Deferred income tax benefits                                   175          175
Investment in joint venture                                  1,037        1,027
Other assets, at cost less accumulated
   amortization of $80 in 1999 and $78
   in 1998                                                      50           52
                                                            ------       ------
       Total assets                                        $19,736       22,219
                                                            ======       ======

                 See accompanying notes to financial statements.

------   --------------------
SI Handling Systems, Inc.
Balance Sheets
     (In Thousands, Except Share Data)

                                                              May         March
Liabilities and Stockholders' Equity                       31, 1998      1, 1998
------------------------------------                       --------     --------
Current liabilities:
   Revolving credit loan payable to bank                   $     -        1,000
   Current installments of long-term debt                        8            8
   Accounts payable                                          1,872        4,044
   Customers' deposits and billings in excess
     of costs and estimated earnings                         3,715        2,218
   Accrued salaries, wages, and commissions                    615        1,495
   Income taxes payable                                        380          380
   Accrued royalties payable                                   188          432
   Accrued other liabilities                                 1,239          960
                                                            ------       ------

     Total current liabilities                               8,017       10,537
                                                            ------       ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Mortgage payable                                           25           26
                                                            ------       ------
       Total long-term debt                                     25           26
   Deferred compensation                                       190          190
                                                            ------       ------
       Total long-term liabilities                             215          216
                                                            ------       ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued 3,726,300
     shares in 1999 and 3,711,826 shares
     in 1988                                                 3,726        3,712
   Additional paid-in capital                                2,738        2,645
   Retained earnings                                         5,040        5,109
                                                            ------       ------

       Total stockholders' equity                           11,504       11,466
                                                            ------       ------

       Total liabilities and stockholders' equity          $19,736       22,219
                                                            ======       ======









                 See accompanying notes to financial statements.

------   --------------------
SI Handling Systems, Inc.
Statements of Operations
     (In Thousands, Except Share And Per Share Data)

                                                          Three Months Ended
                                                      --------------------------
                                                          May            June
                                                       31, 1998         1, 1997
                                                      ----------       --------
Net sales                                            $    8,800           9,542
Cost of sales                                             6,487           7,322
                                                      ---------         -------
Gross profit on sales                                     2,313           2,220
                                                      ---------         -------

Selling, general and
   administrative expenses                                1,668           1,487
Product development
   costs                                                    119              82
Interest expense                                              2               2
Interest income                                             (45)            (67)
Equity in income
   of joint venture                                         (10)           (104)
Other income, net                                           (33)            (93)
                                                      ---------       ---------
                                                          1,701           1,307
                                                      ---------       ---------

Earnings before
   income taxes                                             612             913
Income tax expense                                          235             357
                                                      ---------       ---------
Net earnings                                         $      377             556
                                                      =========       =========

Basic earnings per share*                            $      .10             .15
                                                      =========       =========
Diluted earnings per share*                          $      .10             .15
                                                      =========       =========
Cash dividends per share**                           $      .10             .07
                                                      =========       =========

Average shares outstanding                            3,715,445       3,693,740
Dilutive effect of stock options                         35,853          51,831
Dilutive effect of phantom stock units                    9,499           5,573
                                                      ---------       ---------
Average shares outstanding assuming dilution          3,760,797       3,751,144
                                                      =========       =========

* On October 14, 1997, the Board of Directors declared a three-for-two stock split that was distributed on November 10, 1997 to shareholders of record on October 27, 1997. Basic earnings per share for all periods presented reflect the three-for- two stock split and are based on the weighted average number of shares outstanding. Diluted earnings per share for all periods presented reflect the three- for-two stock split and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options and phantom stock units.
** Dividends per share for the three months ended June 1, 1997 were adjusted for the three-for-two stock split that was distributed on November 10, 1997 to shareholders of record on October 27, 1997.

                 See accompanying notes to financial statements.

------   --------------------
SI Handling Systems, Inc.
Statements of Cash Flows
     (In Thousands, Except Share Data)

                                                           Three Months Ended
                                                        ------------------------
                                                           May            June
                                                        31, 1998        1, 1997
                                                        --------        --------

Cash flows from operating activities:
   Net earnings                                         $    377            556
   Adjustments to reconcile net earnings
     to net cash provided (used)
     by operating activities:
       Depreciation of plant and equipment                   100             87
       Amortization of intangibles                             2              3
       Equity in income of joint venture                     (10)          (104)
       Change in operating assets and liabilities:
         Receivables                                       2,603            397
         Costs and estimated earnings in
           excess of billings                              2,015         (3,413)
         Inventories                                        (220)          (111)
         Prepaid expenses and other
           current assets                                     43            (35)
         Other noncurrent assets                               -             (4)
         Accounts payable                                 (2,172)           359
         Customers' deposits and billings
           in excess of costs and estimated
           earnings                                        1,497           (236)
         Accrued salaries, wages, and
           commissions                                      (880)          (129)
         Income taxes payable                                  -             96
         Accrued royalties payable                          (244)          (289)
         Accrued other liabilities                           (93)          (294)
         Deferred compensation                                 -              8
                                                          ------         ------
   Net cash provided (used) by
     operating activities                                  3,018         (3,109)
                                                          ------         ------

Cash flows from investing activities:
   Sales of short-term investments                             -          3,741
   Purchase of short-term investments                          -         (1,472)
   Additions to property, plant and equipment                (36)           (75)
                                                          ------         ------
   Net cash provided (used) by
      investing activities                                   (36)         2,194
                                                          ------         ------


                 See accompanying notes to financial statements.

SI Handling Systems, Inc.
Statements of Cash Flows (Continued)
     (In Thousands, Except Share Data)

                                                           Three Months Ended
                                                        ------------------------
                                                          May             June
                                                        31, 1998        1, 1997
                                                        --------        --------
Cash flows from financing activities:
   Sale of common shares in connection with
     employee incentive stock option plan                     33             42
   Repayment of long-term debt                                (1)            (4)
   Dividends paid on common stock                              -           (247)
   Repayment of revolving credit
     loan payable to bank                                 (1,000)             -
                                                          ------         ------
     Net cash used by financing activities                  (968)          (209)
                                                          ------         ------

   Increase (decrease) in cash and
     cash equivalents                                      2,014         (1,124)
   Cash and cash equivalents, beginning
     of period                                               752          1,852
                                                          ------         ------
   Cash and cash equivalents, end of period              $ 2,766            728
                                                          ======         ======

   Supplemental disclosures of cash flow
   information:
     Cash paid during the period for:
       Interest                                          $     3              1
                                                          ======         ======
       Income taxes                                      $   235            261
                                                          ======         ======

   Supplemental disclosures of noncash
   financing activities:
     Cash dividends declared in May but
       payable in June                                   $   372              -
                                                          ======         ======

     Issuance of 14,886 common shares in
       exchange for 5,978 common shares
       delivered to the Company by officers
       in connection with the employee
       incentive stock option plan                       $    74              -
                                                          ======         ======

     Issuance of 8,475 common shares in
       exchange for 3,785 common shares
       delivered to the Company by officers
       in connection with the employee
       incentive stock option plan                       $     -             43
                                                          ======         ======

                 See accompanying notes to financial statements.

------   --------------------
SI Handling Systems, Inc.
Notes To Financial Statements
Three Months Ended May 31, 1998 and June 1, 1997

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


Item 2.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $2,766,000 during the first three months of fiscal 1999 from $752,000 at the end of fiscal 1998. The increase resulted from cash provided by operating activities totaling $3,018,000 and proceeds of $33,000 from the sale of common stock in connection with the employee incentive stock option plan. Partially offsetting the increase in cash and cash equivalents from these sources were the repayments of long-term debt of $1,000 and the revolving credit loan payable to bank of $1,000,000, and purchases of capital equipment of $36,000. Funds used by operating activities during the first three months of fiscal 1998 were $3,109,000.

Item 2.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Liquidity and Capital Resources (Continued)
-------------------------------
     The Company has a $5,000,000 committed revolving credit facility which is secured by a lien position on accounts receivable, land, and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during the first three months of fiscal 1999. Currently, the committed revolving credit facility has an expiration date of August 31, 2000. The Company repaid its outstanding debt under the committed revolving credit facility on March 2,1998, and the Company did not have any additional borrowings under the committed revolving credit facility during the first three months of fiscal 1999.
     On March 4, 1996, SI/BAKER established a $2,500,000 Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the Facility, SI/BAKER's parent companies, SI Handling Systems, Inc. and Automated Prescriptions Systems, Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. During fiscal 1998, the Bank increased the borrowing availability to $3,000,000 and extended the expiration date of the Facility. As of May 31, 1998, SI/BAKER's related debt outstanding under the Facility was $900,000. SI/BAKER intends to satisfy the note and thereby release the parent company guarantees during the second quarter of fiscal 1999. The Facility has an expiration date of August 31, 1998.
     On October 14, 1997, the Board of Directors of the Company declared a three-for-two stock split that was distributed on November 10, 1997 to the shareholders of record on October 27, 1997. The purpose of the stock split was to increase the number of outstanding shares and broaden ownership and availability of the Company's common stock.
     The Company anticipates that its financial resources consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements in the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

Item 2.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results Of Operations
---------------------

Three Months Ended May 31, 1998 versus Three Months Ended June 1,
-----------------------------------------------------------------
1997
----
     The Company's net earnings for the first three months of fiscal 1999 were $377,000 compared to net earnings of $556,000 for the first three months of fiscal 1998.
     Backlog at the end of the first three months of fiscal 1999 was $25,976,000 with approximately 81% of the backlog pertaining to Switch-Cart and Dispen-SI-matic contracts. During the first three months of fiscal 1999, the Company received orders totaling approximately $12,700,000. The largest order received during the first quarter of fiscal 1999, totaling approximately $4,500,000, engages the Company to develop an integrated order fulfillment system to handle foreign currency orders for international travelers. This project is anticipated to be completed during the second half of fiscal 1999.
     Net sales of $8,800,000 for the first three months of fiscal 1999 decreased 7.8% compared to net sales of $9,542,000 for the first three months of fiscal 1998. The sales decrease in the first three months of fiscal 1999 is attributed primarily to a smaller backlog of orders entering fiscal 1999 ($22,092,000 versus a $31,029,000 backlog beginning fiscal 1998). During the first quarter of fiscal 1999, Order Selection sales of approximately $2,400,000 declined approximately $2,900,000 from the prior year comparable period due to delays in earlier periods by prospective customers in signing contracts often caused by expanding project scope or contractual negotiations. Partially offsetting the decline in Order Selection sales during the first quarter of fiscal 1999 was an increase in sales of approximately $2,200,000 across the Company's other products lines, with the majority of the increase relating to sales of the Company's Switch-Cart, Cartrac, and Sortation product lines.
     Gross profit as a percentage of sales was 26.3% for the first three months of fiscal 1999 compared to 23.3% for the first three months of fiscal 1998. The attainment of the higher gross profit percentage during the first three months of fiscal 1999 was primarily attributable to the favorable performance on several contracts, principally for the Company's higher margin proprietary products, initiated in the prior fiscal year that were nearing completion during the first three months of fiscal 1999. The lower gross profit percentage during the first three months of fiscal 1998 was primarily attributable to a higher content of ancillary products with lower margins than contracts containing a higher degree of higher margin proprietary products.
     Selling, general, and administrative expenses of $1,668,000 were higher by $181,000 in the first three months of fiscal 1999 than in the comparable fiscal 1998 period. The increase in selling, general, and administrative

Item 2.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results Of Operations
---------------------

Three Months Ended May 31, 1998 versus Three Months Ended June 1,
-----------------------------------------------------------------
1997 (Continued)
----
expenses is primarily attributable to costs associated with product promotion and sales efforts aimed at expanding the Company's customer base of business consistent with the Company's strategic plan to grow the business as a systems integrator.
      Product development costs of $119,000 were higher by $37,000 in the first three months of fiscal 1999 than in the comparable fiscal 1998 period.
Development programs in the first three months of fiscal 1999 included enhancements to the Company's product controls and features and improvements to the Sortation and Order Selection product lines, with particular emphasis aimed at the controls platform for Dispen-SI-matic Systems. Development programs in the first three months of fiscal 1998 included efforts directed at improvements across various product lines, and efforts associated with the introduction of the Henke light-duty overhead transportation product.
     Interest income of $45,000 was lower by $22,000 in the first three months of fiscal 1999 than in the comparable fiscal 1998 period. The decrease in interest income is primarily attributable to the lower level of funds available for short-term investments during the first three months of fiscal 1999.
     Equity in income of joint venture represented the Company's proportionate share of its investment in SI/BAKER which is being accounted for under the equity method. The unfavorable variance of $94,000 for the first three months of fiscal 1999 in the equity in income of joint venture was attributable to SI/BAKER's decline in revenues to approximately $2,100,000 as compared to the comparable fiscal 1998 period of approximately $4,700,000. The sales decrease in fiscal 1999 was primarily attributable to a smaller backlog of orders entering fiscal 1999 versus a larger backlog of orders at the beginning of fiscal 1998. Fiscal 1998 revenues were favorably impacted by performance on contracts wherein customer specifications required systems to be commercially operable by the end of fiscal 1998. Partially offsetting the unfavorable variance were SI/BAKER's decreases of (1) $105,000 in revenue based royalty costs due to the parent companies and (2) $57,000 in selling, general, and administrative expenses for those expenses based on revenue and profit performance.
     The unfavorable variance of $60,000 in other income, net, is primarily attributable to a decrease of $53,000 in royalty income related to the SI/BAKER joint venture.
     The Company incurred income tax expense of $235,000 during the first three months of fiscal 1999 compared to income tax expense of $357,000 in the comparable fiscal 1998 period. Income tax expense was generally recorded at statutory federal and state tax rates expected to apply for each fiscal year.

Item 2.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Year 2000
---------
     The Year 2000 issue relates to the inability of computer systems, microprocessors, and other electronic devices to deal appropriately with dates on or after January 1, 2000. The Company has assembled a team of internal staff to oversee the matter and is underway in completing its Year 2000 assessment. The Company has upgraded its internal business system to address the Year 2000 issue and has initiated discussions with its suppliers, financial institutions, and other organizations to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems impact the Company's operations. The scheduled completion date for the Company's efforts to address the Year 2000 issue is July 1999. Management presently believes that the Year 2000 issue will not have a material impact on the Company's earnings or its ability to conduct its business. However, there can be no assurance that the systems of other organizations that impact the Company's operations also will be made compliant or that any such failure in compliance by another company would not have an adverse effect on the Company's operations.

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

     (b) No reports on Form 8-K were filed during the quarter ended May 31, 1998.

SI Handling Systems, Inc.





                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SI HANDLING SYSTEMS, INC.

                                             /S/ Barry V. Mack

                                             Barry V. Mack
                                             Vice President - Finance
                                               (Principal Financial Officer)

Dated:   July 14, 1998
         -------------

                                                                      Schedule A











                                 SI/BAKER, INC.

                              Financial Statements
                                  May 31, 1998

SI/BAKER, INC.
Balance Sheets
May 31, 1998 and February 28, 1998
  (In Thousands, Except Share Data)

                                                            May        February
                                                          31, 1998     28, 1998
                                                          --------     --------
Assets
------
Current assets:
   Cash and cash equivalents, principally
     time deposits                                        $   226          388

Receivables:
   Trade                                                    1,545        2,881
   Other receivables                                            -           51
                                                            -----        -----
     Total receivables                                      1,545        2,932
                                                            -----        -----

   Costs and estimated earnings in
     excess of billings                                     3,929        3,263
   Inventories                                                  -          118
   Deferred income tax benefits                               309          309
   Prepaid expenses and other current
     assets                                                   181           18
                                                            -----        -----

       Total current assets                                 6,190        7,028
                                                            -----        -----

   Machinery and equipment, at cost                           150          125
     Less:  accumulated depreciation                           72           64
                                                            -----        -----
   Net machinery and equipment                                 78           61
                                                            -----        -----

   Equipment leased to customer                               487          487
   Less:  accumulated depreciation                            279          249
                                                            -----        -----
     Net equipment leased to customer                         208          238
                                                            -----        -----

   Deferred income tax benefits                                35           35
                                                            -----        -----

   Other assets                                                86           57
                                                            -----        -----

       Total assets                                       $ 6,597        7,419
                                                            =====        =====

SI/BAKER, INC.
Balance Sheets
May 31, 1998 and February 28, 1998
  (In Thousands, Except Share Data)

                                                            May        February
                                                          31, 1998     28, 1998
                                                          --------     --------
Liabilities and Stockholders' Equity
------------------------------------
 Current liabilities:
   Note payable to bank                                   $   900          900
   Accounts payable:
     Trade                                                    806          930
     Affiliated companies                                     248           97
                                                            -----        -----
       Total accounts payable                               1,054        1,027
                                                            -----        -----

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                               1,259        1,740
   Accrued salaries, wages, and
     commissions                                               52          413
   Income taxes payable                                         -           44
   Accrued royalties payable                                  289          288
   Accrued product warranties                                 823          799
   Accrued other liabilities                                   35           43
                                                            -----        -----
       Total current liabilities                            4,412        5,254
                                                            -----        -----

Deferred compensation                                         111          111
                                                            -----        -----

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                            -            -
   Additional paid-in capital                                 200          200
   Retained earnings                                        1,874        1,854
                                                            -----        -----
       Total stockholders' equity                           2,074        2,054
                                                            -----        -----

       Total liabilities and stockholders'
         equity                                           $ 6,597        7,419
                                                            =====        =====

SI/BAKER, INC.
Statements of Operations
Three Months Ended May 31, 1998 and 1997
  (In Thousands)

                                                           Three Months Ended
                                                        ------------------------
                                                          May             May
                                                        31, 1998        31, 1997
                                                        --------        --------
Net sales                                               $ 2,074           4,704
Cost of sales                                             1,743           3,896
                                                          -----           -----

Gross profit on sales                                       331             808
                                                          -----           -----

Selling, general and
   administrative
   expenses                                                 204             261
Product development
   costs                                                      -               3
Royalty expense
   to parent companies                                       83             188
Interest income                                              (2)             (7)
Interest expense                                             14              33
Other income, net                                            (2)            (20)
                                                          -----           -----
                                                            297             458
                                                          -----           -----

Earnings before
   income taxes                                              34             350
Income tax expense                                           14             142
                                                          -----           -----

Net earnings                                            $    20             208
                                                          =====           =====

SI/BAKER, INC.
Statements of Cash Flows
Three Months Ended May 31, 1998 and 1997
  (In Thousands)

                                                           Three Months Ended
                                                        ------------------------
                                                          May             May
                                                        31, 1998        31, 1997
                                                        --------        --------

Cash flow from operating activities:
   Net earnings                                         $    20             208
   Adjustments to reconcile net earnings
     to net cash used by
     operating activities:
       Depreciation of machinery and
         equipment and leased equipment                      38              35
       Changes in operating assets and
         liabilities:
           Receivables                                    1,387          (1,749)
           Costs and estimated earnings
              in excess of billings                        (666)         (1,640)
           Inventories                                      118              (8)
           Prepaid expenses and other
              current assets                               (163)             (3)
           Other assets                                     (29)              -
           Accounts payable                                  27             373
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                       (481)          2,380
           Accrued salaries, wages, and
              commissions                                  (361)            (54)
           Income taxes payable                             (44)            107
           Accrued royalties payable                          1              17
           Accrued product warranties                        24              90
           Accrued other liabilities                         (8)            186
                                                          -----           -----
Net cash used
   by operating activities                                 (137)            (58)
                                                          -----           -----

Cash flows used in investing activities:
   Additions to machinery and equipment                     (25)             (8)
                                                          -----           -----
     Net cash used by investing activities                  (25)             (8)
                                                          -----           -----

SI/BAKER, INC.
Statements of Cash Flows (Continued)
Three Months Ended May 31, 1998 and 1997
  (In Thousands)

                                                           Three Months Ended
                                                        ------------------------
                                                          May             May
                                                        31, 1998        31, 1997
                                                        --------        --------
Decrease in cash and cash equivalents                      (162)            (66)
Cash and cash equivalents,
   beginning of period                                      388             484
                                                          -----           -----
Cash and cash equivalents, end of period                $   226             418
                                                          =====           =====

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Income taxes                                     $   207              37
                                                          =====           =====
       Interest                                         $    20              30
                                                          =====           =====

                            SI HANDLING SYSTEMS, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX
                                  -------------



Exhibit No.
----------

27         Financial Data Schedule.