Form 10-Q
period 1998-08-30
SI HANDLING SYSTEMS INC
filed 1998-10-14
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For The Quarterly Period Ended August 30, 1998


                           Commission File No. 0-3362



                            SI HANDLING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)




         Pennsylvania                                          22-1643428
-------------------------------                            -------------------
(State Or Other Jurisdiction Of                             (I.R.S. Employer
 Incorporation Or Organization)                            Identification No.)



     600 Kuebler Road, Easton, PA                                 18040
----------------------------------------                    ------------------
(Address Of Principal Executive Offices)                        (Zip Code)



Registrant's Telephone Number, Including Area Code:            610-252-7321
                                                               ------------






Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                        Yes   X      No
                                                              -----       -----


Number of shares of common stock, par value $1.00 per share, outstanding as of August 30, 1998: 3,728,550.
                  ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.   Financial Statements
------------------------------
SI Handling Systems, Inc.
Balance Sheets
     (In Thousands, Except Share Data)

                                                            August       March
                                                           30, 1998     1, 1998
                                                           --------     --------
Assets
------
Current assets:
   Cash and cash equivalents, principally
     time deposits                                         $  2,899         752
   Short-term investments                                       -           -
                                                             ------      ------
       Total cash, cash equivalents, and
         short-term investments                               2,899         752
                                                             ------      ------

   Receivables:
     Trade                                                    5,103       8,830
     Notes and other receivables                                106          51
                                                             ------      ------
       Total receivables                                      5,209       8,881
                                                             ------      ------

   Costs and estimated earnings in excess
     of billings                                              5,511       6,774

   Inventories:
     Raw materials                                            1,045         920
     Finished goods and work-in-process                       1,576       1,578
                                                             ------      ------
       Total inventories                                      2,621       2,498
                                                             ------      ------

   Deferred income tax benefits                                 435         435
   Prepaid expenses and other current assets                    203         162
                                                             ------      ------
       Total current assets                                  16,878      19,502
                                                             ------      ------

Property, plant and equipment, at cost:
   Land                                                          27          27
   Buildings and improvements                                 3,387       3,387
   Machinery and equipment                                    4,418       4,180
                                                             ------      ------
                                                              7,832       7,594
   Less:  accumulated depreciation                            6,332       6,131
                                                             ------      ------
       Net property, plant and equipment                      1,500       1,463
                                                             ------      ------

Deferred income tax benefits                                    175         175
Investment in joint venture                                   1,038       1,027
Other assets, at cost less accumulated
   amortization of $83 in 1999 and $78
   in 1998                                                       47          52
                                                             ------      ------
       Total assets                                         $19,638      22,219
                                                            =======      ======


                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Balance Sheets
     (In Thousands, Except Share Data)

                                                             August     March
                                                           30, 1998    1, 1998
                                                           --------    -------
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Revolving credit loan payable to bank                   $      -      1,000
   Current installments of long-term debt                         9          8
   Accounts payable                                           2,982      4,044
   Customers' deposits and billings in excess
     of costs and estimated earnings                          2,233      2,218
   Accrued salaries, wages, and commissions                     671      1,495
   Income taxes payable                                         306        380
   Accrued royalties payable                                    215        432
   Accrued other liabilities                                  1,088        960
                                                             ------     ------

     Total current liabilities                                7,504     10,537
                                                             ------     ------
Long-term liabilities:
   Long-term debt, excluding current installments:
     Mortgage payable                                            21         26
                                                             ------     ------
     Total long-term debt                                        21         26
   Deferred compensation                                        209        190
                                                             ------     ------
       Total long-term liabilities                              230        216
                                                             ------     ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued 3,728,550
     shares in 1999 and 3,711,826 shares
     in 1988                                                  3,729      3,712
   Additional paid-in capital                                 2,747      2,645
   Retained earnings                                          5,428      5,109
                                                             ------     ------

       Total stockholders' equity                            11,904     11,466
                                                             ------     ------

       Total liabilities and stockholders' equity           $19,638     22,219
                                                             ======     ======












                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Statements of Operations
     (In Thousands, Except Share And Per Share Data)

                                 Three Months Ended          Six Months Ended
                              ------------------------    ----------------------
                                August        August        August      August
                               30, 1998      31, 1997      30, 1998    31, 1997
                              -----------   ----------    ----------  ----------
Net sales                     $    9,942       10,407        18,742      19,949
Cost of sales                      7,662        8,147        14,149      15,469
                               ---------    ---------     ---------   ---------
Gross profit on sales              2,280        2,260         4,593       4,480
                               ---------    ---------     ---------   ---------

Selling, general and
   administrative expenses         1,594        1,585         3,262       3,072
Product development costs            127           26           246         108
Interest expense                       2            3             4           5
Interest income                      (35)         (25)          (80)        (92)
Equity in income
   of joint venture                   (1)        (177)          (11)       (281)
Other income, net                    (38)        (185)          (71)       (278)
                               ---------    ---------     ---------   ---------
                                   1,649        1,227         3,350       2,534
                               ---------    ---------     ---------   ---------
Earnings before
   income taxes                      631        1,033         1,243       1,946
Income tax expense                   243          404           478         761
                               ---------    ---------     ---------   ---------
Net earnings                  $      388          629           765       1,185
                               =========    =========     =========   =========

Basic earnings per
   share*                     $      .10          .17           .21         .32
                               =========    =========     =========   =========
Diluted earnings
   per share*                 $      .10          .17           .20         .32
                               =========    =========     =========   =========
Cash dividends
   per share**                $        -            -           .10         .07
                               =========    =========     =========   =========

Average shares
   outstanding                 3,721,061    3,700,244     3,721,061   3,700,244
Dilutive effect of
   stock options                  31,604       46,351        31,604      46,351
Dilutive effect of
   phantom stock units            10,111        6,105        10,111       6,105
                               ---------    ---------     ---------   ---------
Average shares
   outstanding
   assuming dilution           3,762,776    3,752,700     3,762,776   3,752,700
                               =========    =========     =========   =========

* On October 14, 1997, the Board of Directors declared a three-for-two stock split that was distributed on November 10, 1997 to shareholders of record on October 27, 1997. Basic earnings per share for all periods presented reflect the three-for-two stock split and are based on the weighted average number of shares outstanding. Diluted earnings per share for all periods presented reflect the three-for-two stock split and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options and phantom stock units.
** Dividends per share for the six months ended August 31, 1997 were adjusted for the three-for-two stock split that was distributed on November 10, 1997 to shareholders of record on October 27, 1997.


                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Statements of Cash Flows
     (In Thousands, Except Share Data)

                                                            Six Months Ended
                                                           -------------------
                                                            August     August
                                                           30, 1998   31, 1997
                                                           --------   --------
Cash flows from operating activities:
   Net earnings                                            $   765      1,185
   Adjustments to reconcile net earnings
     to net cash provided (used)
     by operating activities:
       Depreciation of plant and equipment                     201        173
       Amortization of intangibles                               5          5
       Equity in income of joint venture                       (11)      (281)
       Change in operating assets and liabilities:
         Receivables                                         3,672     (1,982)
         Costs and estimated earnings in
           excess of billings                                1,263     (3,722)
         Inventories                                          (123)       (79)
         Prepaid expenses and other
           current assets                                      (41)       (69)
         Other noncurrent assets                               -           (5)
         Accounts payable                                   (1,062)       696
         Customers' deposits and billings
           in excess of costs and estimated
           earnings                                             15        (26)
         Accrued salaries, wages, and
           commissions                                        (824)       131
         Income taxes payable                                  (74)       492
         Accrued royalties payable                            (217)      (218)
         Accrued other liabilities                             128       (144)
         Deferred compensation                                  19         10
                                                            ------     ------
   Net cash provided (used) by
     operating activities                                    3,716     (3,834)
                                                            ------     ------

Cash flows from investing activities:
   Sales of short-term investments                             -        5,213
   Purchase of short-term investments                          -       (1,472)
   Additions to property, plant and equipment                 (238)      (298)
                                                            ------     ------
   Net cash provided (used) by
      investing activities                                    (238)     3,443
                                                            ------     ------








                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Statements of Cash Flows (Continued)
     (In Thousands, Except Share Data)

                                                             Six Months Ended
                                                           --------------------
                                                            August      August
                                                           30, 1998    31, 1997
                                                           --------    --------
Cash flows from financing activities:
   Sale of common shares in connection
      with employee incentive stock
      option plan                                               45          58
   Repayment of long-term debt                                  (4)         (8)
   Dividends paid on common stock                             (372)       (247)
   Repayment of revolving credit
      loan payable to bank                                  (1,000)          -
                                                            ------      ------
      Net cash used by financing activities                 (1,331)       (197)
                                                            ------      ------

   Increase (decrease) in cash and
      cash equivalents                                       2,147        (588)
   Cash and cash equivalents, beginning
      of period                                                752       1,852
                                                            ------      ------
   Cash and cash equivalents, end of period                $ 2,899       1,264
                                                            ======      ======

   Supplemental disclosures of cash flow information:
      Cash paid during the period for:
         Interest                                          $     4           2
                                                            ======      ======
         Income taxes                                      $   553         269
                                                            ======      ======

   Supplemental disclosures of noncash
   financing activities:
      Issuance of 14,886 common shares in
        exchange for 5,978 common shares
        delivered to the Company by officers
        in connection with the employee
        incentive stock option plan                        $    74           -
                                                            ======      ======

      Issuance of 18,225 common shares in
        exchange for 8,064 common shares
        delivered to the Company by officers
        in connection with the employee
        incentive stock option plan                        $     -          43
                                                            ======      ======







                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Notes To Financial Statements
Six Months Ended August 30, 1998 and August 31, 1997

(1) The information contained in this 10-Q report is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial statements furnished reflect all adjustments and accruals which are necessary to a fair statement of results for the interim periods presented.

     SI Handling Systems, Inc. ("SI" or the "Company") and Automated Prescription Systems, Inc. ("APS") are co-venturers in a joint venture named SI/BAKER, INC. ("SI/BAKER" or the "joint venture"). The joint venture draws upon the automated materials handling systems experience of SI and the automated pill counting and dispensing products of APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
     On September 29, 1998, McKesson Corporation [NYSE:MCK], the leading healthcare supply management company in North America, announced the completion of its acquisition of APS. APS will be renamed McKesson APS.
     The joint venture designs and installs computer controlled, fully automated, integrated systems for managed care pharmacy operations. The joint venture's systems are viewed as labor saving devices which address the issues of improved productivity and cost reduction. Systems can be expanded as customers' operations grow and they may be integrated with a wide variety of components to meet specific customer needs.
     Schedule A contains the SI/BAKER, INC. financial statements. The information contained in the SI/BAKER, INC. financial statements is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial statements furnished reflect all adjustments and accruals which are necessary to a fair statement of results for the interim periods presented.


Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $2,899,000 during the first six months of fiscal 1999 from $752,000 at the end of fiscal 1998. The increase resulted from cash provided by operating activities totaling $3,716,000 and proceeds of $45,000 from the sale of common stock in connection with the employee incentive stock option plan. Partially offsetting the increase in cash and cash equivalents from these sources were the repayments of long-term debt of $4,000 and the revolving credit loan payable to bank of $1,000,000, purchases of capital equipment of $238,000, and the payment of $372,000 in cash dividends to shareholders. Funds used by operating activities during the first six months of fiscal 1998 were $3,834,000.
     The Company has a $5,000,000 committed revolving credit facility which is secured by a lien position on accounts receivable, land, and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------
compliance  with all  covenants  during  the  first six  months of fiscal  1999.
Currently, the committed revolving credit facility has an expiration date of August 31, 2000. The Company repaid its outstanding debt under the committed revolving credit facility on March 2, 1998, and the Company did not have any additional borrowings under the committed revolving credit facility during the first six months of fiscal 1999.
     On March 4, 1996, SI/BAKER established a $2,500,000 Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the Facility, SI/BAKER's parent companies, SI Handling Systems, Inc. and Automated Prescriptions Systems, Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. During fiscal 1998, the Bank increased the borrowing availability to $3,000,000 and extended the expiration date of the Facility. As of August 31, 1998, SI/BAKER's related debt outstanding under the Facility was $900,000. SI/BAKER intends to satisfy the note during the second half of fiscal 1999. The Facility has an expiration date of November 30, 1998.
     On October 14, 1997, the Board of Directors of the Company declared a three-for-two stock split that was distributed on November 10, 1997 to the shareholders of record on October 27, 1997. The purpose of the stock split was to increase the number of outstanding shares and broaden ownership and availability of the Company's common stock.
     The Company anticipates that its financial resources consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements in the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

Results Of Operations
---------------------

(a)  Six Months Ended August 30, 1998 Versus Six Months Ended August 31, 1997
     ------------------------------------------------------------------------
     The Company's net earnings for the first six months of fiscal 1999 were $765,000 compared to net earnings of $1,185,000 for the first six months of fiscal 1998.
     Backlog at the end of the first half of fiscal 1999 was $34,535,000. During the first half of fiscal 1999, the Company received orders totaling approximately $31,200,000. The two largest orders received during the first half of fiscal 1999 were for automated distribution systems. The first contract, totaling approximately $12,400,000, engages the Company to automate the distribution process, including a unique utilization of robotics. This project is scheduled to be completed by the end of the first half of fiscal 2000. The second contract, totaling approximately $4,500,000, engages the Company to develop an integrated order fulfillment system to handle foreign currency orders for international travelers. This project is anticipated to be completed during the second half of fiscal 1999. These systems integration contracts contain a high degree of ancillary products which provide lower gross profit margins than sales of the Company's proprietary products.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results Of Operations
---------------------

(a)  Six Months Ended August 30, 1998 Versus Six Months Ended August 31, 1997
     ------------------------------------------------------------------------
     (Continued)
     Net sales of $18,742,000 for the first six months of fiscal 1999 decreased 6.1% compared to net sales of $19,949,000 for the first six months of fiscal 1998. The sales decrease in the first six months of fiscal 1999 is attributed primarily to a smaller backlog of orders entering fiscal 1999 ($22,092,000 versus a $31,029,000 backlog beginning fiscal 1998). The largest declines in sales occurred in the Order Selection and Switch-Cart product lines. During the first six months of fiscal 1999, Order Selection sales of approximately $5,700,000 declined approximately $2,800,000 from the prior year comparable period due to delays in earlier periods by prospective customers in signing contracts often caused by expanding project scope or contractual negotiations, along with the prior year comparable period containing revenue for progress made on two contracts for warehousing and distribution systems. During the first six months of fiscal 1999, Switch-Cart sales of approximately $5,000,000 declined approximately $1,600,000 from the prior year comparable period due primarily to the fiscal 1998 comparable period containing a greater amount of revenue for progress made on the contract with the Defense Logistics Agency of the United States government. Partially offsetting the decline in Order Selection and Switch-Cart sales during the first six months of fiscal 1999 was an increase in sales of approximately $3,200,000 across the Company's other products lines, with the majority of the increase relating to sales of the Company's Cartrac, Sortation, and Automated Guided Vehicle product lines.
     Gross profit as a percentage of sales was 24.5% for the first six months of fiscal 1999 compared to 22.5% for the first six months of fiscal 1998. The attainment of the higher gross profit percentage during the first six months of fiscal 1999 was primarily attributable to the favorable performance on several contracts, principally for the Company's higher margin proprietary products, initiated in the prior fiscal year that were completed or nearing completion during the first six months of fiscal 1999. Partially offsetting the increase in the gross profit percentage was progress on systems integration contracts which contain a high degree of ancillary products and provide lower gross profit margins than sales of the Company's proprietary products. The lower gross profit percentage during the first six months of fiscal 1998 was primarily attributable to a higher content of ancillary products with lower margins than contracts containing a larger degree of higher margin proprietary products.
     Selling, general, and administrative expenses of $3,262,000 were higher by $190,000 in the first six months of fiscal 1999 than in the comparable fiscal 1998 period. The increase in selling, general, and administrative expenses is primarily attributable to costs associated with product promotion and sales efforts aimed at expanding the Company's customer base of business consistent with the Company's strategic plan to grow the business as a systems integrator. The increase in selling, general, and administrative expenses occurred primarily in the first quarter of fiscal 1999.
     Product development costs of $246,000 were higher by $138,000 in the first six months of fiscal 1999 than in the comparable fiscal 1998 period. Development programs in the first six months of fiscal 1999 included enhancements to the Company's product controls and features and improvements to the Sortation and Order Selection product lines. Development programs in the first six months of fiscal

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results Of Operations
---------------------

(a)  Six Months Ended August 30, 1998 Versus Six Months Ended August 31, 1997
     ------------------------------------------------------------------------
     (Continued)
1998 included efforts directed at improvements across various product lines, and efforts associated with the introduction of the Henke light-duty overhead transportation product.
     Interest income of $80,000 was lower by $12,000 in the first six months of fiscal 1999 than in the comparable fiscal 1998 period. The decrease in interest income is primarily attributable to the lower level of funds available for short-term investments during the first six months of fiscal 1999. The decrease in interest income occurred primarily in the first quarter of fiscal 1999.
     Equity in income of joint venture  represented the Company's  proportionate share of its investment in SI/BAKER which is being accounted for under the equity method. The unfavorable variance of $270,000 for the first six months of fiscal 1999 in the equity in income of joint venture was attributable to SI/BAKER's decline in sales to approximately $3,900,000 as compared to the comparable fiscal 1998 period of approximately $12,700,000. The sales decrease in fiscal 1999 was primarily attributable to a smaller backlog of orders entering fiscal 1999 versus a larger backlog of orders at the beginning of fiscal 1998. Fiscal 1998 sales were favorably impacted by performance on contracts wherein customer specifications required systems to be commercially operable by the end of fiscal 1998. Also contributing to the unfavorable variance were increased development expenses of $68,000 for enhancements to software and controls capabilities for various products. Partially offsetting the unfavorable variance were SI/BAKER's decreases of (1) $357,000 in revenue-based royalty costs due to the parent companies and (2) $89,000 in selling, general, and administrative expenses for those expenses based on revenue and profit performance.
     The unfavorable variance of $207,000 in other income, net, is primarily attributable to a decrease of $179,000 in revenue-based royalty income related to the SI/BAKER joint venture.
     The Company incurred income tax expense of $478,000 during the first six months of fiscal 1999 compared to income tax expense of $761,000 in the comparable fiscal 1998 period. Income tax expense was generally recorded at statutory federal and state tax rates expected to apply for each fiscal year.

(b) Three Months Ended August 30, 1998 Versus Three Months Ended August 31, 1997 Changes in the second quarter of the current fiscal year compared to the prior year were consistent with those previously noted above for the six month period, except for the following areas:
     The increase in selling, general, and administrative expenses for the six month period noted above occurred primarily in the first quarter of fiscal 1999, while second quarter selling, general, and administrative expenses were relatively the same as the comparable prior year period.
     Interest income of $35,000 was higher by $10,000 in the second quarter of fiscal 1999 than in the comparable fiscal 1998 period. The increase in interest income is primarily attributable to the higher level of funds available for short-term investments during the second quarter of fiscal 1999.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Year 2000
---------
     The Year 2000 issue relates to the ability of computer systems, microprocessors, and other electronic devices to deal appropriately with dates on or after January 1, 2000 and other dates used for special programmatic functions (e.g., 9999). The effect of the Year 2000 issue may include computer failures and business interruption.
     The Company has assembled a team of internal staff to oversee the matter and is underway in completing its Year 2000 assessment. Internally, the Company has upgraded its business system to address the Year 2000 issue. Externally, the Company has and will continue to survey its suppliers, financial institutions, and other organizations to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems or business activities may impact the Company's operations. However, the Company cannot presently estimate the impact of the failure of third parties to be Year 2000 compliant. Also, customers may utilize the services, on a fee basis, of the Company's customer support group to assess and upgrade their materials handling systems purchased from the Company in prior years for Year 2000 compliance. Costs incurred to date and estimated costs to complete the Company's Year 2000 compliance efforts are not expected to be material.
     The outline of the general phases of the Company's Year 2000 project is as follows: (1) Year 2000 methodology and compliance training for key personnel;
(2) inventorying Year 2000 items, internally and externally; (3) assigning priorities to identified Year 2000 items; (4)assessing the Year 2000 compliance of items determined to be material to the Company; (5) remediating or replacing material items that are determined not to be Year 2000 compliant; (6) testing material items for Year 2000 compliance; and (7) designing and implementing contingency plans to the extent deemed necessary. The Company has substantially completed phases (1) through (5) relating to existing internal hardware, software, facilities and equipment; however, testing is ongoing as hardware, software, and equipment are remediated, upgraded or replaced. Additionally, the Company continues to assess and test newly engaged suppliers and their products for Year 2000 compliance as part of the Company's normal business operations. The Company has not completed its external surveys or made contingency plans in the case that it is not Year 2000 compliant by the Year 2000. The Company will continue to monitor its Year 2000 compliance program, address any material issues and develop contingency planning as it deems appropriate.
     The scheduled completion date for the Company's efforts to address the Year 2000 issue is July 1999. The failure to identify or correct a material Year 2000 problem could result in an interruption in, or a failure of, certain business activities or operations such as the Company's ability to service its customers. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, and financial condition. The Company's Year 2000 assessment process is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and customers.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Cautionary Statement
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Among other things, they regard the Company's earnings, liquidity, financial condition, and certain operational matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such "forward-looking statements": (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports; (2) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth competition, and certain cost increases; or (3) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------
     The Company's Annual Meeting of Shareholders was held on July 28, 1998 with the following item being submitted to a vote by shareholders:

     1.  The election of five directors.

     Details of the proposal noted above were provided to shareholders in the form of a Notice of Annual Meeting and Proxy Statement dated June 26, 1998 and mailed on July 6, 1998, with such solicitation being in accordance with Regulation 14 of the Securities and Exchange Act of 1934.
     There was no solicitation in opposition to the management's nominees listed in the Proxy Statement, and all management's nominees were elected.
     The voting results on the election of directors are set forth as follows:

     1.  Election of Directors:
         ---------------------

         Name of Nominee        Votes For    Votes Withheld    Non-Voting
         ---------------        ---------    --------------    ----------
         L. Jack Bradt          3,140,905        18,755          552,166
         Edward J. Fahey        3,140,956        18,704          552,166
         Elmer D. Gates         3,140,843        18,817          552,166
         Michael J. Gausling    3,140,905        18,755          552,166
         Leonard S. Yurkovic    3,140,956        18,704          552,166


Item 5.   Other Information
------    -----------------

Discretionary Proxy Voting Authority/Shareholder Proposals
----------------------------------------------------------
     On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement (or any date specified in an advance notice provision), then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.
     With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by May 24, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.


Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------
     (a) Exhibit 27 - Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended August 30, 1998.

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

                                             SI HANDLING SYSTEMS, INC.

                                             /S/ Barry V. Mack

                                             Barry V. Mack
                                             Vice President - Finance
                                              (Principal Financial Officer)

Dated:    October 14, 1998
          ----------------

                                                                     Schedule A
                                                                     ----------











                                 SI/BAKER, INC.

                              Financial Statements
                                 August 31, 1998

SI/BAKER, INC.
Balance Sheets
August 31, 1998 and February 28, 1998
  (In Thousands, Except Share Data)

                                                           August      February
                                                          31, 1998     28, 1998
                                                          --------     --------
Assets
Current assets:
   Cash and cash equivalents, principally
     time deposits                                        $   543          388

Receivables:
   Trade                                                    1,791        2,881
   Other receivables                                           24           51
                                                            -----        -----
     Total receivables                                      1,815        2,932
                                                            -----        -----

   Costs and estimated earnings in
     excess of billings                                     3,321        3,263
   Inventories                                                  -          118
   Deferred income tax benefits                               309          309
   Prepaid expenses and other current
     assets                                                   274           18
                                                            -----        -----

       Total current assets                                 6,262        7,028
                                                            -----        -----

   Machinery and equipment, at cost                           163          125
     Less:  accumulated depreciation                           79           64
                                                            -----        -----
   Net machinery and equipment                                 84           61
                                                            -----        -----

   Equipment leased to customer                               487          487
   Less:  accumulated depreciation                            309          249
                                                            -----        -----
     Net equipment leased to customer                         178          238
                                                            -----        -----

   Deferred income tax benefits                                35           35
                                                            -----        -----

   Other assets                                                86           57
                                                            -----        -----

       Total assets                                        $6,645        7,419
                                                            =====        =====

SI/BAKER, INC.
Balance Sheets
August 31, 1998 and February 28, 1998
  (In Thousands, Except Share Data)

                                                            August     February
                                                           31, 1998    28, 1998
                                                           --------    --------
Liabilities and Stockholders' Equity
Current liabilities:
   Note payable to bank                                    $   900         900
   Accounts payable:
     Trade                                                     422         930
     Affiliated companies                                       23          97
                                                             -----       -----
       Total accounts payable                                  445       1,027
                                                             -----       -----

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                                1,941       1,740
   Accrued salaries, wages, and
     commissions                                                71         413
   Income taxes payable                                          -          44
   Accrued royalties payable                                   306         288
   Accrued product warranties                                  777         799
   Accrued other liabilities                                    19          43
                                                             -----       -----
       Total current liabilities                             4,459       5,254
                                                             -----       -----

Deferred compensation                                          111         111
                                                             -----       -----

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                             -           -
   Additional paid-in capital                                  200         200
   Retained earnings                                          1,875      1,854
                                                              -----      -----
       Total stockholders' equity                             2,075      2,054
                                                              -----      -----

       Total liabilities and stockholders'
         equity                                              $6,645      7,419
                                                              =====      =====

SI/BAKER, INC.
Statements of Operations
Six Months Ended August 31, 1998 and 1997
  (In Thousands)

                                     Three Months Ended       Six Months Ended
                                    -------------------      -------------------
                                     August     August        August     August
                                    31, 1998   31, 1997      31, 1998   31, 1997
                                    --------   --------      --------   --------

Net sales                           $ 1,787     8,019          3,861     12,723
Cost of sales                         1,416     6,818          3,159     10,714
                                     ------    ------         ------     ------

Gross profit on sales                   371     1,201            702      2,009
                                     ------    ------         ------     ------

Selling, general and
   administrative
   expenses                             233       265            437        526
Product development
   costs                                 71         -             71          3
Royalty expense
   to parent companies                   71       323            154        511
Interest income                          (3)       (8)            (5)       (15)
Interest expense                         21        27             35         60
Other income, net                       (23)       (6)           (25)       (26)
                                     ------    ------         ------     ------
                                        370       601            667      1,059
                                     ------    ------         ------     ------

Earnings before
   income taxes                           1       600             35        950
Income tax expense                        -       245             14        387
                                     ------    ------         ------     ------

Net earnings                        $     1       355             21        563
                                     ======    ======         ======     ======

SI/BAKER, INC.
Statements of Cash Flows
Six Months Ended August 31, 1998 and 1997
  (In Thousands)

                                                            Six Months Ended
                                                          ---------------------
                                                           August       August
                                                          31, 1998     31, 1997
                                                          --------     --------
Cash flow from operating activities:
   Net earnings                                           $    21         563
   Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
       Depreciation of machinery and
         equipment and leased equipment                        75          71
       Changes in operating assets and
         liabilities:
           Receivables                                      1,117           -
           Costs and estimated earnings
              in excess of billings                           (58)       (657)
           Inventories                                        118          23
           Prepaid expenses and other
              current assets                                 (256)         18
           Other assets                                       (29)          -
           Accounts payable                                  (582)        723
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                          201       1,049
           Accrued salaries, wages, and
              commissions                                    (342)        (27)
           Income taxes payable                               (44)         45
           Accrued royalties payable                           18         297
           Accrued product warranties                         (22)        (54)
           Accrued other liabilities                          (24)       (112)
                                                            -----       -----
Net cash provided
   by operating activities                                    193       1,939
                                                            -----       -----

Cash flows used in investing activities:
   Additions to machinery and equipment                       (38)        (15)
                                                            -----       -----

Cash flows used by financing activities:
   Repayment of note payable to bank                            -      (1,750)
                                                            -----       -----

Increase in cash and cash equivalents                         155         174
Cash and cash equivalents,
   beginning of period                                        388         484
                                                            -----       -----
Cash and cash equivalents, end of period                  $   543         658
                                                            =====       =====

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Income taxes                                       $   307         342
                                                            =====       =====
       Interest                                           $    46          64
                                                            =====       =====

                            SI HANDLING SYSTEMS, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX



Exhibit No.
----------

27         Financial Data Schedule.