Form 10-Q
period 1998-11-29
SI HANDLING SYSTEMS INC
filed 1999-01-13
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended November 29, 1998


                           Commission File No. 0-3362



                            SI HANDLING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)




         Pennsylvania                                             22-1643428
-------------------------------                             -------------------
(State Or Other Jurisdiction Of                               (I.R.S. Employer
 Incorporation Or Organization)                              Identification No.)



     600 Kuebler Road, Easton, PA                                  18040
----------------------------------------                         ----------
(Address Of Principal Executive Offices)                         (Zip Code)



Registrant's Telephone Number, Including Area Code:             610-252-7321
                                                                ------------






Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           Yes  X       No
                                                                 ---         ---


Number of shares of common stock, par value $1.00 per share, outstanding as of November 29, 1998: 3,718,862.
                    ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.   Financial Statements
------    --------------------
SI Handling Systems, Inc.
Balance Sheets
  (In Thousands, Except Share Data)

                                                         November       March
                                                         29, 1998      1, 1998
                                                        ----------    ----------

Assets
Current assets:
   Cash and cash equivalents, principally
     time deposits                                      $  2,238           752
   Short-term investments                                      -             -
                                                          ------        ------
       Total cash, cash equivalents, and
         short-term investments                            2,238           752
                                                          ------        ------

   Receivables:
     Trade                                                 7,749         8,830
     Notes and other receivables                             209            51
                                                          ------        ------
       Total receivables                                   7,958         8,881
                                                          ------        ------

   Costs and estimated earnings in excess
     of billings                                           7,329         6,774

   Inventories:
     Raw materials                                         1,233           920
     Finished goods and work-in-process                    1,222         1,578
                                                          ------        ------
       Total inventories                                   2,455         2,498
                                                          ------        ------

   Deferred income tax benefits                              435           435
   Prepaid expenses and other current assets                 242           162
                                                          ------        ------
       Total current assets                               20,657        19,502
                                                          ------        ------

Property, plant and equipment, at cost:
   Land                                                       27            27
   Buildings and improvements                              3,387         3,387
   Machinery and equipment                                 4,509         4,180
                                                          ------        ------
                                                           7,923         7,594
   Less:  accumulated depreciation                         6,432         6,131
                                                          ------        ------
       Net property, plant and equipment                   1,491         1,463
                                                          ------        ------

Deferred income tax benefits                                 175           175
Investment in joint venture                                1,044         1,027
Other assets, at cost less accumulated
   amortization of $85 in 1999 and $78
   in 1998                                                    45            52
                                                          ------        ------
       Total assets                                     $ 23,412        22,219
                                                          ======        ======


                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Balance Sheets
  (In Thousands, Except Share Data)

                                                         November       March
                                                         29, 1998      1, 1998
                                                        ----------    ----------

Liabilities and Stockholders' Equity
Current liabilities:
   Revolving credit loan payable to bank                $      -         1,000
   Current installments of long-term debt                      9             8
   Accounts payable                                        4,038         4,044
   Customers' deposits and billings in excess
     of costs and estimated earnings                       4,319         2,218
   Accrued salaries, wages, and commissions                  723         1,495
   Income taxes payable                                      388           380
   Accrued royalties payable                                 322           432
   Accrued other liabilities                               1,172           960
                                                          ------        ------

     Total current liabilities                            10,971        10,537
                                                          ------        ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Mortgage payable                                         19            26
                                                          ------        ------
     Total long-term debt                                     19            26
   Deferred compensation                                     215           190
                                                          ------        ------
       Total long-term liabilities                           234           216
                                                          ------        ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued 3,718,862
     shares in 1999 and 3,711,826 shares
     in 1998                                               3,719         3,712
   Additional paid-in capital                              2,750         2,645
   Retained earnings                                       5,738         5,109
                                                          ------        ------

       Total stockholders' equity                         12,207        11,466
                                                          ------        ------

       Total liabilities and stockholders' equity       $ 23,412        22,219
                                                          ======        ======











                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Statements of Operations
  (In Thousands, Except Share And Per Share Data)


                                 Three Months Ended         Nine Months Ended
                              ------------------------   -----------------------
                                 November    November      November    November
                                 29, 1998    30, 1997      29, 1998    30, 1997
                              ------------ -----------   ----------- -----------

Net sales                     $    11,349      12,422        30,091      32,371
Cost of sales                       9,074       9,665        23,223      25,134
                                ---------   ---------     ---------   ---------
Gross profit on sales               2,275       2,757         6,868       7,237
                                ---------   ---------     ---------   ---------

Selling, general, and
   administrative expenses          1,549       1,684         4,811       4,756
Product development costs             115          53           361         161
Interest expense                        6           3            10           8
Interest income                       (37)        (23)         (117)       (115)
Equity in income
   of joint venture                    (6)        (33)          (17)       (314)
Other income, net                     (67)        (80)         (138)       (358)
                                ---------   ---------     ---------   ---------
                                    1,560       1,604         4,910       4,138
                                ---------   ---------     ---------   ---------
Earnings before
   income taxes                       715       1,153         1,958       3,099
Income tax expense                    270         454           748       1,215
                                ---------   ---------     ---------   ---------
Net earnings                  $       445         699         1,210       1,884
                                =========   =========     =========   =========

Basic earnings per
   share*                     $       .12         .19           .33         .51
                                =========   =========     =========   =========
Diluted earnings
   per share*                 $       .12         .19           .32         .50
                                =========   =========     =========   =========
Cash dividends
   per share**                $         -           -           .10         .07
                                =========   =========     =========   =========

Average shares
   outstanding                  3,721,558   3,703,719     3,721,558   3,703,719
Dilutive effect of
   stock options                   29,258      44,016        29,258      44,016
Dilutive effect of
   phantom stock units             10,714       6,619        10,714       6,619
                                ---------   ---------     ---------   ---------
Average shares
   outstanding
   assuming dilution            3,761,530   3,754,354     3,761,530   3,754,354
                                =========   =========     =========   =========

* On October 14, 1997, the Board of Directors declared a three-for-two stock split that was distributed on November 10, 1997 to shareholders of record on October 27, 1997. Basic earnings per share for all periods presented reflect the three-for-two stock split and are based on the weighted average number of shares outstanding. Diluted earnings per share for all periods presented reflect the three-for-two stock split and are based on the weighted average number of shares outstanding and equivalent shares from dilutive stock options and phantom stock units.
** Dividends per share for the nine months ended November 30, 1997 were adjusted for the three-for-two stock split that was distributed on November 10, 1997 to shareholders of record on October 27, 1997.

                 See accompanying notes to financial statements.

SI Handling Systems, Inc.
Statements of Cash Flows
  (In Thousands, Except Share Data)

                                                            Nine Months Ended
                                                         ----------------------
                                                          November     November
                                                          29, 1998     30, 1997
                                                         ---------    ---------
Cash flows from operating activities:
   Net earnings                                          $  1,210        1,884
   Adjustments to reconcile net earnings
     to net cash provided (used)
     by operating activities:
       Depreciation of plant and equipment                    301          259
       Amortization of intangibles                              7            8
       Equity in income of joint venture                      (17)        (314)
       Change in operating assets and liabilities:
         Receivables                                          923        1,317
         Costs and estimated earnings in
           excess of billings                                (555)      (5,822)
         Inventories                                           43         (411)
         Prepaid expenses and other
           current assets                                     (80)        (135)
         Other noncurrent assets                                -           (4)
         Accounts payable                                      (6)       1,295
         Customers' deposits and billings
           in excess of costs and estimated
           earnings                                         2,101         (867)
         Accrued salaries, wages, and
           commissions                                       (772)         414
         Income taxes payable                                   8          191
         Accrued royalties payable                           (110)        (105)
         Accrued other liabilities                            212          (23)
         Deferred compensation                                 25           28
                                                           ------       ------
   Net cash provided (used) by
     operating activities                                   3,290       (2,285)
                                                           ------       ------

Cash flows from investing activities:
   Sales of short-term investments                              -        5,213
   Purchase of short-term investments                           -       (1,472)
   Additions to property, plant and equipment                (329)        (449)
                                                           ------       ------
   Net cash provided (used) by
      investing activities                                   (329)       3,292
                                                           ------       ------








                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Statements of Cash Flows (Continued)
  (In Thousands, Except Share Data)

                                                            Nine Months Ended
                                                          ---------------------
                                                          November     November
                                                          29, 1998     30, 1997
                                                         ---------    ---------


Cash flows from financing activities:
   Sale of common shares in connection
      with employee incentive stock
      option plan                                              60           59
   Repayment of long-term debt                                 (6)         (10)
   Dividends paid on common stock                            (372)        (247)
   Repayment of revolving credit
      loan payable to bank                                 (1,000)           -
   Repurchase and retirement of
      common stock                                           (157)           -
   Dividends paid to shareholders for
      fractional shares in connection
      with three-for-two stock split                            -           (2)
                                                           ------       ------
      Net cash used by financing activities                (1,475)        (200)
                                                           ------       ------

   Increase in cash and
      cash equivalents                                      1,486          807
   Cash and cash equivalents, beginning
      of period                                               752        1,852
                                                           ------       ------
   Cash and cash equivalents, end of period              $  2,238        2,659
                                                           ======       ======

   Supplemental disclosures of cash flow information:
      Cash paid during the period for:
         Interest                                        $      9            4
                                                           ======       ======
         Income taxes                                    $    740        1,024
                                                           ======       ======

   Supplemental disclosures of noncash
   financing activities:
      Issuance of 14,886 common shares in
      exchange for 5,978 common shares
         delivered to the Company by officers
         in connection with the employee
         incentive stock option plan                     $     74            -
                                                           ======       ======

      Issuance of 18,225 common shares in
      exchange for 8,064 common shares
         delivered to the Company by officers
         in connection with the employee
         incentive stock option plan                     $      -           88
                                                           ======       ======


                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Notes To Financial Statements
Nine Months Ended November 29, 1998 and November 30, 1997

(1) The information contained in this 10-Q report is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial statements furnished reflect all adjustments and accruals which are necessary to a fair statement of results for the interim periods presented. Results for interim periods are not necessarily indicative of results expected for the fiscal year. Refer to the Company's 10-K for the year ended March 1, 1998 for more complete financial information.

     SI Handling Systems, Inc. ("SI" or the "Company") and McKesson Automated Prescription Systems, Inc. ("McKesson APS"), formerly known as Automated Prescription Systems, Inc., are co-venturers in a joint venture named SI/BAKER, INC. ("SI/BAKER" or the "joint venture"). On September 29, 1998, McKesson Corporation [NYSE:MCK], a healthcare supply management company, announced the completion of its acquisition of Automated Prescription Systems, Inc. Automated Prescription Systems, Inc. was recently renamed McKesson Automated Prescription Systems, Inc. The SI/BAKER joint venture draws upon the automated materials handling systems experience of SI and the automated pill counting and dispensing products of McKesson APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
     The joint venture designs and installs computer controlled, fully automated, integrated systems for managed care pharmacy operations. The joint venture's systems are viewed as labor saving devices which address the issues of improved productivity and cost reduction. Systems can be expanded as customers' operations grow and they may be integrated with a wide variety of components to meet specific customer needs.
     Schedule A contains the SI/BAKER, INC. financial statements. The information contained in the SI/BAKER, INC. financial statements is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial statements furnished reflect all adjustments and accruals which are necessary to a fair statement of results for the interim periods presented.


Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $2,238,000 during the first nine months of fiscal 1999 from $752,000 at the end of fiscal 1998. The increase resulted from cash provided by operating activities totaling $3,290,000 and proceeds of $60,000 from the sale of common stock in connection with the employee incentive stock option plan. Partially offsetting the increase in cash and cash equivalents from these sources were the repayments of long-term debt of $6,000 and the revolving credit loan payable to bank of $1,000,000, purchases of capital equipment of $329,000, the payment of $372,000 in cash dividends to shareholders, and the payment of $157,000 in connection with the repurchase and retirement of the Company's common stock. Funds used by operating activities during the first nine months of fiscal 1998 were $2,285,000.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------
     The Company has a $5,000,000 committed revolving credit facility which is secured by a lien position on accounts receivable, land, and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during the first nine months of fiscal 1999. Currently, the committed revolving credit facility has an expiration date of August 31, 2000. The Company repaid its outstanding debt under the committed revolving credit facility on March 2, 1998, and the Company did not have any additional borrowings under the committed revolving credit facility during the first nine months of fiscal 1999.
     On March 4, 1996, SI/BAKER established a $2,500,000 Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the Facility, SI/BAKER's parent companies, SI and McKesson APS, have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. During fiscal 1998, the Bank increased the borrowing availability to $3,000,000 and extended the expiration date of the Facility. As of November 30, 1998, SI/BAKER did not have any borrowings under the Facility. The Facility has an expiration date of August 31, 1999.
     On October 14, 1997, the Board of Directors of the Company declared a three-for-two stock split that was distributed on November 10, 1997 to the shareholders of record on October 27, 1997. The purpose of the stock split was to increase the number of outstanding shares and broaden ownership and availability of the Company's common stock.
     On October 14, 1998, the Board of Directors of the Company authorized management to purchase up to $400,000 of the Company's common stock through open market transactions or negotiated transactions at prices not to exceed prevailing market prices. The stock repurchase program allows the Company to take advantage of opportunities to purchase the Company's common stock at favorable prices.
     The Company believes that its financial resources consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements for the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

Results Of Operations
---------------------

(a)  Nine Months Ended  November 29, 1998 Versus Nine Months Ended  November 30,
     ---------------------------------------------------------------------------
     1997
     ----
     The Company's net earnings for the first nine months of fiscal 1999 were $1,210,000 compared to net earnings of $1,884,000 for the first nine months of fiscal 1998.
     Backlog at the end of the first nine months of fiscal 1999 was $27,266,000. During the first nine months of fiscal 1999, the Company received orders totaling approximately $35,300,000. One order, totaling approximately $12,500,000, engages the Company to automate the distribution process at a major health and beauty aids

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

(a)  Nine Months Ended November 29, 1998 Versus Nine Months Ended November
     ---------------------------------------------------------------------
     30, 1997 (Continued)
     --------
company,  including a unique utilization of robotics.  This systems  integration contract contains a high degree of ancillary products, providing lower gross profit margins than sales of the Company's proprietary products and is scheduled to be completed by the end of the first half of fiscal 2000. Other contractual work, totaling approximately $4,500,000, engages the Company to provide proprietary product for automating three sites for one of the leading automotive manufacturers and is anticipated to be completed during the first quarter of fiscal 2000.
     Net sales of $30,091,000 for the first nine months of fiscal 1999 decreased 7.0% compared to net sales of $32,371,000 for the first nine months of fiscal 1998. The sales decrease in the first nine months of fiscal 1999 is attributed primarily to a smaller backlog of orders entering fiscal 1999 ($22,092,000 versus a $31,029,000 backlog beginning fiscal 1998). The largest declines in sales occurred in the Order Selection and Switch-Cart product lines. During the first nine months of fiscal 1999, Order Selection sales of approximately $11,000,000 declined approximately $975,000 from the prior year comparable period due to delays in earlier periods by prospective customers in signing contracts often caused by expanding project scope or protracted contractual negotiations. However, Order Selection sales of $5,350,000 for the third quarter of fiscal 1999 rose by $1,850,000 when compared to the third quarter of fiscal 1998 due to progress on a large systems integration contract. During the first nine months of fiscal 1999, Switch-Cart sales of approximately $7,000,000 declined approximately $5,250,000 from the prior year comparable period due primarily to the fiscal 1998 comparable period containing a greater amount of revenue for progress on the contract with the Defense Logistics Agency of the United States government. Partially offsetting the decline in Order Selection and Switch-Cart sales during the first nine months of fiscal 1999 was an increase in sales of approximately $3,950,000 across the Company's other products lines, with the majority of the increase relating to sales of the Company's Cartrac, Sortation, and Automated Guided Vehicle product lines.
     Gross profit as a percentage of sales was 22.8% for the first nine months of fiscal 1999 compared to 22.4% for the first nine months of fiscal 1998. Although the gross profit percentage was relatively the same as the comparable prior year period, the fiscal 1999 gross profit percentage was impacted by favorable performance on several contracts, principally for the Company's higher margin proprietary products, initiated in the prior fiscal year that were completed or nearing completion during the first half of fiscal 1999. However, offsetting the favorable performance was progress during the third quarter of fiscal 1999 on systems integration contracts which contain a high degree of ancillary products and provide lower gross profit margins than sales of the Company's higher margin proprietary products.
     Selling, general, and administrative expenses of $4,811,000 were higher by $55,000 in the first nine months of fiscal 1999 than in the comparable fiscal 1998 period. The increase in selling, general, and administrative expenses is attributable to (1) increases of approximately $400,000 for costs associated with inflationary factors and product promotion and sales efforts aimed at expanding the Company's customer base of business consistent with the Company's strategic plan to grow the business as a systems integrator and (2) increases of approximately $65,000 in professional fees and expenses associated with increasing the visibility of the

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

(a)  Nine Months Ended November 29, 1998 Versus Nine Months Ended November
     ---------------------------------------------------------------------
     30, 1997 (Continued)
     --------
Company and exploring business opportunities and strategic alliances. The increases in selling, general, and administrative expenses occurred primarily in the first half of fiscal 1999. Partially offsetting the increase in selling, general, and administrative expenses was a reduction of approximately $380,000 for expenses associated with the Company's incentive-based compensation plan which provides for gain sharing as a means of promoting performance excellence.
     Product development costs of $361,000 were higher by $200,000 in the first nine months of fiscal 1999 than in the comparable fiscal 1998 period. Development programs in the first nine months of fiscal 1999 included enhancements to the Company's product controls and features and improvements to the Order Selection product line. Development programs in the first nine months of fiscal 1998 included efforts directed at improvements across various product lines, and efforts associated with the introduction of the Henke light-duty overhead transportation product.
     Equity in income of joint venture  represents  the Company's  proportionate share of its investment in SI/BAKER which is being accounted for under the equity method. The unfavorable variance of $297,000 for the first nine months of fiscal 1999 in the equity in income of joint venture was attributable to SI/BAKER's decline in sales to approximately $5,993,000 as compared to the comparable fiscal 1998 period of approximately $17,253,000. The sales decrease in fiscal 1999 was primarily attributable to a smaller backlog of orders entering fiscal 1999 versus a record high opening backlog of orders at the beginning of fiscal 1998. Fiscal 1998 sales were favorably impacted by performance on contracts wherein customer specifications required systems to be commercially operable by the end of fiscal 1998; however, the fiscal 1998 gross profit percentage was unfavorably impacted by difficulties in executing and concluding several contracts as additional costs became necessary to meet contractual throughput requirements. Also contributing to fiscal 1999's unfavorable variance was increased development expenses of $334,000 for software and controls capabilities for various new products addressing changing market requirements. Partially offsetting the unfavorable variance were SI/BAKER's decreases of (1) $450,000 in revenue-based royalty costs due to the parent companies and (2) $55,000 in selling, general, and administrative expenses for those expenses based on revenue and profit performance. The decrease in selling, general, and administrative expenses occurred primarily in the first half of fiscal 1999; however, selling, general, and administrative expenses for the third quarter of fiscal 1999 increased when compared to the third quarter of fiscal 1998 due to costs associated with sales and administrative efforts aimed at expanding SI/BAKER's customer base of business.
     The unfavorable variance of $220,000 in other income, net, is primarily attributable to a decrease in the revenue-based royalty income related to the SI/BAKER joint venture.
     The Company incurred income tax expense of $748,000 during the first nine months of fiscal 1999 compared to income tax expense of $1,215,000 in the comparable fiscal 1998 period. Income tax expense was generally recorded at statutory federal and state tax rates expected to apply for each fiscal year.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

(b)  Three Months Ended November 29, 1998 Versus Three Months Ended November 30,
     ---------------------------------------------------------------------------
     1997
     ----
     Changes in the third quarter of the current fiscal year compared to the prior year were consistent with those previously noted above for the nine-month period, except for the following areas:
     Gross profit as a percentage of sales was 20.0% for the third quarter of fiscal 1999 compared to 22.2% for the third quarter of fiscal 1998. The decline in gross profit percentage was primarily attributable to a larger proportion of progress on systems integration contracts which contain a high degree of ancillary products and provide lower gross profit margins than sales of the Company's higher margin proprietary products.
     Selling, general, and administrative expenses of $1,549,000 were lower by $135,000 in the third quarter of fiscal 1999 than in the comparable fiscal 1998 period. The decrease in selling, general, and administrative expenses is primarily attributable to a reduction of expenses associated with the Company's incentive-based compensation plan which provides for gain sharing as a means of promoting performance excellence.
     Interest income of $37,000 was higher by $14,000 in the third quarter of fiscal 1999 than in the comparable fiscal 1998 period. The increase in interest income is primarily attributable to the higher level of funds available for short-term investments during the third quarter of fiscal 1999.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Year 2000
---------
     The Year 2000 issue relates to the ability of computer systems, microprocessors, and other electronic devices to deal appropriately with dates on or after January 1, 2000 and other dates used for special programmatic functions (e.g., 9999). The effect of the Year 2000 issue may include computer failures and business interruption.
     The Company has assembled a team of internal staff to oversee the matter and is underway in completing its Year 2000 assessment. Internally, the Company has upgraded its business system to address the Year 2000 issue. Externally, the Company has and will continue to survey its suppliers, financial institutions, and other organizations to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems or business activities may impact the Company's operations. However, the Company cannot presently estimate the impact of the failure of third parties to be Year 2000 compliant. Also, customers may utilize the services, on a fee basis, of the Company's customer support group to assess and upgrade their materials handling systems purchased from the Company in prior years for Year 2000 compliance. Costs incurred to date and estimated costs to complete the Company's Year 2000 compliance efforts are not expected to be material.
     The outline of the general phases of the Company's Year 2000 project is as follows: (1) Year 2000 methodology and compliance training for key personnel;
(2) inventorying Year 2000 items, internally and externally; (3) assigning priorities to identified Year 2000 items; (4) assessing the Year 2000 compliance of items determined to be material to the Company; (5) remediating or replacing material items that are determined not to be Year 2000 compliant; (6) testing material items for Year 2000 compliance; and (7) designing and implementing contingency plans to the extent deemed necessary. The Company has substantially completed phases (1) through (5) relating to existing internal hardware, software, facilities and equipment; however, testing is ongoing as hardware, software, and equipment are remediated, upgraded or replaced. Additionally, the Company continues to assess and test newly engaged suppliers and their products for Year 2000 compliance as part of the Company's normal business operations. The Company has not completed its external surveys or made contingency plans in the case that it is not Year 2000 compliant by the Year 2000. The Company will continue to monitor its Year 2000 compliance program, address any material issues, and develop contingency planning as it deems appropriate.
     The scheduled completion date for the Company's efforts to address the Year 2000 issue is July 1999. The failure to identify or correct a material Year 2000 problem could result in an interruption in, or a failure of, certain business activities or operations such as the Company's ability to service its customers. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, and financial condition. The Company's Year 2000 assessment process is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and customers.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 5.   Other Information
-------   -----------------

Effective January 1, 1999, Leonard S. Yurkovic, President and Chief Executive Officer, was elected Vice Chairman of the Board of Directors of the Company.


Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

     (a) Exhibit 27 - Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended November 29, 1998.

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

                                                 SI HANDLING SYSTEMS, INC.

                                                 /s/ Barry V. Mack

                                                 Barry V. Mack
                                                 Vice President - Finance
                                                   (Principal Financial Officer)

Dated:    January 13, 1999
          ----------------

                                                                      Schedule A
                                                                      ----------











                                 SI/BAKER, INC.

                              Financial Statements
                                November 30, 1998

SI/BAKER, INC.
Balance Sheets
November 30, 1998 and February 28, 1998
  (In Thousands, Except Share Data)

                                                         November      February
                                                         30, 1998      28, 1998
                                                       -----------    ----------

Assets
------
Current assets:
   Cash and cash equivalents, principally
     time deposits                                      $    388           388

Receivables:
   Trade                                                     558         2,881
   Other receivables                                           -            51
                                                          ------        ------
     Total receivables                                       558         2,932
                                                          ------        ------

   Costs and estimated earnings in
     excess of billings                                    2,364         3,263
   Inventories                                                 -           118
   Deferred income tax benefits                              309           309
   Prepaid expenses and other current
     assets                                                  312            18
                                                          ------        ------

       Total current assets                                3,931         7,028
                                                          ------        ------

   Machinery and equipment, at cost                          173           125
     Less:  accumulated depreciation                          86            64
                                                          ------        ------
   Net machinery and equipment                                87            61
                                                          ------        ------

   Equipment leased to customer                              487           487
   Less:  accumulated depreciation                           340           249
                                                          ------        ------
     Net equipment leased to customer                        147           238
                                                          ------        ------

   Deferred income tax benefits                               35            35
                                                          ------        ------

   Other assets                                               86            57
                                                          ------        ------

       Total assets                                     $  4,286         7,419
                                                          ======        ======

SI/BAKER, INC.
Balance Sheets
November 30, 1998 and February 28, 1998
  (In Thousands, Except Share Data)

                                                         November      February
                                                         30, 1998      28, 1998
                                                       -----------    ----------


Liabilities and Stockholders' Equity
Current liabilities:
   Note payable to bank                                 $      -           900
   Accounts payable:
     Trade                                                   411           930
     Affiliated companies                                     94            97
                                                          ------        ------
       Total accounts payable                                505         1,027
                                                          ------        ------

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                                750         1,740
   Accrued salaries, wages, and
     commissions                                              51           413
   Income taxes payable                                        -            44
   Accrued royalties payable                                 155           288
   Accrued product warranties                                615           799
   Accrued other liabilities                                  11            43
                                                          ------        ------
       Total current liabilities                           2,087         5,254
                                                          ------        ------

Deferred compensation                                        111           111
                                                          ------        ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                           -             -
   Additional paid-in capital                                200           200
   Retained earnings                                       1,888         1,854
                                                          ------        ------
       Total stockholders' equity                          2,088         2,054
                                                          ------        ------

       Total liabilities and stockholders'
         equity                                         $  4,286         7,419
                                                          ======        ======

SI/BAKER, INC.
Statements of Operations
Nine Months Ended November 30, 1998 and 1997
  (In Thousands)

                                      Three Months Ended      Nine Months Ended
                                    --------------------    --------------------
                                     November   November    November    November
                                     30, 1998   30, 1997    30, 1998    30, 1997
                                    ---------  ---------    ---------  ---------

Net sales                           $  2,132      4,530        5,993     17,253
Cost of sales                          1,497      4,036        4,656     14,750
                                      ------     ------       ------     ------

Gross profit on sales                    635        494        1,337      2,503
                                      ------     ------       ------     ------

Selling, general and
   administrative
   expenses                              238        204          675        730
Product development
   costs                                 266          -          337          3
Royalty expense
   to parent companies                    86        179          240        690
Interest income                           (1)        (6)          (6)       (21)
Interest expense                          25         33           60         93
Other income, net                          -        (25)         (25)       (51)
                                      ------     ------       ------     ------
                                         614        385        1,281      1,444
                                      ------     ------       ------     ------

Earnings before
   income taxes                           21        109           56      1,059
Income tax expense                         8         43           22        430
                                      ------     ------       ------     ------

Net earnings                        $     13         66           34        629
                                      ======     ======       ======     ======

SI/BAKER, INC.
Statements of Cash Flows
Nine Months Ended November 30, 1998 and 1997
  (In Thousands)

                                                           Nine Months Ended
                                                        -----------------------
                                                         November      November
                                                         30, 1998      30, 1997
                                                        ---------     ---------

Cash flow from operating activities:
   Net earnings                                         $     34           629
   Adjustments to reconcile net earnings
     to net cash provided (used) by
     operating activities:
       Depreciation of machinery and
         equipment and leased equipment                      113           108
       Changes in operating assets and
         liabilities:
           Receivables                                     2,374        (1,747)
           Costs and estimated earnings
              in excess of billings                          899           657
           Inventories                                       118            36
           Prepaid expenses and other
              current assets                                (294)            5
           Other assets                                      (29)            -
           Accounts payable                                 (522)         (268)
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                        (990)          174
           Accrued salaries, wages, and
              commissions                                   (362)           16
           Income taxes payable                              (44)           80
           Accrued royalties payable                        (133)           23
           Accrued product warranties                       (184)          265
           Accrued other liabilities                         (32)          (96)
                                                          ------        ------
Net cash provided (used)
   by operating activities                                   948          (118)
                                                          ------        ------

Cash flows used in investing activities:
   Additions to machinery and equipment                      (48)          (19)
                                                          ------        ------

Cash flows used by financing activities:
   Increase (repayment) of note payable to bank             (900)          250
                                                          ------        ------

Increase in cash and cash equivalents                          -           113
Cash and cash equivalents,
   beginning of period                                       388           484
                                                          ------        ------
Cash and cash equivalents, end of period                $    388           597
                                                          ======        ======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Income taxes                                     $    325           350
                                                          ======        ======
       Interest                                         $     71            88
                                                          ======        ======

                            SI HANDLING SYSTEMS, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX



Exhibit No.
----------

27         Financial Data Schedule.