Form 10-K405
period 1999-02-28
SI HANDLING SYSTEMS INC
filed 1999-06-01
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                                    ---------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:                               Commission file number:
     February 28, 1999                                           0-03362


                            SI HANDLING SYSTEMS, INC.
                            -------------------------
             (Exact Name Of Registrant As Specified In Its Charter)


            Pennsylvania                                 22-1643428
            ------------                                 ----------
   (State Or Other Jurisdiction of          (I.R.S. Employer Identification No.)
            Incorporation)

 600 Kuebler Road, Easton, Pennsylvania                                18040
 --------------------------------------                                -----
(Address Of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code:                 610-252-7321

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

(3)    Number of shares of common stock, par value $1.00 per share, outstanding
       as of April 30, 1999:                                          3,708,037.

(4) The aggregate market value of the voting stock held by non-affiliates as of April 30, 1999 was: $41,284,000.

(5)    Indicate by check mark if  disclosure of  delinquent  filers  pursuant to item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Documents incorporated by reference: the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on July 21, 1999 incorporated partially in Part III hereof.

                                     PART I
                                     ------


Item 1.       Business
-------       --------

     SI Handling Systems, Inc. (the "Company" or "SI") is a systems integrator supplying automated materials handling systems to manufacturing, order selection, and distribution operations. The systems are designed, sold, manufactured, installed, and serviced by the Company, or by others for the Company, at its direction, generally as labor-saving devices to improve productivity and reduce costs. The Company's products are utilized to automate the movement or selection of products and are often integrated with other automated equipment, such as conveyors and robots. The Company's systems involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. The Company develops and designs computer control programs required for the efficient operation of the systems. The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from as low as $100,000 to as high as $24,000,000. The Company derives much of its sales from North American corporations and the federal government. Sales to companies in the United States as a percentage of total sales during fiscal 1999, 1998, and 1997 were 87.2%, 95.6%, and 97.4%, respectively.
     The Company's backlog of orders at February 28, 1999 was $19,884,000, $3,793,000 of which is with the federal government. The Company's backlog of orders at March 1, 1998 was $22,092,000. The rate of new orders can vary substantially from month to month. Fluctuations in the Company's sales and earnings occur with increases or decreases in major installations. The Company expects to fill, within its 2000 fiscal year, all of the February 28, 1999 backlog indicated above.

                                    Products
                                    --------
     Cartrac(R). Cartrac is a modular conveyor system which is used in a variety
     -------
of applications. The product moves materials to and through robotic and other automated manufacturing operations in the automotive, appliance, electronic, and other industries. Its features include high speed movement, precise positioning of workloads, independent control of carriers, and a broad range of size and load capacity. These features enable materials to move rapidly to and between operations, stopping precisely at the work stations, as opposed to continuously moving production lines. Cartrac sales as a percent of total sales were 14.9%, 11.8%, and 18.5% for fiscal 1999, 1998, and 1997, respectively.
     A system includes a set of parallel metal tracks and holding stations. Carriers are propelled along the tracks by means of a spinning drive tube located between the tracks which is in contact with a specially designed drive wheel underneath the carrier. The speed of individual carriers can be changed by control of the angle of the drive wheel under the carrier. This permits gentle acceleration to speeds of up to 350 feet per minute and gentle deceleration to a complete stop. The average speed of a carrier in the system is 200 feet per minute.
     Cartrac can be mounted on walls and ceilings as well as floors and is suitable for installation in existing as well as new buildings. It is capable of vertical as well as horizontal movement and of right angle turning, thus saving space. Modular design also permits the system to be enlarged through the addition of components when higher volume or expanded systems become necessary.
     Cartrac has been installed in facilities in the United States, Europe, Japan, Canada, Mexico, and Australia. Cartrac systems can also be combined with the Company's automated storage and retrieval systems ("AS/RS"), and with the SI

Ordermatic order selection system, described below. A typical Cartrac system takes six to nine months to design, manufacture, and install.
     The Company also offers a Mini-Cartrac(R) and a Robolite Cartrac(R) system. The Mini-Cartrac(R) system provides the key features of the Cartrac system in a scaled-down version for the handling of loads up to 200 pounds. The Robolite Cartrac(R) system features an extruded aluminum frame that is lightweight and modular. This provides for flexibility and simplicity when designing systems.
     The Robolite Cartrac system is extremely reliable as it has few moving parts and requires little or no maintenance. Robolite Cartrac offers extremely accurate positioning and repeatability so it is ideally suited for robotic assembly and robotic welding systems. Robolite Cartrac offers a fast, accurate, reliable transportation system with controlled acceleration and deceleration for smooth operation with no vibration. The system can accommodate up to 500-pound loads at varying speeds up to 180 feet per minute.
     During fiscal 1998, the Company entered into a strategic alliance with a European supplier of an overhead light-duty conveyor transportation product. The by-product of this business relationship is the Company's Roborail(TM) spinning tube conveyor. Similar in design and construction to the Robolite Cartrac(R) System, the Roborail(TM) has a wide range of applications. In addition to straight and curved track sections, other components can be added to provide carrier accumulation, change carrier direction, accomplish elevation change, and to merge or divert carriers on or off the main line. The system can accommodate up to 100-pound loads at varying speeds and transport product either horizontally or vertically.

     Switch-Cart(R).   Switch-Cart  systems  are  used  in  a  wide  variety  of
     -----------
applications in distribution centers, warehouses, and manufacturing plants. Switch-Cart sales as a percent of total sales were 26.8%, 42.9%, and 27.3% for fiscal 1999, 1998, and 1997, respectively.
     A system consists of an endless tow chain which engages and pulls four-wheel platform carts. Electronically activated switches, similar to railroad track switches, automatically change the cart's destination or sidetrack it onto a spur. The tow chain and switches are imbedded in the floor so as not to interfere with vehicular or foot traffic. The carts can be manually operated when not engaged with the towline. Installations range from relatively simple one-loop systems to highly sophisticated computer directed multiple loop applications.
     Of varying dimensions and configurations, Switch-Cart systems are used in manufacturing operations ranging from soft goods to heavy industrial products. Switch-Carts can serve as a traveling workbench or assembly platform. They can be loaded and unloaded automatically and carry products through ovens, freezers, or spray areas. They can move goods in process, products, packages, or other materials horizontally and, through the use of ramps or elevators, vertically.
     The systems are used in newspaper operations for roll handling as well as in all types of warehouses, and truck, rail, and freight terminals. They vary in length from a few hundred feet to over seven miles and can connect multi-building complexes. Switch-Cart systems can be integrated with other automated materials handling systems such as high-rise storage and retrieval systems and automated production equipment to increase the utilization of those tools.
     Because the Company's Lo-Tow(R) tow chain used with the system operates at a depth of approximately three inches, Switch-Cart systems can be installed in existing one-story and multi-story buildings as well as newly constructed facilities.
     A typical Switch-Cart system requires approximately six months to engineer, manufacture, and install.

     Itematic(R).  Itematic is an automated order selection system which selects
     --------
and delivers items to packing or assembly stations. The system has been used to select or "pick" bottles, cassettes, automotive parts, and vials and can be used for other items such as small boxes and cartons. In addition to applications in the wholesale and chain drug field, Itematic is used for the selection of health and beauty aids, cosmetics, electronic components and parts, automotive parts, hardware, jewelry, contact lenses, and other products. The Itematic is a sophisticated system with the capacity to select and deliver automatically a variety of products in less than full case quantities.
     Modular in design, Itematic consists of storage shelves, adjustable lanes, picking heads, and belt takeaway conveyors. Operating under electronic control, Itematic selects the required number of pieces from the appropriate lanes. The unit can respond to commands rapidly. Sequences can be pre-determined by invoice, family groups, optimum time sequence, or any other criteria depending upon user requirements.
     The capacity of the system depends on the number of shelf modules and picking heads. One picking head can serve from one to six shelf modules, and one system may contain a number of picking heads.
     The system is designed to provide greater speed and accuracy than manual or less automated order selection methods and to reduce product damage, pilferage, and labor costs.
     A typical Itematic system requires approximately six to nine months to engineer, manufacture, and install.

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

     Accupic(R).  Accupic is a state-of-the-art,  pick-to-light  system. It is a
     -------
paperless picking system that facilitates the items currently being picked manually in distribution centers and greatly improves picking accuracy. Bright LED displays direct personnel through the picking sequence automatically. Pick lists are eliminated, throughput is increased, and errors are dramatically reduced. The system can be used for either less-than-full case picking or for full case picking.
     A typical Accupic system requires approximately six to nine months to engineer, manufacture, and install.

     Dispen-SI-matic(R).  Dispen-SI-matic is an automated order selection system
     ---------------
for less than full case picking. On August 22, 1989, the Company entered into a renewable five-year licensing agreement with Knapp Logistik Automation Gesellschaft GmbH ("Knapp"), an Austrian firm, to acquire the exclusive right to sell, engineer, manufacture, and install the Dispen-SI-matic product throughout North America.
     The licensing agreement, which is automatically renewable for additional one-year terms, extended through August 22,1997; however, an amendment to the original licensing agreement was made effective April 29, 1997. The amendment, also with a term of five years and automatically renewable for additional one-year terms, retains many of the salient features of the original licensing agreement with the exception of a change from an exclusive right to a non-exclusive right and a reduction in royalties due Knapp for sales of the Dispen-SI-matic product by the Company.
     The Dispen-SI-matic is an A-frame modular structure style of automatic picking machine. The machine is made up of individual blocks or modules, any number of which can be integrated over the conveying belt at any desired location. Every module contains a variable number of channels, with each channel having its own dispensing unit. Product is either dispensed onto a central gathering belt which in turn deposits product into a tote bin or is dispensed directly into a tote bin. The number of orders which the automatic picking line can handle at any one time depends on the size of the line. The most important feature of the Dispen-SI-matic is that it can operate up to ten times faster than the Itematic. The Itematic, however, can handle a wider range of oddly shaped packages.
     The Company also offers a Dispen-SI-matic Medium Mover. This machine was introduced because research of the movement data indicated that in some applications it was not necessary to have a dispenser for each product in the system. The concept provides a single traveling dispenser to serve numerous channels of product, thereby decreasing the cost of a system and making the system justifiable for smaller or slow-moving distribution operations.
     The Dispen-SI-matic serves the same markets as the Itematic and the choice of system is application specific. A typical Dispen-SI-matic system requires approximately six to nine months to engineer, manufacture, and install.
     The SI Steady Pack, a less-than-case load A-Frame order picking and packing system, is an additional order selection system product offering. Some of the design elements of the Steady Pack include an A-Frame dispensing machine with media dispensers and channels, belt conveyor, bar code scanner, rotary indexers, and packing stations. Definite advantages of the Steady Pack are its speed of delivering products to packing stations, efficiency in handling a wide range of order sizes, flat orientation and even spacing of orders, and ease in replenishment of product. The system is highly accurate and can process up to 150 pieces per minute.
     The SI "P4(TM)," an automated, single unit order picking system, is a recent addition to the Company's order selection system product offerings. Some of the design elements of the P4 include electrically operated dispensers, cleated belt conveyors, product guide block and frame, drive motor, sensors, and PC-based system controls. A definite advantage of the P4 is its ability to pick and convey products in a single file with consistent orientation to a downstream secondary process, such as store labeling, automatic cartoning/packaging, and price stickering. The system can be configured for different package sizes by changing the product guide block and can handle packages which range from 2" x 2" up to a maximum size of 10" x 18." The system is highly accurate and can process up to 150 pieces per minute.
     Order Selection sales, which are comprised of Ordermatic, Itematic, Accupic, and Dispen-SI-matic sales (including sales of Automated Pharmacy Systems to the SI/BAKER, INC. ("SI/BAKER") joint venture), as a percent of total sales were 33.6%, 30.9%, and 28.7% for fiscal 1999, 1998, and 1997, respectively.

     Sortation Systems.  The Company provides a high speed,  computer-controlled
     -----------------
tilt-tray  sortation  system for  sorting  packaged  merchandise.  The system is available with either Flat Tray or Gullwing (an SI exclusive) carriers and offers both Bull Gear and Caterpillar drives. The Company offers a unique Electro Mechanical Tripper that does not require air for operation. SI sortation systems blend manual and automated induction with bar code reading and computed destination.
     The Company also offers a family of "small parcel sorting systems." These systems consist of a family of diverters which can sort packages up to ten pounds in weight with a maximum size of 12" x 12" x 18". Sortation rates of up to two to three pieces per second can be achieved with each sorter mechanism. These products complement SI's other products in the order selection marketplace. For example, the SI robotic Gantry Sorter allows companies with large volumes of mailings to take advantage of substantial postal savings by automating their small parcel and letter sorting capability. Reliable, high speed, accurate sorting is accomplished by electric area gantries that work over a network of mail bags or tote boxes arranged in a dense grid pattern. The Gantry Sorter has a PC-based control system, will accommodate weighing and manifesting, can be expanded with additional sorting modules, and is flexible in design. The system can handle flow rate of up to 3,600 pieces per hour. Sortation sales as a percent of total sales were 5.1%, 2.9%, and 0.2% for fiscal 1999, 1998, and 1997, respectively.
     A typical sortation system requires approximately six to nine months to engineer, manufacture, and install.

     Automated Guided Vehicle ("AGV") Systems.  During March 1992, the
     ----------------------------------------
Company concluded the acquisition of all of the outstanding capital stock of BT Systems, Inc.("BT Systems"), a U.S. corporation, from its Swedish parent company, BT Systems AB.
     BT Systems, located in Rochester Hills, Michigan, was one of the world's largest suppliers of Automated Guided Vehicle ("AGV") Systems, with over 1,500 AGV's at 60 installations in North America. The acquisition of the AGV product line has given the Company one of the broadest ranges of horizontal transport products in the industry.
     In April 1995, the balance of the Company's AGV operations in Rochester Hills, Michigan, consisting primarily of parts and service support, relocated to a more appropriately sized facility. With the departure of a significant portion of the original AGV talent base, except for aftermarket capabilities, the Company has been assessing alternatives to ascertain its best strategic position for the product.
     The Company has supplied Sideloading Forklift, Backloading Forklift, Unit Load, Platform and Towing Automated Guided Vehicle Systems. Automated Guided Vehicle Systems sales as a percent of total sales were 5.2%, 0.0%, and 1.5% for fiscal 1999, 1998, and 1997, respectively.
     During April 1999, the Company concluded the acquisition of all of the outstanding capital stock of Modular Automation Corp. ("MAC") of Greene, New York. Since its formation in 1981, MAC had been a respected supplier of AGV Systems for warehousing, distribution, and progressive assembly applications. The acquisition of the AGV technology from MAC complements and expands the Company's AGV product offerings. The MAC 1-2-3(TM) operating software, which controls the vehicles, allows for rapid modification of vehicle routing, traffic control, and guidepath layout, thereby minimizing the need for customization and computer software changes. The acquired AGV products vary in speed, size, and guidance technology, handle a wide range of weight capacities and materials, and are marketed primarily under the ROBOMAC(TM) and MiniMac(TM) trade names. Existing customers, with approximately 100 vehicles currently installed in the United States and Europe, are fully supported by SI on their system expansion, service, and spare parts requirements. The acquired AGV products and personnel have been integrated into the Company's existing Easton, Pennsylvania facility.

     Automated  Storage/Retrieval  Systems  (AS/RS).  In  addition  to  its  AGV
     ----------------------------------------------
capabilities, BT Systems also offered a wide range of capability in Automated Storage and Retrieval Systems ("AS/RS") for which the Company had already possessed a strong technology base following its acquisition of the Hartman product lines three years earlier, coupled with its long standing technical partnership with Ishikawajima Harima Industries (IHI) in Japan.
     In June, 1989 the Company purchased certain assets of the SPS-Hartman Systems Division from SPS Technologies. The acquired AS/RS products consist of the Hartman(TM)unitload, Autocube(TM) miniload, man-aboard Hustler(TM) and Autotrieve(TM) tote handling systems, along with the appropriate integrated systems software. Existing customers, with well over 600 installed systems, are fully supported by SI on their system expansion, service, and spare parts requirements.
     The acquired products and certain personnel were integrated into the Company's existing Easton, Pennsylvania facility.
     This purchase represented an expansion of the product and system offerings to the manufacturing, order selection, and distribution markets where the Company is currently a leading supplier of automated computer integrated materials handling systems. AS/RS sales as a percent of total sales were 0.0%, 0.0%, and 0.0% for fiscal 1999, 1998, and 1997, respectively.

     Computer  Control  Systems.  The  Company  has the  capability  to  offer a
     --------------------------
materials handling system fully integrated with an information processing system to regulate the materials handling process. The Company has control programs for all of its products and possesses the ability to integrate its proprietary equipment in combination with purchased components such as conveyors to provide a total materials handling system, including the computer operations for controlling, supervising, and monitoring the movement, storage, and inventory of products in the system.
     The Company is a recognized IBM Business Partner and a member of the Control System Integrators Association ("CSIA").
     The Company's materials handling products operate under computer direction through SI software designed to integrate the components of factory automation systems, and when integrated with conveyors, robots, and other high technology components, provide computer controlled flexible manufacturing systems ("FMS").

     Automated  Pharmacy  Systems.  During March 1993, the Company and Automated
     ----------------------------
Prescription Systems, Inc. of Pineville, Louisiana formed a joint venture, SI/BAKER. On September 29, 1998, McKesson HBOC, Inc. [NYSE:MCK], a healthcare supply management company, announced the completion of its acquisition of Automated Prescription Systems, Inc. Automated Prescription Systems, Inc. was renamed McKesson Automated Prescription Systems, Inc. ("McKesson APS"). SI/BAKER draws upon the automated materials handling systems experience of the Company and the automated pill counting and dispensing products of McKesson APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
     Since 1976, the Company has provided order filling machines and systems to the wholesale and retail distribution marketplace. Prior to fiscal 1994, the Company installed automated pharmacy systems at five domestic sites and one international site. The Company's proprietary products, Itematic and Dispen-SI-matic, coupled with its strong computer integration skills, provide its customers with state-of-the-art split case order filling systems which lower the cost of distributing products.
     McKesson APS, the leading manufacturer of automated tablet and capsule counting and dispensing machines since 1972, has systems in place in retail, hospital, and mail order pharmacies throughout the United States and Canada. McKesson APS also markets robotic, automated prescription filling systems primarily for use in high volume pharmacy operations. McKesson APS' products have lowered the costs of filling prescriptions and increased the time available to the pharmacist for customer counseling.

     SI/BAKER, was formed to address the rapidly evolving automation needs of managed care pharmacy operations which fill prescriptions by mail for the clients of health care provision plans. The demographics of the aging population in the United States and the emphasis on reduced health care costs, of which prescription costs are a major part, is the driving force behind the automation of mail order and central fill pharmacy operations. SI/BAKER focuses on providing technologically advanced, error-free, automated prescription filling systems to this growing market. Information pertaining to the SI/BAKER joint venture is included in Note 12 of Notes to Financial Statements. See also Settlement of Litigation in Note 8 and Contingencies in Note 9 of Notes to Financial Statements.

     Product Warranty.  The Company's  products are warranted against defects in
     ----------------
materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs based upon a percentage of cost of sales and warranty experience. Historically, charges applied against the product warranty reserve have not been material.

                                    Marketing
                                    ---------
     Sales of the Company's products in the United States and Canada are made through the Company's own sales personnel and independent sales representative firms specializing in selling materials handling equipment. Approximately 15 employees are engaged in sales, advertising, and marketing activities. The Company's independent sales representatives, by agreement, may not sell systems competitive with those of the Company.
     The Company's systems are sold on a fixed price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has been tested in place.
     The Company's customers include major manufacturers and distributors of a wide variety of products, as well as the federal government (which accounted for revenues of $8,586,000 in fiscal 1999), common carriers, and national retail chains. A substantial amount of business has been achieved through the sale of additional systems to the same customer, additions to systems already installed, and parts and service.

                                   Competition
                                   -----------
     The materials handling industry includes many products, devices, and systems competitive with those of the Company.
     The Company's Cartrac system competes with various alternative materials handling systems, including automated guided vehicle systems, automatic dispatch cart, electrified monorail and pallet skid systems, power and free conveyor systems, and belt and roller conveyor systems, along with two principal competitors supplying equipment similar to the Company's Cartrac system; however, the Company believes that the Cartrac system's advantages, such as controlled acceleration and deceleration, high speed, individual carrier control, and right angle turning, are significant distinctive features.
     There are four principal competitors supplying equipment similar to the Company's Switch-Cart system who are well established in terms of sales and financial resources. Competition in the automatic dispatch cart field is primarily in the areas of price, experience, and product performance.
     The Itematic and Dispen-SI-matic systems compete primarily with manual picking methods, and the Dispen-SI-matic also competes with similar devices provided by four other manufacturers, along with various alternative picking technologies. They are general purpose "broken case" automated order selection systems that have been sold for picking items of non-uniform configuration. The Company believes that the Itematic and Dispen-SI-matic systems provide greater speed and accuracy than manual methods and reduce damage, pilferage, and labor costs. Pick-to-light systems are becoming more advanced and now provide higher picking rates than they have in the past. The Company possesses its own pick-to-light system known as Accupic. There are approximately five principal competitors and numerous smaller firms which provide this type of system, and this has resulted in more competition to the Company's own automated systems offerings.
     The Company's tilt-tray sortation system (encompassing both Flat Tray and Gullwing) competes primarily with other tilt-tray sortation systems, as well as belt sorters and roller conveyor sorters. Tilt-tray sorters, as opposed to belt and roller sorters, are generally used when higher throughput is required. Slat and shoe sorters are increasing throughput capabilities and are realizing gains in market share as compared to tilt-tray sorters. SI's family of small parcel sorters participate in the markets that distribute small, lightweight packages. These sorters are targeted to companies in the mail order merchandise industry. There are approximately twenty other companies that supply sortation equipment.
     Over the past several years, the Company has not attempted to sell new AS/RS or AGV systems, but concentrated its efforts on the parts, service, and rehab business. However, with the recent acquisition of AGV technology from MAC, the Company is targeting market segments that are seeking delivery and assembly systems that can be installed and modified quickly and easily. Competition in the AGV marketplace has typically been on the basis of price. There are approximately ten other companies that supply Automated Storage/Retrieval Systems and approximately five other companies that supply Automated Guided Vehicle Systems.
     The Company knows of no product comparable to its Ordermatic system. There are other approaches to mechanizing and automating the storage and order picking functions in warehouses and distribution centers, but the Company believes that none is as fully automated as Ordermatic.
     New technology is constantly being developed in the materials handling field. As in the case of other technically oriented companies, there is a risk that the Company's business may be adversely affected by technological advances in the materials handling field; however, the Company believes that its competitive advantages include its reputation in the materials handling field, its patents, and its experience and proven capabilities in the markets in which it concentrates. Its disadvantages include its relatively small size as compared to certain of its larger competitors.

                                  Raw Materials
                                  -------------
     The Company has not been adversely affected by energy or raw materials shortages. Its principal plant uses natural gas for heating and electricity to operate its machinery. The principal raw material purchased by the Company is steel which the Company purchases from various suppliers.

                              Patents And Licenses
                              --------------------
     Significant design features of the Cartrac, Switch-Cart, Sortation, AGV, Itematic, Ordermatic, and Dispen-SI-matic systems are covered by patents or patent applications in the United States.
     The Company has approximately 45 patents with lives that expire through May 2012. The Company believes that it has approximately 15 significant patents. These patents when used in conjunction with the remaining 30 patents enable the Company to build quality automated materials handling systems. The perceived significant patents have useful lives expiring through May 2012. The significant patents pertain mainly to the following areas: vehicles and carrier design, loading and unloading products, speed and precision control, track design and assembly, accumulation of vehicles, and simultaneous order requests processing equipment.
     Of greater value than the protection provided by patents is the intellectual knowledge assembled over many years of application experience into a mass of accumulated technical expertise possessed by a stable and dedicated work force.

     During fiscal 1991, the Company entered into a 10-year licensing agreement with Robotrac, Inc. (a subsidiary of Heico, Inc.) of Lisle, Illinois whereby SI markets and manufactures Robotrac products, systems, and services along with the Company's complete line of materials handling solutions. Under the terms of the licensing agreement, the Company pays royalties to Robotrac, Inc. based on net sales of Cartrac products and services. Royalty expense relating to the Robotrac licensing agreement for fiscal years 1999, 1998, and 1997 was $286,000, $356,000, and $306,000, respectively.
     During fiscal 1990, the Company entered into a renewable five-year licensing agreement with Knapp to acquire the exclusive right to sell, engineer, manufacture, and install the Dispen-SI-matic product throughout North America. The licensing agreement, which is automatically renewable for additional one-year terms, extended through August 22, 1997; however, an amendment to the original licensing agreement was made effective April 29, 1997. The amendment, also with a term of five years and automatically renewable for additional one-year terms, retains many of the salient features of the original licensing agreement with the exception of a change from an exclusive right to a non-exclusive right and a reduction in royalties due Knapp for sales of the Dispen-SI-matic product by the Company. Under terms of the licensing agreement, the Company pays royalties to Knapp based on the number of dispensers per system with a minimum payment applicable to each system. Royalty expense relating to the Knapp licensing agreement for fiscal years 1999, 1998, and 1997 was $57,000, $36,000, and $67,000, respectively.
     On October 21, 1996, the Company entered into a renewable licensing agreement with a firm engaged in the mail-order film processing business to acquire the exclusive right to sell, engineer, manufacture, and install, throughout North America, an automated mail sortation system which identifies and sorts mail by appropriate zip codes. The licensing agreement, which is automatically renewable for additional one-year terms, has an expiration date of September 30, 2001. Under terms of the licensing agreement, the Company is required to pay royalties to the firm based on the number of individual mail-sorting machines sold, with a minimum payment applicable to each year of the licensing agreement in order to prevent cancellation of the agreement by the licensor. Since the inception of the licensing agreement, the Company has sold one individual mail-sorting machine. Royalty expense relating to the automated mail sortation system licensing agreement for fiscal 1999, 1998, and 1997 was $0, $0, and $7,000, respectively.
     In February 1999, the Company entered into an exclusive renewable licensing agreement with Digitron Translift AG to market their electrified monorail system to designated applications throughout North America. The licensing agreement, which is automatically renewable for additional five-year terms, has an expiration date of February 1, 2004. The licensing agreement requires payment of royalties based on the contract value of systems sold, with targeted royalties each year through fiscal year 2004, in order to maintain exclusivity and prevent cancellation of the agreement by the licensor. Royalty expense relating to the Digitron Translift AG licensing agreement for fiscal 1999 was $0.
     In July 1998, the Company entered into a supply agreement with Integrated Dispensing Systems, Inc. ("IDS") granting IDS the exclusive right to market and sell the Company's products that pertain to the dispensing or delivery of single "unit of use" packages of drugs and/or medical supplies in hospitals and other healthcare entities. The licensing agreement, which is automatically renewable for additional four-year terms, has an expiration date of July 31, 2002. The licensing agreement requires IDS to purchase a minimum amount of licensed products from the Company, with targeted purchase requirements each year through fiscal year 2003, in order for IDS to retain its exclusive distributorship and prevent cancellation of the agreement by the Company.
     Development efforts pertaining to the alliance between the Company and IDS have produced a blister-dispensing device utilized as part of a unit dose selection system. Targeted primarily to automate the distribution of medications and materials in hospitals and other healthcare facilities, the blister-dispensing device addresses the need for dispensing or delivery of single "unit of use" packages of drugs and/or medical supplies. Some of the design elements of the blister-dispensing device include an aluminum frame, linear actuator, single traveling dispenser, gripper mechanism, and air-driven cutting blade. A major advantage of the blister-dispensing device is the speed and accuracy at which it can pick and package patient prescription requirements. The device can accommodate the needs of approximately 300 patients per hour.
     In June 1979, the Company entered into an agreement with its Japanese joint venture partner to acquire technology for totally integrated computer controlled transport and storage systems. The joint venture was dissolved during fiscal 1989 and in return the Company acquired U.S. market rights to the Japanese joint venture partner's products.

                               Product Development
                               -------------------
     Product development costs, including patent expense and amortization, were $478,000, $287,000, and $277,000 for fiscal years 1999, 1998, and 1997, respectively. Development programs in fiscal 1999 included enhancements to the Company's product controls and features, and improvements to the Order Selection product line with efforts directed toward unit picking techniques. Development programs in fiscal 1998 included efforts directed at improvements across various product lines, and efforts associated with the introduction of the Henke light-duty overhead transportation product. Development programs in fiscal 1997 included enhancements to the Company's product controls and features and improvements to the Sortation, Order Selection, and Cartrac product lines, with particular emphasis aimed at new market applications of existing or acquired technologies.

                                    Employees
                                    ---------
     The Company employs 160 persons in the United States. Its staff includes 6 executive employees, 109 office employees including salespersons, draftspersons and engineers, and 45 production personnel. The production personnel were unionized in January 1971 by the United Steelworkers of America. The current union contract expires on April 23, 2000.
     The Company provides life insurance, major medical insurance, retirement programs, and paid vacation and sick leave benefits, and considers its relations with employees to be satisfactory.


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

Item 3.       Legal Proceedings
-------       -----------------

     The Company is presently engaged in certain legal proceedings which management believes present no significant risk of material loss to the Company.


Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1999.

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

                                     PART II
                                     -------


Item 5.       Market For The Registrant's Common Stock And Related Security
-------       -------------------------------------------------------------
              Holder Matters
              --------------

     The Company's Common Stock trades on The Nasdaq Stock Market(sm) under the symbol "SIHS." The high and low sales prices for the past two fiscal years are as follows:

                                           Fiscal 1999            Fiscal 1998*
                                       -------------------      ----------------
                                         High        Low         High      Low
                                       --------    -------      ------    ------
First Quarter..........................15 1/4      12 1/2       13         9 3/4
Second Quarter.........................14 15/16    11 3/4       13        10 5/6
Third Quarter..........................14          10 1/4       15 1/4    10 5/6
Fourth Quarter.........................15          11 9/16      14 1/2    12 1/8
*Adjusted for three-for-two stock split that was distributed in November 1997.

     The Company paid cash dividends of 10 cents per share in fiscal 1999 and 6 2/3 cents per share in fiscal 1998, after adjustment for the three-for-two stock split that was distributed in November 1997.
     The number of beneficial holders of the Company's Common Stock at February 28, 1999 was approximately 1,850.
     The closing market price on May 26, 1999 was $11.00.



Item 6.       Selected Financial Data
-------       -----------------------
     (In thousands, except per share amounts)

                                      1999      1998     1997     1996     1995
Fiscal Year Ended                   2/28/99   3/01/98  3/02/97  3/03/96  2/26/95
-----------------                  --------  --------  -------  -------  -------
Net sales........................  $39,573     47,631   24,000   25,786  28,631
Net earnings (loss)*.............    1,378      2,612    2,053    1,625 ( 1,468)
Basic earnings (loss) per share        .37        .70      .56      .44 (   .40)
Diluted earnings (loss) per
   share.........................      .36        .70      .55      .44 (   .40)
Total assets.....................   23,580     22,219   16,547   12,570  13,136
Long-term liabilities............      228        216      167      150     665
Cash dividends per share.........      .10        .07      .07      .04     .04

* Fiscal 1995 included approximately $525,000 of expenses relating to the rescinded sale of the AGV product line, $1,700,000 of losses associated with the AGV product line, and $190,000 in corporate restructuring charges. Fiscal 1996 included approximately $436,000 of income relating to the rescinded sale of the AGV product line.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $1,829,000 during fiscal 1999 from $752,000 at the end of fiscal 1998. The increase resulted from cash provided by operating activities totaling $3,299,000 and proceeds of $74,000 from the sale of common stock in connection with the employee incentive stock option plan. Partially offsetting the increase in cash and cash equivalents from these sources were the repayments of long-term debt of $9,000 and the revolving credit loan payable to bank of $1,000,000 purchases of building improvements and purchases of capital equipment of $528,000, the payment of $372,000 in cash dividends to shareholders, and the payment of $399,000 in connection with the repurchase and retirement of the Company's common stock. Funds used by operating activities in fiscal 1998 were $5,150,000, while funds provided by operating activities in fiscal 1997 were $2,553,000.
     The Company has a $5,000,000 committed revolving credit facility which is secured by a lien position on accounts receivable, land, and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during fiscal 1999. Currently, the committed revolving credit facility has an expiration date of August 31, 2000. The Company repaid its outstanding debt under the committed revolving credit facility on March 2, 1998, and the Company did not have any additional borrowings under the committed revolving credit facility during fiscal 1999.
     On March 4, 1996, SI/BAKER established a $2,500,000 Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the Facility, SI/BAKER's parent companies, SI Handling Systems, Inc. and McKesson Automated Prescription Systems, Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. During fiscal 1998, the Bank increased the borrowing availability to $3,000,000 and extended the expiration date of the Facility. As of February 28, 1999, SI/BAKER's related debt outstanding under the facility was $500,000. SI/BAKER repaid its outstanding debt under the facility on March 18, 1999. The Facility has an expiration date of August 31, 1999.
     On October 14, 1997, the Board of Directors of the Company declared a three-for-two stock split that was distributed on November 10, 1997 to the shareholders of record on October 27, 1997. The purpose of the stock split was to increase the number of outstanding shares and broaden ownership and availability of the Company's common stock.
     On October 14, 1998, the Board of Directors of the Company authorized management to purchase up to $400,000 of the Company's common stock through open market transactions or negotiated transactions at prices not to exceed prevailing market prices. During fiscal 1999, the Company spent $399,000 on purchases of its common stock through open market transactions as part of the stock purchase program.
     The Company believes that its financial resources consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements for the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------

Results Of Operations - Fiscal 1999 Compared To Fiscal 1998
-----------------------------------------------------------
     The Company's net earnings for fiscal 1999 were $1,378,000 compared to net earnings of $2,612,000 for fiscal 1998.
     Backlog at the end of fiscal 1999 was $19,884,000. During fiscal 1999, the Company received orders totaling approximately $37,365,000. The largest order received, totaling approximately $12,300,000, engages the Company to automate the distribution process at a major health and beauty aids company, including an innovative utilization of robotics. This systems integration contract contains a high degree of ancillary products, providing lower gross profit margins than sales of the Company's proprietary products and is scheduled to be completed by the end of the first half of fiscal 2000.
     Net sales of $39,573,000 for fiscal 1999 decreased 16.9% compared to net sales of $47,631,000 for fiscal 1998. The sales decrease in fiscal 1999 was attributed primarily to a smaller backlog of orders entering fiscal 1999 ($22,092,000 versus a $31,029,000 backlog beginning fiscal 1998). The largest declines in sales occurred in the Order Selection and Switch-Cart product lines. During fiscal 1999, Order Selection sales of approximately $13,300,000 declined approximately $1,400,000 from the fiscal 1998 sales level due to an order suspension caused by a customer's financial condition and delays in earlier periods by prospective customers in signing contracts often caused by expanding project scope or protracted contractual negotiations. During fiscal 1999, Switch-Cart sales of approximately $10,600,000 declined approximately $9,800,000 from the fiscal 1998 sales level due primarily to the fiscal 1998 period containing a greater amount of revenue for progress on the contract with the U.S. Defense Logistics Agency. Partially offsetting the decline in Order Selection and Switch-Cart sales during fiscal 1999 was an increase in sales of approximately $3,100,000 across the Company's other products lines, with the majority of the increase relating to sales of the Company's Sortation and Automated Guided Vehicle product lines.
     Gross profit as a percentage of sales was 22.0% for fiscal 1999 compared to 21.3% for fiscal 1998. Although the gross profit percentages were comparable for both fiscal years, the fiscal 1999 gross profit percentage was impacted by favorable performance on several contracts, principally for the Company's higher margin proprietary products, initiated in the prior fiscal year that were completed during fiscal 1999. However, offsetting the favorable performance was progress on systems integration contracts that contain a high degree of ancillary products and provide lower gross profit margins than sales of proprietary products.
     Selling, general and administrative expenses of $6,353,000 were lower by $319,000 in fiscal 1999 than in fiscal 1998. The decrease in selling, general and administrative expenses was attributable to a reduction of approximately $625,000 for expenses associated with the Company's incentive-based compensation plan which provides for gain sharing as a means of promoting performance excellence. Also contributing to the higher selling, general and administrative expenses in fiscal 1998 were approximately $220,000 in consulting expenditures associated with increasing the visibility of the Company and attaining the ISO 9001 quality certification designation. Partially offsetting the decrease in selling, general and administrative expenses were (1) increases of approximately $425,000 for costs associated with inflationary factors and product promotion and sales efforts aimed at expanding the Company's customer base of business consistent with the Company's strategic plan to grow the business as a systems integrator and (2)increases of approximately $100,000 in professional fees and expenses associated with the recent appointment of a new President.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------

Results Of Operations - Fiscal 1999 Compared To Fiscal 1998 (Continued)
-----------------------------------------------------------
     Product development costs of $478,000 were higher by $191,000 in fiscal 1999 than in fiscal 1998. Development programs in fiscal 1999 included enhancements to the Company's product controls and features, and improvements to the Order Selection product line with efforts directed towards unit picking techniques. Development programs in fiscal 1998 included efforts directed at improvements across various product lines, and efforts associated with the introduction of the Henke light-duty overhead transportation product. Interest income of $166,000 was higher by $43,000 in fiscal 1999 than in fiscal 1998. The increase in interest income was primarily attributable to the higher level of funds available for short-term investments during fiscal 1999.
     Equity in income of joint venture  represents  the Company's  proportionate share of its investment in SI/BAKER which is being accounted for under the equity method. The unfavorable variance of $407,000 for fiscal 1999 in the equity in income of joint venture was attributable to SI/BAKER's decline in sales to approximately $8,056,000 as compared to sales of $19,979,000 in fiscal 1998. The sales decrease in fiscal 1999 was primarily attributable to a smaller backlog of orders entering fiscal 1999 versus a record high opening backlog of orders at the beginning of fiscal 1998. Fiscal 1998 sales were favorably impacted by performance on contracts with customer specifications requiring systems to be commercially operable by the end of fiscal 1998; however, the fiscal 1998 gross profit percentage was unfavorably impacted by difficulties in executing and concluding several contracts as additional costs became necessary to meet contractual throughput requirements. Also contributing to fiscal 1999's unfavorable variance was increased development expenses of $396,000 for software and controls capabilities for various new products addressing changing market requirements. Partially offsetting the unfavorable variance were SI/BAKER's decreases of (1) $478,000 in revenue-based royalty costs due to the parent companies and (2) $61,000 in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily attributable to a reduction of $195,000 of expenses based on revenue and profit performance. Partially offsetting the decrease in selling, general and administrative expenses was an increase in costs associated with sales and administrative efforts aimed at expanding SI/BAKER's customer base of business.
     The unfavorable variance of $203,000 in other income, net, was primarily attributable to a decrease in the revenue-based royalty income related to the SI/BAKER joint venture.
     The Company incurred income tax expense of $856,000 during fiscal 1999 compared to income tax expense of $1,490,000 in fiscal 1998. Income tax expense for fiscal 1999 and fiscal 1998 was generally recorded at statutory federal and state tax rates.

Results Of Operations - Fiscal 1998 Compared To Fiscal 1997
-------------------------------------------------------------
     The Company's net earnings for fiscal 1998 were $2,612,000 compared to net earnings of $2,053,000 for fiscal 1997.
     Backlog at the end of fiscal 1998 was $22,092,000 with the majority of the backlog pertaining to Switch-Cart and Dispen-SI-matic contracts. During fiscal 1998, the Company was the recipient of orders totaling approximately $38.7 million. The Defense Logistics Agency of the United States government exercised an option for a $6.6 million addition to the prime mechanization contract it awarded the

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------

Results Of Operations - Fiscal 1998 Compared To Fiscal 1997 (Continued)
-----------------------------------------------------------
Company in September 1996. Several contract options were exercised to expand the scope of the material handling and storage system at the Distribution Operations Center of the Defense Distribution Depot located in Red River, Texas. The contract, having a current backlog of approximately $4.3 million and expected to be completed during the second half of fiscal 1999, is the largest in the Company's history and totals approximately $23.2 million.
     Net sales of $47,631,000 for fiscal 1998 increased 98.5% compared to net sales of $24,000,000 for fiscal 1997. The sales increase in fiscal 1998 was attributed primarily to a larger backlog of orders entering fiscal 1998 ($31,029,000 versus a $10,488,000 backlog beginning fiscal 1997). The largest increases in sales occurred in the Switch-Cart and Order Selection product lines. Switch-Cart sales rose approximately $13.8 million to $20.4 million, while Order Selection sales rose $7.9 million to $14.7 million. The increase in the Switch-Cart product line was primarily attributable to progress made on the contract, which includes a high degree of ancillary products, with the Defense
Logistics Agency. The increase experienced in the Company's Order Selection product line was primarily attributable to progress relating to several large contracts received prior to the start of fiscal 1998, with approximately 60% of the current fiscal year Order Selection revenues attributable to such contracts. Contributing to the lower backlog at the beginning of fiscal 1997, and hence sales in fiscal 1997, were delays by prospective customers, particularly those interested in Order Selection Systems, in signing contracts due to expanding project scope and to merger and acquisition interference occurring in a targeted market.
     Gross profit as a percentage of sales was 21.3% for fiscal 1998 compared to 29.9% for fiscal 1997. The decrease in the gross profit percentage for fiscal 1998 was primarily attributable to a higher content of ancillary products with lower margins in contracts currently in progress versus prior contracts containing a high degree of higher margin proprietary products. The attainment of the higher gross profit percentage during fiscal 1997 was primarily attributable to the favorable performance on several contracts initiated in prior fiscal years that were completed during fiscal 1997 as well as to a higher content of proprietary products in contracts then in progress.
     Selling, general and administrative expenses of $6,672,000 were higher by $1,198,000 in fiscal 1998 than in fiscal 1997. The increase in selling, general and administrative expenses was primarily attributable to (1) increases of approximately $750,000 of those expenses based on revenue and profit performance, including salary rate adjustments, commissions, and costs related to the Company's incentive-based compensation plan, (2) increases of approximately $225,000 in consulting and shareholder relations expenditures associated with increasing the visibility of the Company and attaining the ISO 9001 quality certification designation, and (3) increases of approximately $150,000 in costs associated with product promotion and sales efforts aimed at expanding the Company's customer base of business.
     Product development costs for fiscal 1998 were relatively the same as such costs for fiscal 1997. Development programs in fiscal 1998 included efforts directed at improvements across various product lines, and efforts associated with the introduction of the Henke light-duty overhead transportation product, for which the Company has recently developed a strategic alliance. Development programs in fiscal 1997 included enhancements to the Company's product controls and features and improvements to the Sortation, Cartrac, and Order Selection product lines, with

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------

Results  Of  Operations - Fiscal  1998  Compared  To  Fiscal  1997  (Continued)
------------------------------------------------------------------
particular emphasis aimed at new market applications of existing or acquired technologies.
     Interest income of $123,000 was lower by $113,000 in fiscal 1998 than in fiscal 1997. The decrease in interest income was primarily attributable to the lower level of funds available for short-term investments during fiscal 1998.
     Equity in income of joint venture  represented the Company's  proportionate share of its investment in SI/BAKER which is being accounted for under the equity method. The favorable variance of $345,000 for fiscal 1998 in the equity in income of joint venture was attributable to SI/BAKER's growth in revenues to $20.0 million, as compared to fiscal 1997 revenues of $17.4 million and growth in gross profit percentage to 16.0%, as compared to a fiscal 1997 gross profit percentage of 12.6%, as well as to reductions of (1) $260,000 in product development costs and (2) $168,000 in selling, general, and administrative expenses. The increase in revenues is primarily attributable to SI/BAKER's larger backlog of orders entering fiscal 1998 and customer requirements for job completion during fiscal 1998. Contributing to the lower gross profit percentage attained during fiscal 1997 were a combination of several factors including competitively restrained prices, royalty costs, and cost overruns associated with both first-time products and difficulties in executing and concluding several contracts as additional costs became necessary to meet contractual throughput requirements. SI/BAKER's fiscal 1997 product development costs were associated with the BK2000 automated pharmacy system product line, while fiscal 1997 selling, general, and administrative expenses were impacted unfavorably by legal costs associated with the settled patent infringement litigation. Partially offsetting the favorable variance were increases in fiscal 1998 of (1) $104,000 in revenue-based royalty costs due to the parent companies and (2) $112,000 in interest expense related to bank borrowings to fund short-term working capital requirements.
     The favorable variance of $67,000 in other income, net, was primarily attributable to an increase of $52,000 in royalty income related to the SI/BAKER joint venture.
     The Company incurred income tax expense of $1,490,000 during fiscal 1998. Income tax expense for fiscal 1998 was generally recorded at statutory federal and state tax rates. During fiscal 1997, the Company did not recognize any income tax expense due to the recognition of previously unrecognized deferred tax assets which became realizable due to the current and projected profitability of the Company.

Year 2000
---------
     The Year 2000 issue relates to the ability of computer systems, microprocessors, and other electronic devices to deal appropriately with dates on or after January 1, 2000 and other dates used for special programmatic functions (e.g., 9999). The effect of the Year 2000 issue may include computer failures and business interruption.
     The Company has assembled a team of internal staff to oversee the matter and is underway in completing its Year 2000 assessment. Internally, the Company has upgraded its business system to address the Year 2000 issue. Externally, the Company has and will continue to survey its suppliers, financial institutions, and other organizations to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems or business activities may impact the Company's operations. However, based on the response of its survey to date, the Company cannot presently estimate the impact of the failure of third parties to be Year 2000 compliant. Also, customers may utilize the services, on a fee basis, of the Company's customer support group to assess and upgrade their materials

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------

Year 2000 (Continued)
---------
handling systems previously purchased from the Company for Year 2000 compliance. Costs incurred to date and estimated costs to complete the Company's Year 2000 compliance efforts are not expected to be material.
     The outline of the general phases of the Company's Year 2000 project is as follows: (1) Year 2000 methodology and compliance training for key personnel;
(2) inventorying Year 2000 items, internally and externally; (3) assigning priorities to identified Year 2000 items; (4) assessing the Year 2000 compliance of items determined to be material to the Company; (5) remediating or replacing material items that are determined not to be Year 2000 compliant; (6) testing material items for Year 2000 compliance; and (7) designing and implementing contingency plans to the extent deemed necessary. The Company has substantially completed phases (1) through (5) relating to existing internal hardware, software, facilities and equipment; however, testing is ongoing as hardware, software, and equipment are remediated, upgraded or replaced. Additionally, the Company continues to assess and test newly engaged suppliers and their products for Year 2000 compliance as part of the Company's normal business operations. The Company has not completed its external surveys or contingency plans in the case that it is not Year 2000 compliant by the Year 2000. The Company will continue to monitor its Year 2000 compliance program, address any material issues, and develop contingency planning as it deems appropriate.
     The scheduled completion date for the Company's efforts to address the Year 2000 issue is August 1999. The failure to identify or correct a material Year 2000 problem could result in an interruption in, or a failure of, certain business activities or operations such as the Company's ability to service its customers. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. The Company's Year 2000 assessment process is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and customers. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition.

Cautionary Statement
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission rules, regulations, and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Among other things, they regard the Company's earnings, liquidity, financial condition, and certain operational matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such "forward-looking statements": (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein and in the Company's other publicly filed reports; (2) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth, competition, certain cost increases, and any potential exposures relating to Year

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------

Cautionary Statement (Continued)
--------------------
2000 matters; or (3) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.


Item 7a.      Quantitative and Qualitative Disclosures about Market Risk
--------      ----------------------------------------------------------

     The Company does not believe that its exposures to interest rate risk or foreign currency exchange risk, risks from commodity prices, equity prices and other market changes that affect market risk sensitive instruments are material to its results of operations.

Item 8.       Financial Statements and Supplementary Data
-------       -------------------------------------------



                                    I N D E X
                                    ---------


o    Independent Auditors' Report.


o    Financial Statements:
        Balance sheets, February 28, 1999 and March 1, 1998.

        Statements of operations for the years ended February 28, 1999, March 1, 1998, and March 2, 1997.

        Statements of stockholders' equity for the years ended February 28, 1999, March 1, 1998, and March 2, 1997.

        Statements of cash flows for the years ended February 28, 1999, March 1, 1998, and March 2, 1997.

        Notes to financial statements.


o Schedule for the years ended February 28, 1999, March 1, 1998, and March 2, 1997:

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SI Handling Systems, Inc. as of February 28, 1999 and March 1, 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/ KPMG LLP

                                            KPMG LLP


Allentown, PA
April 30, 1999

SI HANDLING SYSTEMS, INC.
Balance Sheets
February 28, 1999 and March 1, 1998
     (In Thousands, Except Share Data)

                                                            1999          1998
                                                         ---------     ---------

Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits..............................         $  1,829          752
   Short-term investments.......................                -            -
                                                           ------       ------
       Total cash, cash equivalents, and
         short-term investments.................            1,829          752
                                                           ------       ------

   Receivables:
     Trade......................................            7,603        8,830
     Notes and other receivables................               51           51
                                                           ------       ------
       Total receivables........................            7,654        8,881
                                                           ------       ------

   Costs and estimated earnings in excess
     of billings................................            7,709        6,774
                                                           ------       ------

   Inventories:
     Finished goods and work-in-process.........            1,613        1,578
     Raw materials..............................            1,002          920
                                                           ------       ------
       Total inventories........................            2,615        2,498
                                                           ------       ------

   Deferred income tax benefits.................              600          435
   Prepaid expenses and other current assets....              199          162
                                                           ------       ------

       Total current assets.....................           20,606       19,502
                                                           ------       ------

Property, plant and equipment, at cost:
   Land.........................................               27           27
   Buildings and improvements...................            3,485        3,387
   Machinery and equipment......................            4,544        4,180
                                                           ------       ------
                                                            8,056        7,594
   Less:  accumulated depreciation..............            6,426        6,131
                                                           ------       ------
     Net property, plant and equipment..........            1,630        1,463
                                                           ------       ------

Deferred income tax benefits....................              175          175
Investment in joint venture.....................            1,041        1,027
Other assets, at cost less accumulated
   amortization of $90 in 1999 and
   $78 in 1998..................................              128           52
                                                           ------       ------

       Total assets.............................          $23,580       22,219
                                                           ======       ======






                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Balance Sheets
February 28, 1999 and March 1, 1998
   (In Thousands, Except Share Data)

                                                            1999          1998
                                                         ---------     ---------



Liabilities And Stockholders' Equity
------------------------------------
Current liabilities:
   Revolving credit loan payable to bank........         $      -        1,000
   Current installments of long-term debt.......                9            8
   Accounts payable.............................            4,079        4,044
   Customers' deposits and billings in excess
     of costs and estimated earnings............            4,173        2,218
   Accrued salaries, wages, and commissions.....              761        1,495
   Income taxes payable.........................              410          380
   Accrued royalties payable....................              357          432
   Accrued other liabilities....................            1,416          960
                                                           ------       ------
       Total current liabilities................           11,205       10,537
                                                           ------       ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Mortgage payable...........................               16           26
                                                           ------       ------
       Total long-term debt.....................               16           26
   Deferred compensation........................              212          190
                                                           ------       ------
       Total long-term liabilities..............              228          216
                                                           ------       ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued 3,705,048 shares
     in 1999 and 3,711,826 shares in 1998.......            3,705        3,712
   Additional paid-in capital...................            2,767        2,645
   Retained earnings............................            5,675        5,109
                                                           ------       ------
       Total stockholders' equity...............           12,147       11,466
                                                           ------       ------

       Total liabilities and stockholders' equity         $23,580       22,219
                                                           ======       ======


















                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Statements Of Operations
Years Ended February 28, 1999, March 1, 1998, and March 2, 1997
   (In Thousands, Except Share and Per Share Data)

                                                    1999       1998       1997
                                                 ---------  ---------  ---------

Net sales....................................    $ 39,573     47,631     24,000
Cost of sales................................      30,859     37,488     16,823
                                                   ------     ------     ------
   Gross profit on sales.....................       8,714     10,143      7,177
                                                   ------     ------     ------

Selling, general and administrative
   expenses..................................       6,353      6,672      5,474
Product development costs....................         478        287        277
Interest expense.............................          20         20         12
Interest income..............................     (   166)   (   123)   (   236)
Equity in income of joint venture............     (    14)   (   421)   (    76)
Other income, net............................     (   191)   (   394)   (   327)
                                                   ------     ------     ------
                                                    6,480      6,041      5,124
                                                   ------     ------     ------

Earnings before income taxes.................       2,234      4,102      2,053
Income tax expense...........................         856      1,490          -
                                                   ------     ------     ------

   Net earnings..............................    $  1,378      2,612      2,053
                                                   ======     ======     ======


Basic earnings per share.....................    $    .37        .70        .56
                                                   ======     ======     ======

Diluted earnings per share...................    $    .36        .70        .55
                                                   ======     ======     ======


Weighted average shares outstanding:
   Basic.....................................   3,718,887  3,705,590  3,677,577
                                                =========  =========  =========

   Diluted...................................   3,757,330  3,755,595  3,712,421
                                                =========  =========  =========

SI HANDLING SYSTEMS, INC.
Statements Of Stockholders' Equity
Years Ended February 28, 1999, March 1, 1998, and March 2, 1997
    (In Thousands, Except Share And Per Share Data)

                                                                         Additional               Total
                                                                Common    Paid-In    Retained  Stockholders'
                                                                 Stock    Capital    Earnings     Equity
                                                               --------  ----------  --------  -------------

Balance at March 3, 1996....................................   $ 3,661     2,393       1,156       7,210

Net earnings................................................         -         -       2,053       2,053
Dividends declared - $.07 per share cash dividend...........         -         -      (  244)    (   244)
Acquisition and retirement of 19,221 common shares..........    (   19)   (   13)     (  134)    (   166)
Sale of 47,668 common shares in connection
       with employee incentive stock option plan............        48       142           -         190
                                                                 -----     -----       -----      ------
Balance at March 2, 1997....................................     3,690     2,522       2,831       9,043

Net earnings................................................         -         -       2,612       2,612
Dividends declared - $.07 per share cash dividend...........         -         -      (  246)    (   246)
Dividends paid to stockholders for fractional
       shares in connection with three-for-two stock split..         -    (    2)          -     (     2)
Acquisition and retirement of 8,064 common shares...........    (    8)   (    5)     (   88)    (   101)
Sale of 29,563 common shares in connection
       with employee incentive stock option plan............        30       130           -         160
                                                                 -----     -----       -----      ------
Balance at March 1, 1998....................................     3,712     2,645       5,109      11,466

Net earnings................................................         -         -       1,378       1,378
Dividends declared - $.10 per share cash dividend...........         -         -      (  372)    (   372)
Acquisition and retirement of 40,928 common shares..........    (   41)   (   30)     (  440)    (   511)
Sale of 34,150 common shares in connection with
       employee incentive stock option plan.................        34       152           -         186
                                                                 -----     -----       -----      ------
Balance at February 28, 1999................................   $ 3,705     2,767       5,675      12,147
                                                                 =====     =====       =====      ======






                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Statements Of Cash Flows
Years Ended February 28, 1999, March 1, 1998, and March 2, 1997
     (In Thousands)

                                                    1999       1998       1997
                                                  --------   --------   --------

Cash flows from operating activities:
   Net earnings...............................    $ 1,378      2,612      2,053
   Adjustments to reconcile net earnings
     to net cash provided (used) by
     operating activities:
       Depreciation of plant and equipment....        361        330        340
       Amortization of intangibles and
         deferred costs.......................         12         11         10
       Gain on disposition
         of equipment.........................     (   12)    (    3)    (    1)
       Equity in income of joint venture......     (   14)    (  421)    (   76)
   Changes in operating assets and liabilities:
       Receivables............................      1,227     (4,262)    (1,586)
       Costs and estimated earnings
         in excess of billings................     (  935)    (5,134)       163
       Inventories............................     (  117)    (  533)    (  203)
       Deferred income tax benefits...........     (  165)    (   24)    (  286)
       Prepaid expenses and other
         current assets.......................     (   37)        11     (   32)
       Other noncurrent assets................     (   88)         1          5
       Accounts payable.......................         35      1,988        514
       Customers' deposits and billings
         in excess of costs and estimated
         earnings.............................      1,955     (  534)     1,640
       Accrued salaries, wages, and
         commissions..........................     (  734)       717     (  151)
       Income taxes payable...................         30     (   62)       167
       Accrued royalties payable..............     (   75)         5     (  166)
       Accrued other liabilities..............        456         90        131
       Deferred compensation..................         22         58         31
                                                    -----      -----      -----
   Net cash provided (used) by
     operating activities.....................      3,299     (5,150)     2,553
                                                    -----      -----      -----

Cash flows from investing activities:
   Purchase of short-term investments.........          -     (1,473)    (7,047)
   Sale of short-term investments.............          -      5,214      5,720
   Proceeds from the disposition of
     equipment................................         12          3          1
   Additions to property, plant and
     equipment................................     (  528)    (  492)    (  468)
                                                    -----      -----      -----
   Net cash provided (used) by
     investing activities.....................     (  516)     3,252     (1,794)
                                                    -----      -----      -----

SI HANDLING SYSTEMS, INC.
Statements Of Cash Flows (Continued)
Years Ended February 28, 1999, March 1, 1998, and March 2, 1997 (In Thousands)

                                                    1999       1998       1997
                                                  --------   --------   --------

Cash flows from financing activities:
   Repayment of long-term debt................     (    9)    (   13)    (   22)
   Sale of common stock in connection
     with employee incentive stock option plan         74         59         24
   Dividends paid on common stock.............     (  372)    (  246)    (  244)
   Dividends paid to stockholders for
     fractional shares in connection with
     three-for-two stock split................          -     (    2)         -
   Repurchase and retirement of
     common stock.............................     (  399)         -          -
   Increase in (repayment of) revolving
     credit loan payable to bank..............     (1,000)     1,000          -
                                                    -----      -----      -----
   Net cash provided (used) by
     financing activities.....................     (1,706)       798     (  242)
                                                    -----      -----      -----


Increase (decrease) in cash and cash
   equivalents................................      1,077     (1,100)       517
Cash and cash equivalents,
   beginning of year..........................        752      1,852      1,335
                                                    -----      -----      -----
Cash and cash equivalents,
   end of year................................    $ 1,829        752      1,852
                                                    =====      =====      =====























                 See accompanying notes to financial statements.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements
February 28, 1999 and March 1, 1998


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------

Description of Business and Concentration of Credit Risk
--------------------------------------------------------
   SI Handling Systems, Inc. (the "Company" or "SI") is a systems integrator supplying automated materials handling systems to manufacturing, order
selection,  and  distribution  operations.   The  systems  are  designed,  sold,
manufactured,  installed,  and  serviced  by the  Company  or by others  for the
Company, at its direction, generally as labor-saving devices to improve productivity and reduce costs. The Company's products are utilized to automate the movement or selection of products and are often integrated with other automated equipment, such as conveyors and robots. The Company's systems involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. The Company develops and designs computer control programs required for the efficient operation of the systems.
   Although the Company is not dependent on any single customer, much of its revenue is derived from contracts to design, manufacture, and install large-scale materials handling systems for major North American corporations and the federal government. In fiscal 1999, three customers accounted for revenues of $8,586,000, $4,347,000, and $4,103,000, respectively. In fiscal 1998, one customer accounted for revenues of $17,513,000. In fiscal 1997, one customer accounted for revenues of $4,249,000. No other customer accounted for over 10% of revenues.
   The Company's systems are sold on a fixed price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has met contractual specifications. As of February 28, 1999, one customer owed the Company $4,344,000 in trade receivables. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

Fiscal Year
-----------
   The Company's fiscal year ends on the Sunday nearest to the last day of February. Each of the fiscal years ended February 28, 1999, March 1, 1998, and March 2, 1997 consisted of 52 weeks.

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

Investment in Joint Venture
---------------------------
   On March 1, 1993, the Company and McKesson Automated Prescription Systems, Inc. ("McKesson APS") of Pineville, Louisiana formed a joint venture, SI/BAKER, INC. ("SI/BAKER"). SI/BAKER draws upon the automated materials handling systems experience of the Company and the automated pill counting and dispensing products of McKesson APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture. The Company accounts for its investment in the joint venture on the equity basis.

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

Warranty
--------
   The Company's products are warranted against defects in materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs based upon a percentage of cost of sales and warranty experience.

Income Taxes
------------
   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Common Stock Split
------------------
   On October 14, 1997, the Board of Directors declared a three-for-two stock split that was distributed on November 10,1997 to shareholders of record on October 27, 1997. All references throughout the financial statements to shares of common stock or per share amounts have been adjusted in all years to reflect the stock split.

Stock-Based Compensation
------------------------
   The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.
   The Company also grants phantom stock units to its directors as deferred compensation. Such awards are redeemable in cash or the Company's common stock at the director's option and are accounted for in accordance with APB Opinion No. 25 as stock appreciation rights. Expense (income) for the phantom stock unit plan was $(23,000), $17,000, and $5,000, respectively in fiscal 1999, 1998, and
1997.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


Earnings Per Share
------------------
   Basic and diluted earnings per share for fiscal years 1999, 1998, and 1997 have been adjusted to reflect the three-for-two stock split of November 1997 and are based on the weighted average number of shares outstanding. In addition, diluted earnings per share reflect the effect of dilutive securities which include phantom stock units, and the shares that would be outstanding assuming the exercise of dilutive stock options. The number of shares that would be issued from the exercise has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock.
   The following table sets forth the computation of basic and diluted earnings per share:

                            Basic Earnings  Effect of Dilutive  Diluted Earnings
                               Per Share        Securities          Per Share
                            --------------  ------------------  ----------------

1999
----
Income (loss)
  numerator.............    $1,378,000 (1)       (14,000)        $1,364,000 (5)
Shares
  denominator...........     3,718,887            38,443 (2)      3,757,330
                             ---------                            ---------
Per share
  amount................           .37                                  .36
                             =========                            =========

1998
Income
  numerator.............     2,612,000 (1)        11,000         $2,623,000 (5)
Shares
  denominator...........     3,705,590            50,005 (3)      3,755,595
                             ---------                            ---------
Per share
  amount................           .70                                  .70
                             =========                            =========

1997
Income
  numerator.............     2,053,000 (1)         3,000          2,056,000 (5)
Shares
  denominator...........     3,677,577            34,844 (4)      3,712,421
                             ---------                            ---------
Per share
  amount................           .56                                  .55
                             =========                            =========

(1)Income available to common shareholders.
(2)Includes 27,173 stock options and 11,270 phantom stock units.
(3)Includes 42,879 stock options and 7,126 phantom stock units.
(4)Includes 33,831 stock options and 1,013 phantom stock units.
(5)Income available to common shareholders plus assumed conversions.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


Recently Issued Accounting Pronouncements
-----------------------------------------
     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. Both SFAS No. 130 and No. 131 are effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted these statements effective March 2, 1998. The adoption of these statements did not have a material impact on the Company's financial statements.
   In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. The Company adopted this statement effective March 2, 1998. The adoption of this statement did not have a material impact on the Company's financial statements.
   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for fiscal years beginning after December 15, 1998, and establishes criteria for capitalizing certain internal use software costs. It is not expected that the adoption of the SOP will have a material impact on the Company's financial statements.
   In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which is effective for fiscal years beginning after December 15, 1998, and provides guidance on the expensing of costs of start-up activities as these costs are incurred. It is not expected that the adoption of the SOP will have a material impact on the Company's financial statements.
   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." The statement is effective for fiscal years beginning after June 15, 1999, though earlier adoption is encouraged and retroactive application is prohibited. It is not expected that the adoption of this statement will have a material impact on the Company's financial statements.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(2)      Uncompleted Contracts
---      ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows (in thousands):


                                               February 28, 1999   March 1, 1998
                                               -----------------   -------------

Costs and estimated earnings on
   uncompleted contracts.....................       $ 29,191           47,892
Less:  billings to date......................         25,655           43,336
                                                      ------           ------
                                                    $  3,536            4,556
                                                      ======           ======

Included in accompanying balance
   sheets under the following captions:
      Costs and estimated earnings in excess
       of billings............................      $  7,709            6,774
      Customers' deposits and billings in
       excess of costs and estimated earnings.       ( 4,173)         ( 2,218)
                                                      ------           ------
                                                    $  3,536            4,556
                                                      ======           ======

   There were no retainages included in accounts receivable at February 28, 1999 and March 1, 1998.


(3)    Revolving Credit Loan
---    ---------------------

A summary of the revolving credit loan payable to bank is as follows (in thousands):

                                                     February          March
                                                     28, 1999         1, 1998
                                                    ---------         -------

Revolving credit loan payable to bank.........      $      -            1,000
                                                      ======           ======

   The Company has a $5,000,000 committed revolving credit facility. Interest on the credit arrangement is at the lender's prime rate of interest (7.75% as of February 28, 1999) or quoted money market rates. No compensating demand deposit balances are required to be maintained regarding the credit arrangement. The credit arrangement contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during fiscal 1999. The credit arrangement is secured by a lien position on accounts receivable, land, and buildings. Currently, the committed revolving credit facility has an expiration date of August 31, 2000.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(4)      Long-Term Debt and Compensating Balances
---      ----------------------------------------

A summary of long-term debt follows (in thousands):


                                                     February          March
                                                     28, 1999         1, 1998
                                                    ---------         -------

Mortgage payable..............................      $     25              34
Less:  current installments of long-term debt.             9               8
                                                      ------           ------
                                                    $     16              26
                                                      ======           =====

   The mortgage bears an interest rate of 5.0%, is secured by the land and buildings with a depreciated cost of $575,000 at February 28, 1999, and is payable through October 2001.
   Principal payments of long-term debt in each of the next five years from February 28, 1999 under terms of the existing agreement is as follows (in thousands):


           2000         2001         2002          2003         2004
           ----         ----         ----          ----         ----
           $  9           10            6             -            -
            ===          ===          ===           ===          ===

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(5)      Capital Stock Options
---      ---------------------

   The following is a summary of options available for grant and changes in options outstanding under the Company's 1982 and 1992 Incentive Stock Option Plans ("ISOP") and 1997 Equity Compensation Plan ("ECP") in fiscal years 1999, 1998, and 1997:

                            1982 ISOP              1992 ISOP              1997 ECP         TOTAL
                       ------------------  ------------------------    --------------    ---------

Option price*......... $   2.47     4.94     4.36     5.33     6.33     13.33    15.25
                         ======   ======   ======   ======   ======    ======   ======

Options outstanding
   as of
   March 3, 1996......   27,039   39,037   17,100   38,251        -         -        -    121,427
Changes in 1997:
   Granted............        -        -        -        -   45,300         -        -     45,300
   Exercised..........  (19,614) (17,479) ( 1,575) ( 9,000)       -         -        -   ( 47,668)
   Lapsed.............  ( 7,425) (   562)       -        -        -         -        -   (  7,987)
                         ------   ------   ------   ------   ------    ------   ------    -------

Options outstanding
   as of
   March 2, 1997......        -   20,996   15,525   29,251   45,300         -        -    111,072
Changes in 1998:
   Granted............        -        -         -       -        -    58,800        -     58,800
   Exercised..........        -  ( 8,058) ( 2,250) (11,535) ( 7,727)        -        -   ( 29,570)
   Lapsed.............        -  (12,938)       -        -  (   750)        -        -   ( 13,688)
                         ------   ------   ------   ------   ------    ------   ------    -------

Options outstanding
   as of
   March 1, 1998......        -        -   13,275   17,716   36,823    58,800        -    126,614
Changes in 1999:
   Granted............        -        -        -        -        -         -   52,748     52,748
   Exercised..........        -        -  ( 6,011) (17,716) (10,423)        -        -   ( 34,150)
   Lapsed.............        -        -        -        -        -         -        -          -
                         ------   ------   ------   ------   ------    ------   ------    -------

Options outstanding
   as of
   February 28, 1999          -        -    7,264        -   26,400    58,800   52,748    145,212
                         ======   ======   ======   ======   ======    ======   ======    =======

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

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(5)      Capital Stock Options (Continued)
---      ---------------------

   In July, 1992, the shareholders adopted the 1992 Incentive Stock Option Plan which will expire in July, 2002. The terms of the 1992 Plan are essentially the same as the terms of the 1982 Plan except that 112,500 shares were authorized for issuance under the 1992 Plan. Currently, 33,664 options are outstanding under this plan.
   In July, 1997, the shareholders adopted the 1997 Equity Compensation Plan ("ECP") which will expire in July, 2007. The ECP provides for grants of stock options, restricted stock, and stock appreciation rights to selected employees, key advisors who perform valuable services to the Company, and directors of the Company. In addition, the ECP provides for grants of performance units to employees and key advisors. The ECP authorizes up to 412,500 shares of common stock for issuance pursuant to the terms of the plan. Under the Company's ECP, officers and key employees have been granted options to purchase common shares at the approximate market price at the date of grant. Options become exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options are fully exercisable. Currently, 111,548 options are outstanding under the plan, and all options have a term of five years.
   The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25; however, additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation," is included below. No compensation expense was recognized on options granted during fiscal years 1999, 1998, and 1997 in the financial statements. If the Company had elected to recognize stock-based compensation expense based on the fair value of granted options at the grant date (as determined under SFAS No. 123), net earnings (in thousands) and basic earnings per share for the fiscal years ended February 28, 1999, March 1, 1998, and March 2, 1997 would have been as follows:

                                            1999          1998            1997
                                           ------        ------          ------

Net earnings    As reported.............   $1,378         2,612           2,053
                Pro forma...............    1,227         2,556           2,026

Basic earnings  As reported.............   $  .37           .70             .56
   per share    Pro forma...............      .33           .69             .55

   The above pro forma net earnings and basic earnings per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. In order to perform this calculation, the following assumptions were made for fiscal years 1999, 1998, and 1997, respectively: dividend yields of .66%, .5%, and 1.05%; risk-free interest rates of 5.12%, 5.78%, and 6.38%; expected volatilities of 34.3%, 35.5%, and 36.0%;
and an expected holding period of four years.
   Pro forma net earnings reflects only options granted in fiscal years 1996 through 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings presented above because compensation cost occurs over the option vesting period, and compensation cost is not considered for options granted prior to March 4, 1995.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(6)      Employee Benefit Plans
---      ----------------------

   The Company maintains a defined benefit plan for employees covered by its collective bargaining agreement. Retirement benefits are based on the employee's years of service multiplied by the appropriate monthly benefit amount. The Company's policy is to make an annual contribution to the Plan equal to the amount required by ERISA, subject to the full funding limitation of ERISA. Assets of the Company's defined benefit plan are primarily invested in publicly traded common stocks, corporate and government debt securities, and cash or cash equivalents.
   Reconciliation of the beginning and ending balances of the benefit obligations for the Company's defined benefit plan were (in thousands):

                                                       November        November
                                                       30, 1998        30, 1997
                                                       --------        --------

Change in benefit obligation:
Benefit obligation at beginning of year...........     $ 2,074           1,735
Service cost (excluding administrative expenses)..          54              45
Interest cost.....................................         141             129
Amendments........................................           0             217
Actuarial gain (loss).............................          46              22
Benefits paid.....................................      (   74)         (   74)
                                                         -----           -----
Benefit obligation at end of year.................     $ 2,241           2,074
                                                         =====           =====

    A reconciliation of the beginning and ending balances of the fair value of the plan assets of the Company's defined benefit plan follows (in thousands):

                                                       November        November
                                                       30, 1998        30, 1997
                                                       --------        --------

Change in plan assets:
Fair value of plan assets at beginning of year....     $ 2,581           2,034
Actual return on plan assets......................         862             676
Expenses..........................................      (   49)         (   55)
Benefits paid.....................................      (   74)         (   74)
                                                         -----           -----
Fair value of plan assets at end of year..........     $ 3,320           2,581
                                                         =====           =====

    Accrued pension liability included in the Company's balance sheets at November 30 were (in thousands):

                                                       November        November
                                                       30, 1998        30, 1997
                                                       --------        --------
Reconciliation to balance sheets:
Funded status:
Plan assets in excess of benefit obligation.......     $ 1,079             507
Unrecognized net actuarial gain...................      (1,790)         (1,124)
Unrecognized net obligation.......................      (   39)         (   61)
Unrecognized prior service costs..................         350             398
                                                         -----           -----
Accrued benefit cost recognized in the
    Company's balance sheets......................     $(  400)         (  280)
                                                         =====           =====

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(6)      Employee Benefit Plans (Continued)
---      ----------------------
     The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over 30 years. The net periodic pension expense for fiscal years 1999, 1998, and 1997, includes the following components (in thousands):

                                                        1999      1998     1997
                                                       ------    ------   ------
Service cost - benefits earned during the period.....  $ 108        89       72
Interest cost on projected benefit obligation........    141       129      113
Expected return on plan assets - increase............   (144)     (123)    (111)
Amortization of net asset............................   ( 22)     ( 22)    ( 22)
Amortization of prior service cost...................     48        40       29
Recognized net actuarial gain........................  (  11)        -        -
                                                        ----       ---      ---
Net periodic pension expense.........................  $ 120       113       81
                                                         ===       ===      ===


     Significant weighted average rates and actuarial assumptions used to develop the net periodic pension expense and the projected benefit obligation were:

                                                            As of November 30,
                                                         -----------------------
                                                          1998     1997     1996
                                                         -----    -----    -----
Discount rate........................................    6.75%     7.0%     7.0%
Expected long-term rate of return on plan assets.....    8.50%     8.5%     8.5%


     The Company has a multi-faceted defined contribution Retirement Savings Plan for employees not covered by its collective bargaining agreement. Salaried employees age 21 and above with at least one year of service are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company contributes 2% of base pay to each eligible salaried employee's account and, in addition, matches 50% of the first 4% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions in the form of cash in amounts determined annually by the Board of Directors. Total expense for the Retirement Savings Plan was $356,000, $461,000, and $307,000 for fiscal years 1999, 1998, and 1997, respectively.

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(7)      Income Taxes
---      ------------

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                                     1999       1998      1997
                                                   --------   --------  --------

Federal    -  current............................  $   828     1,236        223
           -  deferred...........................   (  134)   (   12)    (  223)
                                                     -----     -----      -----
                                                       694     1,224          -
                                                     -----     -----      -----

State      -  current............................      193       278         63
           -  deferred...........................   (   31)   (   12)    (   63)
                                                     -----     -----      -----
                                                       162       266          -
                                                     -----     -----      -----
                                                   $   856     1,490          -
                                                     =====     =====      =====

   A reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                                       1999      1998      1997
                                                     -------   -------   -------

Computed tax expense (benefit) at statutory
   rate of 34%...................................    $   759    1,395       698
     Increase (reduction) in taxes resulting from:
     State income taxes, net of federal benefit..        108      176         -
     Equity in earnings of joint venture.........     (    5)  (  115)   (   21)
     Change in the valuation allowance for
       deferred tax assets.......................     (   43)       -    (  770)
     Miscellaneous items.........................         37       34        93
                                                       -----    -----     -----
                                                     $   856    1,490         -
                                                       =====    =====     =====

   The significant components of deferred income tax expense (benefit) are as follows (in thousands):

                                                       1999      1998      1997
                                                     -------   -------   -------

Deferred tax expense (benefit)
   (exclusive of change in valuation allowance)      $(  122)  (   24)      484
Decrease in the valuation allowance
   for deferred tax assets.......................     (   43)       -    (  770)
                                                       -----    -----     -----
                                                     $(  165)  (   24)   (  286)
                                                       =====    =====     =====

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(7)      Income Taxes  (Continued)
---      ------------
   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at February 28, 1999 and March 1, 1998 are presented below (in thousands):

                                                              1999        1998
                                                            --------    --------
Deferred tax assets:
   Net operating and built in loss carryforward.........    $   345         388
   Inventories, principally due to book reserves
     not yet deductible for tax purposes, and
     additional costs inventoried for tax purposes
     pursuant to uniform capitalization rules...........        526         468
   Accrued warranty costs...............................        187          28
   Accrued pension costs................................        154         107
   Accruals for other book costs, not yet deductible
     for tax purposes...................................        256         300
                                                              -----        -----
       Total gross deferred tax assets..................      1,468       1,291
       Less valuation allowance.........................        460         503
                                                              -----       -----
       Net deferred tax assets..........................      1,008         788
                                                              -----       -----

Deferred tax liabilities:
   Plant and equipment, principally due to
     differences in depreciation........................     (   98)     (   61)
   Other................................................     (  135)     (  117)
                                                              -----       -----
       Total gross deferred tax liabilities.............     (  233)     (  178)
                                                              -----       -----
       Net deferred tax assets..........................    $   775         610
                                                              =====       =====

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at February 28, 1999.


(8)      Settlement of Litigation
---      ------------------------

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


(9)    Contingencies
---    -------------

   The Company is guarantor (not to exceed $1,000,000) of one-half of SI/BAKER's borrowings under its line of credit, which had an outstanding balance of $500,000 at February 28, 1999.
   The Company is presently engaged in certain legal proceedings which management believes present no significant risk of material loss to the Company.


(10)       Commitments
----       -----------

   Total rental expense, including short-term leases, in fiscal years 1999, 1998, and 1997, approximated $37,000, $81,000, and $81,000, respectively.
   Future minimum rental commitments at February 28, 1999 under all operating, noncancelable leases, primarily for facilities, are as follows (in thousands):

                       2000...............  $  30
                       2001...............     14
                       2002...............      3


   In fiscal 1997, the Company entered into an exclusive licensing agreement which requires payment of royalties based on the number of machines sold, with minimum royalties each year through fiscal year 2002 in order to prevent cancellation of the agreement by the licensor. Future minimum royalties payable are as follows (in thousands):

                       2000...............  $  25
                       2001...............     25
                       2002...............     25

     In fiscal 1999, the Company entered into an exclusive licensing agreement which requires payment of royalties based on the contract value of systems sold, with targeted royalties each year through fiscal year 2004, in order to maintain exclusivity and prevent cancellation of the agreement by the licensor. Future targeted royalties payable are as follows (in thousands):

                       2000...............  $  40
                       2001...............    105
                       2002...............    150
                       2003...............    210
                       2004...............    270

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(11)     Cash Flow Information
----     ---------------------

   Supplemental disclosures of cash flow information for fiscal years 1999, 1998, and 1997 are as follows (in thousands, except share data):

                                                 1999        1998        1997
                                               --------    --------    --------

Supplemental disclosures of cash flow
  information:
     Cash paid during the year for:
       Interest.............................   $    19          11           4
                                                 =====       =====       =====
       Income taxes.........................   $   991       1,576         119
                                                 =====       =====       =====

Supplemental disclosures of noncash
  financing activities:
     Issuance of 20,897 common shares
      treasury in exchange for
      8,228 common shares delivered to
      the Company by officers in connection
      with employee incentive stock
      option plan...........................   $   112           -           -
                                                 =====       =====       =====

     Issuance of 18,225 common shares
      in exchange for 8,064 common shares
       delivered to the Company by
       officers in connection with the
       employee incentive stock option plan.   $     -          88           -
                                                 =====       =====       =====

     Issuance of 41,146 common shares
      in exchange for 19,221 common shares
       delivered to the Company by
       officers in connection with employee
       incentive stock option plan..........   $     -           -         134
                                                 =====       =====       =====

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(12)     Joint Venture
----     -------------

   The Company has entered into various transactions with SI/BAKER as follows:

                                                           February      March
                                                           28, 1999     1, 1998
                                                           --------     -------
SI/BAKER, INC., 50% owned by the Company:
Balance Sheets Data (in thousands) -
   Amount included in notes and other receivables.......    $    41         51
   Amount included in costs and estimated
     earnings in excess of billings.....................         10         14
   Investment in SI/BAKER...............................      1,041      1,027

                                                            Fiscal Year Ended
                                                         -----------------------
                                                          1999     1998     1997
                                                         -----    -----    -----

Statements of Operations Data (in thousands) -
   Systems and services sold under various
     subcontracts....................................... $ 463    1,120    2,355
   Reimbursement for administrative and other
     services provided..................................   113       98      108
   Other income, net....................................   161      400      348


   Information pertaining to the Company's investment in the SI/BAKER joint venture is as follows (in thousands):

Balance at March 3, 1996..............................................   $  530
Equity in net earnings................................................       76
                                                                          -----
Balance at March 2, 1997..............................................      606
Equity in net earnings................................................      421
                                                                          -----
Balance at March 1, 1998..............................................    1,027
Equity in net earnings................................................       14
                                                                          -----
Balance at February 28, 1999..........................................   $1,041
                                                                          =====


   Undistributed earnings of SI/BAKER (less related deferred tax expenses) at February 28, 1999 and March 1, 1998 were $864,000 and $853,000, respectively.

   Summary financial information and operating results for the SI/BAKER joint venture are set forth in the following table (in thousands):


                                                          February     February
                                                          28, 1999     28, 1998
                                                          --------     --------
Current assets..........................................   $4,960        7,028
Property, plant and equipment...........................       81           61
Other assets............................................      263          330
Current liabilities.....................................    3,099        5,254
Long-term liabilities...................................      123          111
                                                            -----        -----
Net assets..............................................   $2,082        2,054
                                                            =====        =====

                                                       Fiscal Year Ended
                                                -------------------------------
                                                  1999        1998        1997
                                                -------      ------      ------
Net sales....................................   $ 8,056      19,979      17,388
                                                 ======      ======      ======

Net earnings.................................   $    28         843         151
                                                 ======      ======      ======

SI HANDLING SYSTEMS, INC.
Notes To Financial Statements (Continued)


(13)     Subsequent Event
----     ----------------

     In April 1999, the Company acquired all of the outstanding capital stock of Modular Automation Corp. for $1,957,000.

SI HANDLING SYSTEMS, INC.                                            Schedule II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended February 28, 1999, March 1, 1998, and March 2, 1997 (In Thousands)

                                                                Additions
                                                   Balance At   Charged To                 Balance
                                                   Beginning    Costs And                   At End
                                                    Of Year      Expenses    Deductions    of Year
                                                   ----------   ----------   ----------   ---------

Year ended February 28, 1999:
     Reserve for inventory loss................     $   790        98            34 (a)     854 (b)
     Reserve for product warranty..............          75       447 (c)        36 (d)     486 (e)
     Allowance for doubtful receivables........           -         -             -           -
                                                      -----       ---         -----       -----
                                                    $   865       545            70       1,340
                                                      =====       ===         =====       =====

Year ended March 1, 1998:
     Reserve for inventory loss................     $   745        71            26 (a)     790 (b)
     Reserve for product warranty..............         180        75 (c)       180 (d)      75 (e)
     Allowance for doubtful receivables........           -        35            35           -
                                                      -----       ---         -----       -----
                                                    $   925       181           241         865
                                                      =====       ===         =====       =====

Year ended March 2, 1997:
     Reserve for inventory loss................     $ 1,713        23           991 (a)     745 (b)
     Reserve for product warranty..............          47       322 (c)       189 (d)     180 (e)
     Allowance for doubtful receivables........           -        32            32           -
                                                      -----       ---         -----       -----
                                                    $ 1,760       377         1,212         925
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

                                    PART III
                                    --------


   Part III, except for certain information relating to Executive Officers listed below, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended February 28, 1999, a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

Executive Officers of the Registrant
------------------------------------
   The names, ages, and offices with the Company of its executive officers are as follows:


         Name              Age                         Office
-------------------        ---         -----------------------------------------

Leonard S. Yurkovic         61         Vice Chairman of the Board of Directors
                                             and Chief Executive

William R. Johnson          52         President

Kenneth D. Buck             46         Vice President - Corporate Services

William J. Casey            55         Vice President - Production & Assembly
                                             Systems

Barry V. Mack               56         Vice President - Finance, Chief Financial
                                             Officer, and Treasurer

James L. Thatcher           55         Vice President - Warehousing &
                                             Distribution Systems

Ronald J. Semanick          38         Secretary


   Mr. Yurkovic was appointed Vice Chairman of the Board of Directors on January 1, 1999. On February 12, 1988, he was appointed President and Chief Executive Officer and held the position of President until he was succeeded by Mr. Johnson on March 29, 1999. Mr. Yurkovic previously held the positions of President and Managing Director of European Operations (October 1987 - February 1988), and President and Chief Operating Officer (March 1985 - October 1987). He also held the position of Vice President-Operations and he joined the Company in July 1979 as Vice President-Finance.
     Mr. Johnson was appointed President on March 29, 1999. From 1977 to 1998, Mr. Johnson was employed by Rockwell Automation. He was Senior Vice President of their Reliance Electric Motor Group. From 1968 to 1977, Mr. Johnson was employed by Electric Machinery Manufacturing Company where he was an engineering manager.
   Mr. Buck was appointed Vice President-Corporate Services on July 18, 1995 and previously held the positions of Vice President-Human Resources, Director-Human Resources, and Manager of Human Resources. He joined the Company in November 1981 as a Personnel Manager.
     Mr. Casey was appointed Vice President-Production & Assembly Systems on July 18, 1995 and previously held the position of Vice President-Sales. He has served the Company in several capacities including Director-Field Sales, Estimating Supervisor, Manager of Switch-Cart Systems, and Mid-Atlantic Regional Sales Manager. Mr. Casey joined the Company in February 1965.
                                       47

   Mr. Mack was appointed Vice President-Finance, Chief Financial Officer, and Treasurer on January 13, 1994 and previously held the position of Controller. Prior to joining the Company in 1980 as Manager of Financial Accounting, Mr. Mack was employed as Financial Manager at the Coca-Cola Bottling Company of the Lehigh Valley, and as an Assistant Controller within Harris Corporation's Printing Equipment Division.
   Mr. Thatcher was appointed Vice President-Warehousing & Distribution Systems on May 6, 1999 and previously held the position of Vice President-Manufacturing & Assembly Services and Customer & Software Services. He has served the Company in several key positions including Vice President-Operations, Director-Operations, Project Engineer, Project Manager, and Director-Customer Service. He joined the Company in August 1970 as an engineer.
     Mr. Semanick was appointed Secretary of the Company by the Board of Directors on July 13, 1994. Currently, Mr. Semanick is the Company's Controller and previously held the positions of Manager of Financial Accounting and Senior Financial Accountant. Prior to joining the Company in 1985 as a Financial Accountant, Mr. Semanick was employed as a Certified Public Accountant by Arthur Andersen & Company of Philadelphia, Pennsylvania.
   All executive officers hold office at the pleasure of the Board of Directors.

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

       3.  Exhibits:
           3.1    Amended and Restated  Articles  (incorporated  by reference to
                  Exhibit 3.1 to Form 10-Q for the quarterly period ended August
                  31, 1997).
           3.2    Amended and  Restated  Bylaws  (incorporated  by  reference to
                  Exhibit 99.2 to the Company's  Registration  Statement on Form
                  S-8, filed on August 14, 1996 [No. 333-10181]).
           10.1   Revolving Credit  Agreement dated July 22, 1993  (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.2   Amendment to Revolving  Credit  Agreement dated April 28, 1995
                  (incorporated by reference to Exhibit 10.2 to Annual Report on
                  Form 10-K for the fiscal year ended February 26, 1995).
           10.4   1992  Incentive  Stock  Option  Plan,  Amended  and  Restated,
                  Effective as of July 16, 1997*  (incorporated  by reference to
                  Exhibit  10.4 to Form  10-Q  for the  quarterly  period  ended
                  August 31, 1997).
           10.5   Executive Officer  Incentive Plan*  (incorporated by reference to Exhibit  10.5 to Annual  Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.6   Directors'   Deferred   Compensation  Plan*  (incorporated  by
                  reference  to  Exhibit  10.6  to  the  Company's  Registration
                  Statement on Form S-8 [No. 333-10181]).
           10.7   1997 Equity  Compensation Plan*  (incorporated by reference to
                  Exhibit 10.7 to the Company's  Registration  Statement on Form
                  S-8 [No. 333-36397]).
           10.8   Joint Venture  Agreement and Governing  Documents  Relating to
                  SI/BAKER,  INC.  (incorporated by reference to Exhibit 21.1 to
                  Annual Report on Form 10-K for the fiscal year ended  February
                  26, 1995).
           10.9   Second  Amendment to the Joint Venture  Agreement  Relating to
                  SI/BAKER, INC.
           11.1   Statement  regarding  computation of per share earnings (loss)
                  (see Note 1 of Notes to Financial Statements).
           21     Subsidiaries of the Registrant.
           23     Consent of Independent Auditors.
           27     Financial Data Schedule (in electronic format only).

           * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

   (b) Reports on Form 8-K.
       During the quarter ended February 28, 1999, no report on Form 8-K was filed.

   (c) Exhibits 10.9, 21, 23, and 27 are filed with this report.

   (d) Schedule A - SI/BAKER, INC. Financial Statements and Independent Auditors' Report Thereon.

                                                                      Schedule A










                                 SI/BAKER, INC.

                              Financial Statements
                     February 28, 1999 and February 28, 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors SI/BAKER, INC.:

   We have audited the accompanying balance sheets of SI/BAKER, INC. as of February 28, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SI/BAKER, INC. as of February 28, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 1999, in conformity with generally accepted accounting principles.

                                            /s/ KPMG LLP

                                            KPMG LLP


Allentown, Pennsylvania
April 30, 1999

SI/BAKER, INC.
Balance Sheets
February 28, 1999 and 1998
  (In Thousands, Except Share Data)


                                                                1999       1998
                                                              --------   -------

Assets
------
Current assets:
   Cash and cash equivalents, principally time deposits....  $   154        388

   Receivables:
     Trade.................................................    1,658      2,881
     Other receivables.....................................      238         51
                                                               -----      -----
       Total receivables...................................    1,896      2,932
                                                               -----      -----

   Costs and estimated earnings in excess of billings......    2,516      3,263
   Inventories.............................................        -        118
   Deferred income tax benefits............................      258        309
   Prepaid expenses and other current assets...............      136         18
                                                               -----      -----
       Total current assets................................    4,960      7,028
                                                               -----      -----

Machinery and equipment, at cost...........................      176        125
   Less: accumulated depreciation..........................       95         64
                                                               -----      -----
     Net machinery and equipment...........................       81         61
                                                               -----      -----

Equipment leased to customer...............................      487        487
   Less:  accumulated depreciation.........................      370        249
                                                               -----      -----
     Net equipment leased to customer......................      117        238
                                                               ------     -----

Deferred income tax benefits...............................       51         35
                                                              ------      -----

Other assets...............................................       95         57
                                                              ------      -----

       Total assets........................................  $ 5,304      7,419
                                                               =====      =====



















                 See accompanying notes to financial statements.

SI/BAKER, INC.
Balance Sheets
February 28, 1999 and 1998
  (In Thousands, Except Share Data)

                                                                1999       1998
                                                              --------   -------


Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Notes payable to bank...................................   $   500       900

   Accounts payable:
     Trade.................................................       510       930
     Affiliated companies..................................        15        97
                                                                -----     -----
       Total accounts payable..............................       525     1,027
                                                                -----     -----

   Customers' deposits and billings in excess of
     costs and estimated earnings..........................     1,104     1,740
   Accrued salaries, wages, and commissions................        91       413
   Income taxes payable....................................         -        44
   Accrued royalties payable...............................       209       288
   Accrued product warranties..............................       660       799
   Accrued other liabilities...............................        10        43
                                                                -----     -----
       Total current liabilities...........................     3,099     5,254
                                                                -----     -----

Deferred compensation......................................       123       111
                                                                -----     -----

Stockholders' equity:
   Common stock, $1 par value; authorized 1,000
     shares; issued 200 shares.............................         -         -
   Additional paid-in capital..............................       200       200
   Retained earnings.......................................     1,882     1,854
                                                                -----     -----
       Total stockholders' equity..........................     2,082     2,054
                                                                -----     -----

       Total liabilities and stockholders' equity..........   $ 5,304     7,419
                                                                =====     =====



















                 See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Operations
Fiscal Years Ended February 28, 1999, 1998, and 1997
  (In Thousands)

                                                   1999       1998        1997
                                                 --------   --------   ---------

Net sales......................................  $ 8,056     19,979      17,388
Cost of sales..................................    6,376     16,781      15,191
                                                   -----     ------      ------
   Gross profit on sales.......................    1,680      3,198       2,197
                                                   -----     ------     -------

Selling, general and administrative expenses...      920         981      1,149
Product development costs......................      399           3        263
Royalty expense to parent companies............      322         800        696
Interest income................................   (   17)    (    29)   (    41)
Interest expense...............................       72         129         17
Other income, net..............................   (   85)    (   106)   (   144)
                                                   -----      ------     ------
                                                   1,611       1,778      1,940
                                                   ------     ------     ------

Earnings before income taxes...................       69       1,420        257
Income tax expense.............................       41         577        106
                                                   -----      ------     ------
     Net earnings..............................  $    28         843        151
                                                   =====      ======     ======


                 See accompanying notes to financial statements.







SI/BAKER, INC.
Statements Of Stockholders' Equity
Fiscal Years Ended February 28, 1999, 1998, and 1997
  (In Thousands)

                                           Additional                 Total
                                  Common     Paid-In    Retained   Stockholders'
                                   Stock     Capital    Earnings      Equity
                                  ------   ----------   --------   -------------

Balance at February 29, 1996..... $   -        200          860        1,060
Net earnings.....................     -          -          151          151
                                    ---        ---        -----        -----
Balance at February 28, 1997.....     -        200        1,011        1,211
Net earnings.....................     -          -          843          843
                                    ---        ---        -----        -----
Balance at February 28, 1998.....     -        200        1,854        2,054
Net earnings.....................     -          -           28           28
                                    ---        ---        -----        -----
Balance at February 28, 1999..... $   -        200        1,882        2,082
                                    ===        ===        =====        =====


                 See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Cash Flows
Fiscal Years Ended February 28, 1999, 1998, and 1997
  (In Thousands)

                                                      1999      1998      1997
                                                    --------  --------  --------

Cash flows from operating activities:
   Net earnings...................................  $    28       843       151
   Adjustments to reconcile net earnings to
     net cash provided (used) by operating
     activities:
       Depreciation of machinery and
         equipment and leased equipment...........      152       145       145
   Changes in operating assets and liabilities:
     Receivables..................................    1,036    (1,192)   (1,217)
     Costs and estimated earnings in excess
       of billings................................      747       848    (  698)
     Inventories..................................      118    (   82)   (   20)
     Deferred income taxes........................       35        29    (  218)
     Prepaid expenses and other
       current assets.............................   (  118)       69    (   82)
     Other assets.................................   (   38)   (   57)        -
     Accounts payable.............................   (  502)   (1,249)      398
     Customers' deposits and billings in excess
       of costs and estimated earnings............   (  636)      961    (  228)
     Accrued salaries, wages, and
       commissions................................   (  322)      160    (   19)
     Income taxes payable.........................   (   44)       44    (  194)
     Accrued royalties payable....................   (   79)   (   31)   (   65)
     Accrued product warranties...................   (  139)      336       330
     Accrued other liabilities....................   (   33)   (  108)      110
     Deferred compensation........................       12        57        54
                                                      -----     -----     -----
       Net cash provided (used) by
         operating activities.....................      217       773    (1,553)
                                                      -----     -----     -----

Cash flows from investing activities:
   Additions to machinery and equipment...........   (   51)   (   19)   (   31)
   Equipment leased to customer...................        -         -    (    9)
                                                      -----     -----     -----
     Net cash used by investing activities........   (   51)   (   19)   (   40)
                                                      -----     -----     -----

Cash flows from financing activities:
   Increase in (repayment of) notes
     payable to bank..............................   (  400)   (  850)    1,750
                                                      -----     -----     -----

Increase (decrease) in cash and
   cash equivalents...............................   (  234)   (   96)      157
Cash and cash equivalents,
   beginning of year..............................      388       484       327
                                                      -----     -----     -----
Cash and cash equivalents,
   end of year....................................  $   154       388       484
                                                      =====     =====     =====

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
       Income taxes...............................  $   324        479      564
                                                      =====      =====    =====
       Interest...................................  $    71        126        9
                                                      =====      =====    =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Notes To Financial Statements
February 28, 1999 and 1998


Note 1:       Organization, Description of Business, and Summary of
-------       -----------------------------------------------------
              Significant Accounting Policies
              -------------------------------

Organization, Description of Business, and Concentration of Credit Risk
-----------------------------------------------------------------------
     During March, 1993, SI Handling Systems, Inc. and Automated Prescription Systems, Inc. formed a joint venture, SI/BAKER, INC. (the "Company" or "joint venture"). On September 29, 1998, McKesson HBOC, Inc. [NYSE:MCK], a healthcare supply management company, announced the completion of its acquisition of Automated Prescription Systems, Inc. Automated Prescription Systems, Inc. was renamed McKesson Automated Prescription Systems, Inc. ("McKesson APS"). The joint venture draws upon the automated materials handling systems experience of SI Handling Systems, Inc. and the automated pill counting and dispensing products of McKesson APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
   The Company designs and installs computer controlled, fully automated, integrated systems for managed care and central fill pharmacy operations. The Company's systems are viewed as labor saving devices which address the issues of improved productivity and cost reduction. Systems can be expanded as customers' operations grow and they may be integrated with a wide variety of components to meet specific customer needs.
   Although the Company is not dependent on any single customer, much of its revenue is derived from contracts to design and install systems for managed care and central fill pharmacy operations for North American corporations and the federal government. In the fiscal year ended February 28, 1999, two customers accounted for revenues of $2,671,000 and $928,000, respectively. In the fiscal year ended February 28, 1998, four customers accounted for revenues of $6,042,000, $3,045,000, $3,003,000, and $2,358,000, respectively. In the fiscal year ended February 28, 1997, three customers accounted for revenues of $5,153,000, $4,357,000, and $3,743,000, respectively. No other customer accounted for over 10% of revenues.
   The Company's systems are sold on a fixed price basis. Contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has met contractual specifications. As of February 28, 1999, two customers owed the Company $654,000 and $309,000, respectively. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

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

Machinery and Equipment
-----------------------
   Machinery and equipment are depreciated, for financial statement purposes, on the straight-line method over the estimated useful lives of individual assets; whereas accelerated methods of depreciation are used for tax purposes. The range of lives used in determining depreciation rates for machinery and equipment is 3-7 years. Maintenance and repairs are charged to operations; betterments and renewals are capitalized. Upon sale or retirement of equipment, the cost and related accumulated depreciation are removed from the accounts and the resultant gain or loss, if any, is credited or charged to earnings.

Equipment Leased To Customer
----------------------------
   Equipment leased to customer represents the accumulated costs associated with robotic, computer hardware, and prescription filling equipment that was leased to a customer during the first quarter of fiscal 1997. The lease, with an initial lease period of one year amounting to $139,000, also provides a series of three one-year renewal options by the lessee and a buyout provision at the end of the fourth year. The customer has exercised the three one-year renewal options. The equipment is depreciated, for financial statement purposes, on the straight-line method over its estimated useful life of four years.

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

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Royalty Arrangement
-------------------
   During fiscal 1995, an amendment to the joint venture investment agreement was adopted to compensate each member company at a rate of 2% of gross sales for marketing and sales efforts on behalf of SI/BAKER, INC. The expense is included as Royalty expense to parent companies in the Company's Statements of Operations.
   The Company receives a royalty from McKesson APS based on the monthly lease rates for all cells, counters, cassettes, and any other McKesson APS equipment leased to customers in the Company's defined market segment since the inception of SI/BAKER on March 1, 1993. The royalty received by the Company is included in other income.

Income Taxes
------------
   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recently Issued Accounting Pronouncements
-----------------------------------------
     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. Both SFAS No. 130 and No. 131 are effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted these statements effective March 1, 1998. The adoption of these statements did not have a material impact on the Company's financial statements.
   In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. The Company adopted this statement effective March 1, 1998. The adoption of this statement did not have a material impact on the Company's financial statements.

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------------------
   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for fiscal years beginning after December 15, 1998, and establishes criteria for capitalizing certain internal use software costs. It is not expected that the adoption of the SOP will have a material impact on the Company's financial statements.
   In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which is effective for fiscal years beginning after December 15, 1998, and provides guidance on the expensing of costs of start-up activities as these costs are incurred. It is not expected that the adoption of the SOP will have a material impact on the Company's financial statements.
   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." The statement is effective for fiscal years beginning after June 15, 1999, though earlier adoption is encouraged and retroactive application is prohibited. It is not expected that the adoption of this statement will have a material impact on the Company's financial statements.


Note 2:       Uncompleted Contracts
-------       ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows at February 28, 1999 and 1998 (in thousands):

                                                           1999          1998
                                                        ----------    ----------
Costs incurred on uncompleted contracts...............   $ 22,778       29,927
Estimated earnings....................................      5,212        6,595
                                                           ------       ------
                                                           27,990       36,522
Less:  billings to date...............................     26,578       34,999
                                                           ------       ------
                                                         $  1,412        1,523
                                                           ======       ======

Included in accompanying balance sheets
 under the following captions:
     Costs and estimated earnings in excess
       of billings....................................   $  2,516        3,263
     Customers' deposits and billings in excess
       of costs and estimated billings................    ( 1,104)     ( 1,740)
                                                           ------       ------
                                                         $  1,412        1,523
                                                           ======       ======

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 3:       Short-Term Bank Borrowings and Compensating Balances
-------       ----------------------------------------------------

   On March 4, 1996, the Company established a $2,500,000 Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the Facility, the Company's parent companies have each provided a limited guarantee and surety in the amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. During fiscal 1998, the Bank increased the Company's borrowing availability to $3,000,000 and extended the expiration date of the Facility. The Facility contains various covenants and requires the maintenance of a net worth ratio. The Company was in compliance with all covenants during fiscal 1999. The Facility has an expiration date of August 31, 1999.
   As of February 28, 1999, the Company's related debt outstanding under the Facility was $500,000. The Company repaid its outstanding debt under the Facility on March 18, 1999. Interest on the Facility is at the Bank's prime rate of interest minus one percent (6.75% as of February 28, 1999) or the LIBOR-based rate plus one and three-quarters percent.


Note 4:       Employee Benefit Plan
-------       ---------------------

   The Company has a multi-faceted defined contribution Retirement Savings Plan. Employees age 21 and above with at least one year of service are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company contributes 2% of base pay to each eligible salaried employee's account and, in addition, matches 50% of the first 4% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions determined annually by the Board of Directors. Total expense for the Retirement Savings Plan was $47,000, $35,000, and $35,000 for the fiscal years ended February 28, 1999, February 28, 1998, and February 28, 1997, respectively.

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 5:       Income Taxes
-------       ------------

   The provision for income tax expense (benefit) consists of the following (in thousands):

                                                  1999         1998        1997
                                                 ------       -----       -----

Federal    -    current........................  $   5         436         260
           -    deferred.......................     28          23        (179)
                                                   ---         ---         ---
                                                    33         459          81
                                                   ---         ---         ---

State      -    current........................      1         112          64
           -    deferred.......................      7           6        ( 39)
                                                   ---         ---         ---
                                                     8         118          25
                                                   ---         ---         ---
                                                 $  41         577         106
                                                   ===         ===         ===

   A reconciliation between the U. S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                                  1999         1998        1997
                                                 ------       -----       -----

Computed tax expense at statutory rate of 34%..  $  23         483          87
Increase in taxes resulting from:
   State income taxes, net of federal benefit..      5          78          17
   Miscellaneous items.........................     13          16           2
                                                   ---         ---         ---
                                                 $  41         577         106
                                                   ===         ===         ===

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at February 28, 1999 and 1998 are presented below (in thousands):


                                                                 1999      1998
                                                                 ----      ----
Deferred tax assets:
   Accruals of book costs, not yet
     deductible for tax purposes............................    $ 318       358
   Machinery and equipment, principally
     due to differences in depreciation.....................        3         -
                                                                  ---       ---
       Total gross deferred tax assets......................      321       358
                                                                  ---       ---

Deferred tax liabilities:
   Machinery and equipment, principally due
     to differences in depreciation.........................        -         9
   Other....................................................       12         5
                                                                 ----       ---
       Total gross deferred tax liabilities.................       12        14
                                                                 ----       ---
       Net deferred tax asset...............................    $ 309       344
                                                                  ===       ===

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at February 28, 1999.

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


Note 7:         Commitments
-------         -----------

   Total rental expense, including short-term leases, in fiscal years 1999, 1998, and 1997 approximated $66,000, $47,000, and $35,000, respectively.
   Future minimum rental commitments at February 28, 1999 under operating leases for office space is as follows (in thousands):


                      2000.............................$75,000
                      2001............................. 67,000
                      2002............................. 69,000
                      2003............................. 17,000

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 8:         Related Party Transactions
-------         --------------------------

   The Company has entered into various transactions with affiliated entities as follows (in thousands):


(a)  McKesson Automated Prescription Systems, Inc.
       (50% Stockholder):
         Balance Sheets Data at February 28,
         1999 and 1998 --                             1999      1998
                                                    --------  --------

           Amount included in trade
              receivables.........................  $   135       991
           Amount included in other
              receivables.........................       63        51
           Amount included in accounts
              payable.............................        5        87
           Amount included in accrued royalties
              payable.............................       41        55

         Statements of Operations Data for the
         fiscal years ended February 28, 1999,
         1998, and 1997 --........................    1999      1998      1997
                                                    --------  --------  --------
           Sales of systems and services..........  $   259     1,113       469
           Systems and services purchased for
              resale under various subcontracts...      193       266       649
           Royalty expense to parent companies....      161       400       348
           Other income - Royalty income..........       87        80       122

(b)  SI Handling Systems, Inc. (50% Stockholder):
         Balance Sheets Data at February 28,
         1999 and 1998 --                             1999      1998
                                                    --------  --------
           Amount included in accounts
              payable.............................  $   10        10
           Amount included in accrued royalties
              payable.............................      41        55

         Statements of Operations Data for the
         fiscal years ended February 28, 1999,
         1998, and 1997 --........................    1999      1998      1997
                                                    --------  --------  --------
           Systems and services purchased for
              resale under various subcontracts...  $   463     1,120     2,355
           Purchase of administrative and other
              services............................      113        98       108
           Royalty expense to parent companies....      161       400       348

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SI HANDLING SYSTEMS, INC.



Dated:  June 1, 1999             By  /s/ Leonard S. Yurkovic
                                     -------------------------------------------
                                     Leonard S. Yurkovic
                                     Vice Chairman of the Board of Directors
                                        and Chief Executive Officer



Dated:  June 1, 1999             By  /s/ William R. Johnson
                                     -------------------------------------------
                                     William R. Johnson
                                     President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.



Dated:   June 1, 1999             /s/ Edward J. Fahey
                                  ----------------------------------------------
                                  Edward J. Fahey
                                  Chairman of the Board



Dated:   June 1, 1999             /s/ Leonard S. Yurkovic
                                  ----------------------------------------------
                                  Leonard S. Yurkovic
                                  Vice Chairman of the Board of Directors
                                     and Chief Executive Officer



Dated:   June 1, 1999             /s/ William R. Johnson
                                  ----------------------------------------------
                                  William R. Johnson
                                  President



Dated:   June 1, 1999             /s/ Barry V. Mack
                                  ---------------------------------------------
                                  Barry V. Mack
                                  Vice President-Finance, Chief Financial
                                     Officer and Treasurer
                                    (Principal Accounting and Financial Officer)



Dated:   June 1, 1999             /s/ Elmer D. Gates
                                  ----------------------------------------------
                                  Elmer D. Gates
                                  Director



Dated:   June 1, 1999             /s/ L. Jack Bradt
                                  ----------------------------------------------
                                  L. Jack Bradt
                                  Director



Dated:   June 1, 1999             /s/ Michael J. Gausling
                                  ----------------------------------------------
                                  Michael J. Gausling
                                  Director

                                  EXHIBIT INDEX
                                  -------------


10.9   -  AMENDMENT TO THE JOINT VENTURE AGREEMENT RELATING TO
          SI/BAKER, INC.

21     -  SUBSIDIARIES OF THE REGISTRANT

23     -  CONSENT OF INDEPENDENT AUDITORS

27     -  FINANCIAL DATA SCHEDULE