Form 10-Q
period 1999-05-30
SI HANDLING SYSTEMS INC
filed 1999-07-13
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For The Quarterly Period Ended May 30, 1999


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


Number of shares of common stock, par value $1.00 per share, outstanding as of May 30, 1999: 3,708,412.
               ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.   Financial Statements
-------   --------------------

SI Handling Systems, Inc.
Balance Sheets (Unaudited)
     (In Thousands, Except Share Data)

                                                         May           February
                                                       30, 1999        28, 1999
                                                      ----------      ----------

Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits                                    $  2,118           1,829
                                                        ------          ------

   Receivables:
     Trade                                               7,382           7,603
     Notes and other receivables                           141              51
                                                        ------          ------
       Total receivables                                 7,523           7,654
                                                        ------          ------

   Costs and estimated earnings in excess
     of billings                                         3,709           7,709

   Inventories:
     Raw materials                                       1,129           1,002
     Finished goods and work-in-process                  2,270           1,613
                                                        ------          ------
       Total inventories                                 3,399           2,615
                                                        ------          ------

   Deferred income tax benefits                            613             600
   Prepaid expenses and other current assets               262             199
                                                        ------          ------
       Total current assets                             17,624          20,606
                                                        ------          ------

Property, plant and equipment, at cost:
   Land                                                     27              27
   Buildings and improvements                            3,485           3,485
   Machinery and equipment                               4,714           4,544
                                                        ------          ------
                                                         8,226           8,056
   Less:  accumulated depreciation                       6,658           6,426
                                                        ------          ------
       Net property, plant and equipment                 1,568           1,630
                                                        ------          ------

Deferred income tax benefits                               276             175
Investment in joint venture                              1,069           1,041
Other assets, at cost less accumulated
   amortization of $101 in 2000 and $90
   in 1999                                                 572             128
                                                        ------          ------
       Total assets                                   $ 21,109          23,580
                                                        ======          ======



                 See accompanying notes to financial statements.

-------   --------------------------------
SI Handling Systems, Inc.
Balance Sheets (Unaudited)
     (In Thousands, Except Share Data)

                                                         May           February
                                                       30, 1999        28, 1999
                                                      ----------      ----------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt             $      9               9
   Accounts payable                                      3,191           4,079
   Customers' deposits and billings in excess
     of costs and estimated earnings                     3,152           4,173
   Accrued salaries, wages, and commissions                532             761
   Income taxes payable                                    120             410
   Accrued royalties payable                               207             357
   Accrued other liabilities                             1,537           1,416
                                                        ------          ------

     Total current liabilities                           8,748          11,205
                                                        ------          ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Mortgage payable                                       14              16
                                                        ------          ------
     Total long-term debt                                   14              16
   Deferred compensation                                   451             212
                                                        ------          ------
       Total long-term liabilities                         465             228
                                                        ------          ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued 3,708,412
     shares in 2000 and 3,705,048 shares
     in 1999                                             3,708           3,705
   Additional paid-in capital                            2,780           2,767
   Retained earnings                                     5,408           5,675
                                                        ------          ------

       Total stockholders' equity                       11,896          12,147
                                                        ------          ------

       Total liabilities and stockholders' equity     $ 21,109          23,580
                                                        ======          ======











                 See accompanying notes to financial statements.

-------   --------------------------------
SI Handling Systems, Inc.
Statements of Operations (Unaudited)
     (In Thousands, Except Share And Per Share Data)

                                                         Three Months Ended
                                                     ---------------------------
                                                         May             May
                                                      30, 1999        31, 1998
                                                     -----------      ----------

Net sales                                            $    9,952           8,800
Cost of sales                                             8,115           6,487
                                                      ---------       ---------
Gross profit on sales                                     1,837           2,313
                                                      ---------       ---------

Selling, general and
   administrative expenses                                1,614           1,668
Product development costs                                   153             119
Interest expense                                              2               2
Interest income                                             (29)            (45)
Equity in income
   of joint venture                                         (28)            (10)
Other income, net                                           (43)            (33)
                                                      ---------       ---------
                                                          1,669           1,701
                                                      ---------       ---------
Earnings before
   income taxes                                             168             612
Income tax expense                                           64             235
                                                      ---------       ---------
Net earnings                                         $      104             377
                                                      =========       =========

Basic earnings
   per share                                         $      .03             .10
                                                      =========       =========
Diluted earnings
   per share                                         $      .03             .10
                                                      =========       =========
Cash dividends
   per share                                         $      .10             .10
                                                      =========       =========

Average shares
   outstanding                                        3,706,636       3,715,445
Dilutive effect of
   stock options                                         16,161          35,853
Dilutive effect of
   phantom stock units                                   14,135           9,499
                                                      ---------       ---------
Average shares
   outstanding
   assuming dilution                                  3,736,932       3,760,797
                                                      =========       =========








                 See accompanying notes to financial statements.

-------   --------------------
SI Handling Systems, Inc.
Statements of Cash Flows (Unaudited)
     (In Thousands, Except Share Data)

                                                          Three Months Ended
                                                       ------------------------
                                                           May            May
                                                        30, 1999       31, 1998
                                                       ----------     ---------

Cash flows from operating activities:
   Net earnings                                         $   104            377
   Adjustments to reconcile net earnings
     to net cash provided
     by operating activities:
       Depreciation of plant and equipment                   93            100
       Amortization of intangibles                           11              2
       Gain on disposition of equipment                      (2)             -
       Equity in income of joint venture                    (28)           (10)
       Change in operating assets and liabilities,
         net of effects of the acquisition of
         Modular Automation Corp.:
           Receivables                                      177          2,603
           Costs and estimated earnings in
              excess of billings                          4,349          2,015
           Inventories                                     (615)          (220)
           Prepaid expenses and other
              current assets                                (63)            43
           Other noncurrent assets                           39              -
           Accounts payable                                (888)        (2,172)
           Customers' deposits and billings
              in excess of costs and estimated
              earnings                                   (1,021)         1,497
           Accrued salaries, wages, and
              commissions                                  (229)          (880)
           Income taxes payable                            (290)             -
           Accrued royalties payable                       (150)          (244)
           Accrued other liabilities                       (250)           (93)
           Deferred compensation                            (15)             -
                                                          -----          -----
   Net cash provided by
     operating activities                                 1,222          3,018
                                                          -----          -----

Cash flows from investing activities:
   Proceeds from the disposition of
     equipment                                                2              -
   Acquisition of Modular Automation Corp.,
     net of cash acquired                                  (919)             -
   Additions to property, plant and equipment               (30)           (36)
                                                          -----          -----
   Net cash used by
      investing activities                                 (947)           (36)
                                                          -----          -----


                 See accompanying notes to financial statements.

-------   --------------------
SI Handling Systems, Inc.
Statements of Cash Flows (Unaudited) (Continued)
     (In Thousands, Except Share Data)

                                                          Three Months Ended
                                                       ------------------------
                                                           May            May
                                                        30, 1999       31, 1998
                                                       ----------     ---------

Cash flows from financing activities:
   Sale of common shares in connection
     with employee incentive stock
     option plan                                             16             33
   Repayment of long-term debt                               (2)            (1)
   Repayment of revolving credit
     loan payable to bank                                     -         (1,000)
                                                          -----          -----
     Net cash provided (used) by
       financing activities                                  14           (968)
                                                          -----          -----

   Increase in cash and
     cash equivalents                                       289          2,014
   Cash and cash equivalents, beginning
     of period                                            1,829            752
                                                          -----          -----
   Cash and cash equivalents, end of period             $ 2,118          2,766
                                                          =====          =====

   Supplemental disclosures of cash flow
   information:
     Cash paid during the period for:
       Interest                                         $     1              3
                                                          =====          =====
       Income taxes                                     $   354            235
                                                          =====          =====

   Supplemental disclosures of
   noncash financing activities:
     Cash dividends declared in May but
       payable in June                                  $   371            372
                                                          =====          =====

     Issuance of 14,886 common shares in
       exchange for 5,978 common shares
       delivered to the Company by officers
       in connection with the employee
       incentive stock option plan                      $     -             84
                                                          =====          =====











                 See accompanying notes to financial statements.

-------   --------------------
SI Handling Systems, Inc.
Notes To Financial Statements
Three Months Ended May 30, 1999 and May 31, 1998

(1) The information contained in this 10-Q report is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial statements furnished reflect all adjustments and accruals which are necessary to a fair statement of results for the interim periods presented. Results for interim periods are not necessarily indicative of results expected for the fiscal year. Refer to the Company's 10-K for the year ended February 28, 1999 for more complete financial information.

(2) SI Handling Systems, Inc. ("SI" or the "Company") and McKesson Automated Prescription Systems, Inc. ("McKesson APS"), formerly known as Automated
     Prescription Systems, Inc., are co-venturers in a joint venture named SI/BAKER, INC. ("SI/BAKER" or the "joint venture"). On September 29, 1998, McKesson Corporation [NYSE:MCK], a healthcare supply management company, announced the completion of its acquisition of Automated Prescription Systems, Inc. Automated Prescription Systems, Inc. was renamed McKesson Automated Prescription Systems, Inc. The SI/BAKER joint venture draws upon the automated materials handling systems experience of SI and the automated pill counting and dispensing products of McKesson APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.

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


Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $2,118,000 during the first three months of fiscal 2000 from $1,829,000 at the end of fiscal 1999. The increase resulted from cash provided by operating activities totaling $1,222,000 and proceeds of $16,000 from the sale of common stock in connection with the employee incentive stock option plan. Partially offsetting the increase in cash and cash equivalents from these sources were the repayment of long-term debt of $2,000, the purchases of capital equipment of $30,000, and the acquisition of Modular Automation Corp., net of cash acquired for $919,000. Funds provided by operating activities during the first three months of fiscal 1999 were $3,018,000.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------
     On April 13, 1999, the Company acquired all of the outstanding capital stock of Modular Automation Corp. ("MAC") of Greene, New York for $1,957,000. The purchase price of the acquisition was allocated to the assets acquired based on fair value with the remainder representing goodwill. Since its formation in 1981, MAC was a respected supplier of Automated Guided Vehicle ("AGV") Systems. The acquisition of the AGV technology complements and expands the Company's AGV product offerings. The acquired AGV products and personnel have been integrated into the Company's existing Easton, Pennsylvania facility.
     The Company has a $5,000,000 committed revolving credit facility which is secured by a lien position on accounts receivable, land, and buildings and contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during the first three months of fiscal 2000. Currently, the committed revolving credit facility has an expiration date of August 31, 2000. The Company did not have any borrowings under the committed revolving credit facility during the first three months of fiscal 2000.
     On March 4, 1996, SI/BAKER established a $2,500,000 Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the Facility, SI/BAKER's parent companies, SI and McKesson APS, have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. During fiscal 1998, the Bank increased the borrowing availability to $3,000,000 and extended the expiration date of the Facility. On March 18, 1999, SI/BAKER repaid its outstanding debt under the Facility of $500,000. As of May 31, 1999 SI/BAKER did not have any borrowings under the Facility. The Facility has an expiration date of August 31, 1999.
     On October 14, 1998, the Board of Directors of the Company authorized management to purchase up to $400,000 of the Company's common stock through open market transactions or negotiated transactions at prices not to exceed prevailing market prices. During fiscal 1999, the Company spent $399,000 on purchases of its common stock through open market transactions as part of the stock purchase program.
     The Company believes that its financial resources consisting of its current assets, anticipated cash flow, and the available revolving credit facility will adequately finance its operating requirements for the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations (Continued)
          ---------------------

Results Of Operations
---------------------

Three Months Ended May 30, 1999 Versus Three Months Ended May 31, 1998
----------------------------------------------------------------------
     The Company's net earnings for the first three months of fiscal 2000 were $104,000 compared to net earnings of $377,000 for the first three months of fiscal 1999.
     Backlog at the end of the first three months of fiscal 2000 was $28,254,000. During the first three months of fiscal 2000, the Company received orders totaling approximately $18,300,000. Two orders, totaling approximately $10,200,000, engage the Company to modernize and expand two distribution facilities for a major government agency. These contracts, won under a competitive bidding process, are scheduled to be completed by the second half of fiscal 2001.
     Net sales of $9,952,000 for the first three months of fiscal 2000 increased 13.1% compared to net sales of $8,800,000 for the first three months of fiscal 1999. The largest increases in sales occurred in the Order Selection and Switch-Cart product lines. During the first three months of fiscal 2000, Order Selection sales of approximately $4,825,000 rose approximately $2,450,000 when compared to the first quarter of fiscal 1999 due primarily to progress made on a systems integration contract aimed at expanding the distribution process at a major health and beauty aids company. During the first three months of fiscal 2000, Switch-Cart sales of approximately $3,330,000 rose approximately $425,000 when compared to the first quarter of fiscal 1999 due primarily to progress made on a contract with a major government agency. Partially offsetting the increase in Order Selection and Switch-Cart sales during the first three months of fiscal 2000 was a decrease in sales of approximately $1,725,000 across the Company's other products lines, with the majority of the decrease relating to sales of the Company's Cartrac, Sortation, and Automated Guided Vehicle product lines.
     Gross profit as a percentage of sales was 18.5% for the first three months of fiscal 2000 compared to 26.3% for the first three months of fiscal 1999. The decrease in the gross profit percentage for the first three months of fiscal 2000 was primarily attributable to competitive pressures as well as to first-time design inefficiencies associated with the development of enhanced products related to contracts in process. Also contributing to the higher gross profit percentage in the first three months of fiscal 1999 was the favorable performance on several contracts, principally for the Company's higher margin proprietary products, initiated in the prior fiscal year that were nearing completion during the first quarter of fiscal 1999.
     Selling, general and administrative expenses of $1,614,000 were lower by $54,000 in the first nine months of fiscal 2000 than in the comparable fiscal 1999 period. The decrease in selling, general, and administrative expenses was primarily attributable to the fiscal 1999 comparable period containing a larger amount of costs associated with product promotion and sales efforts aimed at expanding the Company's customer base of business.
     Product development costs of $153,000 were higher by $34,000 in the first three months of fiscal 2000 than in the comparable fiscal 1999 period.
Development programs in the first three months of fiscal 2000 included enhancements to the Switch-Cart and Order Selection product lines with efforts directed towards unit picking techniques. Development programs in the first three months of fiscal 1999 included enhancements to the Company's product controls and features and improvements to the Sortation and Order Selection product lines, with particular

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations (Continued)
          ---------------------

Results Of Operations
---------------------

Three Months Ended May 30, 1999 Versus Three Months Ended May 31, 1998
----------------------------------------------------------------------
(Continued)
emphasis aimed at the controls platform for Dispen-SI-matic Systems and unit picking techniques.
     Interest income of $29,000 was lower by $16,000 in the first three months of fiscal 2000 than in the comparable fiscal 1999 period. The decrease in interest income was primarily attributable to the lower level of funds available for short-term investments during the first three months of fiscal 2000.
     Equity in income of joint venture represents the Company's proportionate share of its investment in SI/BAKER which is being accounted for under the equity method. The favorable variance of $18,000 for the first three months of fiscal 2000 in the equity in income of joint venture was attributable to SI/BAKER's increase in sales to approximately $2,972,000, as compared to the comparable fiscal 1999 period of approximately $2,074,000 and growth in the gross profit percentage to 21%, as compared to the comparable fiscal 1999 gross profit percentage of 16%. The sales increase in fiscal 2000 was primarily attributable to a larger backlog of orders entering fiscal 2000 versus a smaller backlog of orders at the beginning of fiscal 1999. The favorable variance in the gross profit percentage was primarily attributable the fiscal 1999 first quarter gross profit percentage being unfavorably impacted by difficulties in executing and concluding several contracts as additional costs became necessary to meet contractual throughput requirements. Partially offsetting the favorable variance were SI/BAKER's increases of (1) $36,000 in revenue-based royalty costs due to the parent companies, (2) $96,000 in product development expenses for software and controls capabilities for various new products addressing changing market requirements, and (3) $107,000 in selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily attributable to an increase of $36,000 of expenses based on revenue and profit performance and an increase of $55,000 in costs associated with sales and administrative efforts aimed at expanding SI/BAKER's customer base of business.
     The favorable variance of $10,000 in other income, net, was primarily attributable to an increase in the revenue-based royalty income related to the SI/BAKER joint venture.
     The Company incurred income tax expense of $64,000 during the first three months of fiscal 2000 compared to income tax expense of $235,000 in the comparable fiscal 1999 period. Income tax expense was generally recorded at statutory federal and state tax rates expected to apply for each fiscal year.

Year 2000
---------
     The Year 2000 issue relates to the ability of computer systems, microprocessors, and other electronic devices to deal appropriately with dates on or after January 1, 2000 and other dates used for special programmatic functions (i.e. 9999). The effect of the Year 2000 issue may include computer failures and business interruption.
     The Company has assembled a team of internal staff to oversee the matter and is underway in completing its Year 2000 assessment. Internally, the Company has upgraded its business system to address the Year 2000 issue. Externally, the Company has and will continue to survey its suppliers, financial institutions, and other organizations to ensure that those parties have appropriate plans to remediate Year

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations (Continued)
          ---------------------

Year 2000 (Continued)
---------
2000 issues where their systems or business activities may impact the Company's operations. However, based on the response of its survey to date, the Company cannot presently estimate the impact of the failure of third parties to be Year 2000 compliant. Also, customers may utilize the services, on a fee basis, of the Company's customer support group to assess and upgrade their materials handling systems purchased from the Company for Year 2000 compliance. Costs incurred to date and estimated costs to complete the Company's Year 2000 compliance efforts are not expected to be material.
     The outline of the general phases of the Company's Year 2000 project is as follows: (1) Year 2000 methodology and compliance training for key personnel;
(2) inventorying Year 2000 items, internally and externally; (3) assigning priorities to identified Year 2000 items; (4) assessing the Year 2000 compliance of items determined to be material to the Company; (5) remediating or replacing material items that are determined not to be Year 2000 compliant; (6) testing material items for Year 2000 compliance; and (7) designing and implementing contingency plans to the extent deemed necessary. The Company has substantially completed phases (1) through (5) relating to existing internal hardware, software, facilities and equipment; however, testing is ongoing as hardware, software, and equipment are remediated, upgraded or replaced. Additionally, the Company continues to assess and test newly engaged suppliers and their products for Year 2000 compliance as part of the Company's normal business operations. The Company has not completed its external surveys or contingency plans in the case that it is not Year 2000 compliant by the Year 2000. The Company will continue to monitor its Year 2000 compliance program, address any material issues and develop contingency planning as it deems appropriate.
     The scheduled completion date for the Company's efforts to address the Year 2000 issue is August 1999. The failure to identify or correct a material Year 2000 problem could result in an interruption in, or a failure of, certain business activities or operations such as the Company's ability to service its customers. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. The Company's Year 2000 assessment process is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and customers. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, and financial condition.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations (Continued)
          ---------------------

Cautionary Statement (Continued)
--------------------
intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such "forward-looking statements": (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports; (2) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth, competition, certain costs increases, and any potential exposures relating to Year 2000 matters; or (3) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------
     The Company does not believe that its exposures to interest rate risk or foreign currency exchange risks, risks from commodity prices, equity prices and other market changes that affect market risk sensitive instruments are material to its results of operations.



                           PART II - OTHER INFORMATION

Item 5.   Other Information
-------   -----------------

     Effective July 21, 1999, Elmer D. Gates will become Chairman of the Board of Directors and William R. Johnson will become President and CEO of the Company.


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a) Exhibit 10.10 - Executive Employment Agreement with William Johnson dated March 29, 1999.

     Exhibit 27 - Financial Data Schedule

(b) During the quarter ended May 30, 1999, a Form 8-K was filed on April 29, 1999. The filing pertained to the election by the Board of Directors of William R. Johnson as President and Director, effective March 29, 1999. As President, Mr. Johnson succeeds Leonard S. Yurkovic who has led the Company as President and CEO since 1988. Mr. Yurkovic will continue as Vice Chairman of the Board of Directors, but will retire as CEO of the Company, effective July 21, 1999.

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

                                           SI HANDLING SYSTEMS, INC.

                                           /s/ Barry V. Mack

                                           Barry V. Mack
                                           Vice President - Finance
                                             (Principal Financial Officer)

Dated:    July 13, 1999
          -------------

                                                                     Schedule A











                                 SI/BAKER, INC.

                              Financial Statements
                                  May 31, 1999

SI/BAKER, INC.
Balance Sheets
May 31, 1999 and February 28, 1999
  (In Thousands, Except Share Data)


                                                         May           February
                                                      31, 1999         28, 1999
                                                      --------         --------

Assets
------


Current assets:
   Cash and cash equivalents, principally
     time deposits                                    $   468              154

Receivables:
   Trade                                                3,200            1,658
   Other receivables                                      136              238
                                                        -----            -----
     Total receivables                                  3,336            1,896
                                                        -----            -----

   Costs and estimated earnings in
     excess of billings                                 1,037            2,516
   Deferred income tax benefits                           258              258
   Prepaid expenses and other current
     assets                                               136              136
                                                        -----            -----

       Total current assets                             5,235            4,960
                                                        -----            -----

   Machinery and equipment, at cost                       186              176
     Less:  accumulated depreciation                      104               95
                                                        -----            -----
   Net machinery and equipment                             82               81
                                                        -----            -----

   Equipment leased to customer                           487              487
   Less:  accumulated depreciation                        420              370
                                                        -----            -----
     Net equipment leased to customer                      67              117
                                                        -----            -----

   Deferred income tax benefits                            51               51
                                                        -----            -----

   Other assets                                             -               95
                                                        -----            -----

       Total assets                                   $ 5,435            5,304
                                                        =====            =====

SI/BAKER, INC.
Balance Sheets
May 31, 1999 and February 28, 1999
  (In Thousands, Except Share Data)


                                                         May           February
                                                      31, 1999         28, 1999
                                                      --------         --------

Assets
------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Note payable to bank                               $     -              500
   Accounts payable:
     Trade                                                626              510
     Affiliated companies                                  66               15
                                                        -----            -----
       Total accounts payable                             692              525
                                                        -----            -----

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                           1,341            1,104
   Accrued salaries, wages, and
     commissions                                           92               91
   Income taxes payable                                    44                -
   Accrued royalties payable                              316              209
   Accrued product warranties                             712              660
   Accrued other liabilities                               29               10
                                                        -----            -----
       Total current liabilities                        3,226            3,099
                                                        -----            -----

Deferred compensation                                      72              123
                                                        -----            -----

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                        -                -
   Additional paid-in capital                             200              200
   Retained earnings                                    1,937            1,882
                                                        -----            -----
       Total stockholders' equity                       2,137            2,082
                                                        -----            -----

       Total liabilities and stockholders'
         equity                                       $ 5,435            5,304
                                                        =====            =====

SI/BAKER, INC.
Statements of Operations
Three Months Ended May 31, 1999 and 1998
  (In Thousands)

                                                         Three Months Ended
                                                      -------------------------
                                                        May               May
                                                      31, 1999         31, 1998
                                                      --------         --------
Net sales                                             $ 2,972            2,074
Cost of sales                                           2,348            1,743
                                                        -----            -----

Gross profit on sales                                     624              331
                                                        -----            -----

Selling, general and
   administrative
   expenses                                               311              204
Product development
   costs                                                   96                -
Royalty expense
   to parent companies                                    119               83
Interest income                                            (5)              (2)
Interest expense                                            4               14
Other income, net                                          (2)              (2)
                                                        -----            -----
                                                          523              297
                                                        -----            -----

Earnings before
   income taxes                                           101               34
Income tax expense                                         46               14
                                                        -----            -----

Net earnings                                          $    55               20
                                                        =====            =====

SI/BAKER, INC.
Statements of Cash Flows
Three Months Ended May 31, 1999 and 1998
  (In Thousands)

                                                           Three Months Ended
                                                        -----------------------
                                                          May             May
                                                        31, 1999       31, 1998
                                                        --------       --------

Cash flow from operating activities:
   Net earnings                                         $    55             20
   Adjustments to reconcile net earnings to net
     cash provided (used) by operating activities:
       Depreciation of machinery and
         equipment and leased equipment                      59             38
       Changes in operating assets and
         liabilities:
           Receivables                                   (1,440)         1,387
           Costs and estimated earnings
              in excess of billings                       1,479           (666)
           Inventories                                        -            118
           Prepaid expenses and other
              current assets                                  -           (163)
           Other assets                                      95            (29)
           Accounts payable                                 167             27
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                        237           (481)
           Accrued salaries, wages, and
              commissions                                     1           (361)
           Income taxes payable                              44            (44)
           Accrued royalties payable                        107              1
           Accrued product warranties                        52             24
           Accrued other liabilities                         19             (8)
           Deferred compensation                            (51)             -
                                                          -----          -----
Net cash provided (used)
   by operating activities                                  824           (137)
                                                          -----          -----

Cash flows from investing activities:
   Additions to machinery and equipment                     (10)           (25)
                                                          -----          -----
     Net cash used by investing activities                  (10)           (25)
                                                          -----          -----

Cash flows from financing activities:
   Repayment of note payable to bank                       (500)             -
                                                          -----          -----
     Net cash used by financing activities                 (500)             -
                                                          -----          -----

Increase (decrease) in cash and cash equivalents            314           (162)
Cash and cash equivalents,
   beginning of period                                      154            388
                                                          -----          -----
Cash and cash equivalents, end of period                $   468            226
                                                          =====          =====

Supplemental disclosure of cash flow
   information:
     Cash paid during the period for:
       Income taxes                                     $     2            207
                                                          =====          =====
       Interest                                         $     3             20
                                                          =====          =====

                            SI HANDLING SYSTEMS, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX



Exhibit No.
----------

10.10      Executive Employment Agreement with William Johnson dated March 29,
           1999.

27         Financial Data Schedule.