Form 10-Q
period 1999-08-29
SI HANDLING SYSTEMS INC
filed 1999-10-13
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For The Quarterly Period Ended August 29, 1999


                           Commission File No. 0-3362



                            SI HANDLING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)




            Pennsylvania                                         22-1643428
   -------------------------------                           ------------------
   (State Or Other Jurisdiction Of                            (I.R.S. Employer
    Incorporation Or Organization)                           Identification No.)



    600 Kuebler Road, Easton, PA                                   18040
 --------------------------------------                          ----------
(Address Of Principal Executive Offices)                         (Zip Code)



Registrant's Telephone Number, Including Area Code:             610-252-7321
                                                                ------------






Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes   X      No
                                                                 ---        ---


Number of shares of common stock, par value $1.00 per share, outstanding as of August 29, 1999: 3,703,594.
                  ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.   Financial Statements
------    --------------------
SI Handling Systems, Inc.
Balance Sheets (Unaudited)
     (In Thousands, Except Share Data)

                                                       August          February
                                                      29, 1999         28, 1999
                                                     ---------        ---------

Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits                                    $    105           1,829
                                                        ------          ------

   Receivables:
     Trade                                               6,389           7,603
     Notes and other receivables                            76              51
                                                        ------          ------
       Total receivables                                 6,465           7,654
                                                        ------          ------

   Costs and estimated earnings in excess
     of billings                                         5,753           7,709

   Inventories:
     Raw materials                                         790           1,002
     Finished goods and work-in-process                  1,531           1,613
                                                        ------          ------
       Total inventories                                 2,321           2,615
                                                        ------          ------

   Deferred income tax benefits                            905             600
   Prepaid expenses and other current assets               265             199
                                                        ------          ------
       Total current assets                             15,814          20,606
                                                        ------          ------

Property, plant and equipment, at cost:
   Land                                                     27              27
   Buildings and improvements                            3,485           3,485
   Machinery and equipment                               4,650           4,544
                                                        ------          ------
                                                         8,162           8,056
   Less:  accumulated depreciation                       6,612           6,426
                                                        ------          ------
       Net property, plant and equipment                 1,550           1,630
                                                        ------          ------

Deferred income tax benefits                               276             175
Investments in joint ventures                            1,237           1,041
Other assets, at cost less accumulated
   amortization of $140 in 2000 and $90
   in 1999                                                 542             128
                                                        ------          ------
       Total assets                                   $ 19,419          23,580
                                                        ======          ======




                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Balance Sheets (Unaudited)
     (In Thousands, Except Share Data)

                                                       August          February
                                                      29, 1999         28, 1999
                                                     ---------        ---------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt             $     20               9
   Accounts payable                                      2,230           4,079
   Customers' deposits and billings in excess
     of costs and estimated earnings                     2,887           4,173
   Accrued salaries, wages, and commissions                753             761
   Income taxes payable                                     25             410
   Accrued royalties payable                               232             357
   Accrued product warranties                              672             486
   Accrued pension and retirement savings
     plan liabilities                                      577             556
   Accrued other liabilities                               296             374
                                                        ------          ------

     Total current liabilities                           7,692          11,205
                                                        ------          ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Mortgage payable                                        -              16
                                                        ------          ------
     Total long-term debt                                    -              16
   Deferred compensation                                   449             212
                                                        ------          ------
       Total long-term liabilities                         449             228
                                                        ------          ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued 3,703,594
     shares in 2000 and 3,705,048 shares
     in 1999                                             3,704           3,705
   Additional paid-in capital                            2,798           2,767
   Retained earnings                                     4,776           5,675
                                                        ------          ------

       Total stockholders' equity                       11,278          12,147
                                                        ------          ------

       Total liabilities and stockholders' equity     $ 19,419          23,580
                                                        ======          ======








                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Statements of Operations (Unaudited)
     (In Thousands, Except Share And Per Share Data)


                                  Three Months Ended        Six Months Ended
                               ------------------------  -----------------------
                                  August       August      August       August
                                 29, 1999     30,1998     29, 1999    30, 1998
                               ------------ -----------  ----------- -----------

                               $(1,111,111) (1,111,111)  (1,111,111) (1,111,111)
Net sales                      $    11,617       9,942       21,569      18,742
Cost of sales                       10,641       7,662       18,756      14,149
                                 ---------   ---------    ---------   ---------
Gross profit on sales                  976       2,280        2,813       4,593
                                 ---------   ---------    ---------   ---------

Selling, general and
   administrative expenses           1,842       1,594        3,456       3,262
Product development costs              107         127          260         246
Interest expense                         8           2           10           4
Interest income                        (17)        (35)         (46)        (80)
Equity in income
   of joint venture                    (71)         (1)         (99)        (11)
Amortization of goodwill                30           -           38           -
Other income, net                      (67)        (38)        (118)        (71)
                                 ---------   ---------    ---------   ---------
                                     1,832       1,649        3,501       3,350
                                 ---------   ---------    ---------   ---------
Earnings (loss) before
   income taxes                       (856)        631         (688)      1,243
Income tax expense
   (benefit)                          (325)        243         (261)        478
                                 ---------   ---------    ---------   ---------
Net earnings (loss)                   (531)        388         (427)        765
                                 =========   =========    =========   =========

Basic earnings (loss)
   per share                   $      (.14)        .10         (.12)        .21
                                 =========   =========    =========   =========
Diluted earnings (loss)
   per share                   $      (.15)        .10         (.12)        .20
                                 =========   =========    =========   =========
Cash dividends
   per share                   $         -           -          .10         .10
                                 =========   =========    =========   =========

Average shares
   outstanding                   3,703,270   3,726,677    3,704,953   3,721,061
Dilutive effect of
   stock options                         -      27,355            -      31,604
Dilutive effect of
   phantom stock units              16,015      10,723       15,075      10,111
                                 ---------   ---------    ---------   ---------
Average shares
   outstanding
   assuming dilution             3,719,285   3,764,755    3,720,028   3,762,776
                                 =========   =========    =========   =========






                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Statements of Cash Flows (Unaudited)
     (In Thousands, Except Share Data)

                                                           Six Months Ended
                                                     --------------------------
                                                       August           August
                                                      29, 1999         30, 1998
                                                     ---------        ---------

Cash flows from operating activities:
   Net earnings (loss)                               $   (427)             765
   Adjustments to reconcile net earnings (loss)
     to net cash provided (used)
     by operating activities:
       Depreciation of plant and equipment                186              201
       Amortization of intangibles                         50                5
       Gain on disposition of equipment                    (3)               -
       Equity in income of joint venture                  (99)             (11)
       Change in operating assets and liabilities,
         net of effects of the acquisition of
         Modular Automation Corp.:
           Receivables                                  1,235            3,672
           Costs and estimated earnings in
              excess of billings                        2,305            1,263
           Inventories                                    463             (123)
           Deferred income tax benefits                  (292)               -
           Prepaid expenses and other current assets      (66)             (41)
           Other noncurrent assets                         39                -
           Accounts payable                            (1,849)          (1,062)
           Customers' deposits and billings in excess
              of costs and estimated earnings          (1,286)              15
           Accrued salaries, wages, and
              commissions                                  (8)            (824)
           Income taxes payable                          (385)             (74)
           Accrued royalties payable                     (125)            (217)
           Accrued pension and retirement
              savings plan liabilities                     21             (139)
           Accrued product warranties                     186              346
           Accrued other liabilities                      (78)             (79)
           Deferred compensation                          (17)              19
                                                       ------          -------
   Net cash provided (used) by operating activities      (150)           3,716
                                                       ------          -------

Cash flows from investing activities:
   Investment in joint venture                            (97)               -
   Proceeds from the disposition of equipment               3                -
   Acquisition of Modular Automation Corp.,
     net of cash acquired                                (928)               -
   Additions to property, plant and equipment            (105)            (238)
                                                       ------          -------
   Net cash used by investing activities               (1,127)            (238)
                                                       ------          -------

                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Statements of Cash Flows (Unaudited) (Continued)
     (In Thousands, Except Share Data)

                                                           Six Months Ended
                                                     --------------------------
                                                       August           August
                                                      29, 1999         30, 1998
                                                     ---------        ---------

Cash flows from financing activities:
   Sale of common shares in connection
     with employee incentive stock
     option plan                                           34               45
   Repayment of long-term debt                             (5)              (4)
   Dividends paid on common stock                        (371)            (372)
   Repurchase and retirement of common stock             (105)               -
   Repayment of revolving credit
     loan payable to bank                                   -           (1,000)
                                                       ------           ------
     Net cash used by
       financing activities                              (447)          (1,331)
                                                       ------           ------

   Increase (decrease) in cash and
     cash equivalents                                  (1,724)           2,147
   Cash and cash equivalents, beginning
     of period                                          1,829              752
                                                       ------           ------
   Cash and cash equivalents, end of period          $    105            2,899
                                                       ======           ======

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                      $      1                4
                                                       ======           ======
       Income taxes                                  $    417              553
                                                       ======           ======

   Supplemental disclosures of noncash
   financing activities:
     Issuance of 2,850 common shares in
       exchange for 1,493 common shares
       delivered to the Company by an officer
       in connection with the employee
       incentive stock option.                       $     15                -
                                                       ======           ======

     Issuance of 14,886 common shares in
       exchange for 5,978 common shares
       delivered to the Company by officers
       in connection with the employee
       incentive stock option plan                   $      -               84
                                                       ======           ======






                 See accompanying notes to financial statements.

------    --------------------
SI Handling Systems, Inc.
Notes To Financial Statements
Six Months Ended August 29, 1999 and August 30, 1998

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

(3) On April 13, 1999, the Company acquired all of the outstanding capital stock of Modular Automation Corp. of Greene, New York for $1,957,000. The purchase price of the acquisition was allocated to the assets acquired based on fair value with the remainder representing goodwill. The effects of the acquisition are immaterial.

(4) Subsequent to August 29, 1999, the Company acquired Ermanco Incorporated as described in the Liquidity and Capital Resources Section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents decreased to $105,000 during the first six months of fiscal 2000 from $1,829,000 at the end of fiscal 1999. The decrease resulted from cash used by operating activities totaling $150,000, repayment of long-term debt of $5,000, purchases of capital equipment of $105,000, the acquisition of Modular Automation Corp., net of cash acquired for $928,000, the investment of $97,000 in the SI-Egemin joint venture, the payment of $371,000 in cash dividends to stockholders, and the payment of $105,000 in connection with the purchase and retirement of the Company's common stock. Partially offsetting the decrease in cash and cash equivalents from these uses was proceeds of $34,000 from the sale of common stock in connection with the employee incentive stock option plan. Funds provided by operating activities during the first six months of fiscal 1999 were $3,716,000.
     On April 13, 1999, the Company acquired all of the outstanding capital stock of Modular Automation Corp. ("MAC") of Greene, New York for $1,957,000. The purchase price of the acquisition was allocated to the assets acquired based on fair value with the remainder representing goodwill. Since its formation in 1981, MAC was a respected supplier of Automated Guided Vehicle ("AGV") Systems. The acquisition of the AGV technology complements and expands the Company's AGV product offerings. The acquired AGV products and personnel have been integrated into the Company's existing Easton, Pennsylvania facility.
     In a subsequent event, on September 30, 1999, the Company completed the acquisition of Ermanco Incorporated ("Ermanco") of Spring Lake, Michigan. Ermanco is a designer and installer of complete conveying systems for a variety of manufacturing and warehousing applications. Ermanco also manufactures conveyors and conveyor components. Under the terms of the Stock Purchase Agreement, Ermanco stockholders sold and transferred to the Company, all of the outstanding capital stock of Ermanco. In consideration of the sale and transfer of Ermanco common stock, the Company paid the Ermanco stockholders a purchase price equal to $22,615,000. The purchase price of $22,615,000 consisted of $15,115,000 in cash, of which $1,365,000 is held in escrow, $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999. The acquisition will be accounted for as a purchase. The purchase price of the acquisition will be allocated to the assets acquired based on fair value with the remainder representing goodwill. Ermanco's assets are comprised mainly of cash, accounts receivable, inventories, and fixed assets such as computer equipment, office furniture, leasehold improvements, and machinery and equipment. Ermanco will continue to use its fixed assets in its ongoing operations. The acquisition of the Ermanco technology complements and expands the Company's current product offerings. The acquired Ermanco products and personnel will continue to be located in Spring Lake, Michigan and operate as a wholly owned subsidiary of the Company. On the closing date of the acquisition, the Company entered into employment agreements with four employees of Ermanco, Leon C. Kirschner, Thomas C. Hubbell, Lee F. Schomberg, and Gordon
A. Hellberg.
     In order to complete the acquisition of Ermanco, the Company obtained financing from its principal bank, First Union National Bank (the "principal bank" or "First Union"). The Company entered into a new three-year line of credit facility which may

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Liquidity And Capital Resources (Continued)
-------------------------------
not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied to principally to eighty percent of eligible accounts receivable, forty percent of eligible inventory, and eighty percent of the current fair market value of the property and plant, one-hundred percent of the orderly liquidation value of equipment, plus an amount equal to $2,500,000, which amount shall be reduced by $625,000 every six months during the first two years of the line of credit facility until such amount reaches zero, minus the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes and closing costs associated with the Ermanco acquisition. The interest rate on the line of credit facility will be the rate selected by the Company from either First Union's Prime Rate or the one-month LIBOR Market Index Rate plus two percent. As of October 6, 1999, the Company did not have any borrowings under the line of credit facility. The line of credit facility replaced the Company's former $5,000,000 committed revolving credit facility with its principal bank.
     On September 30, 1999, the Company also received $14,000,000 in the form of a seven-year term loan from its principal bank to finance the acquisition of Ermanco. During the first two years of the term loan, the Company will repay its principal bank equal quarterly payments of $312,500 plus accrued interest. After the second anniversary of the September 30, 1999 closing date of the acquisition, the Company will repay its principal bank equal quarterly payments of $575,000 plus accrued interest. The interest rate on the term loan is the three-month LIBOR Market Index Rate plus two and three-quarters percent. In order to partially hedge the term loan's floating interest expense, the Company's principal bank required the Company to enter into an interest rate swap for a minimum of fifty percent of the amount and full term of the loan. Contemporaneously with the closing of the term loan, the Company entered into a seven-year interest rate swap for $7,000,000 of the term loan at a fixed rate of 9.38%.
     In order to obtain the line of credit and term loan, the Company granted its principal bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate owned by the Company and Ermanco, and an assignment of the Company's right, title, and interest in the SI/BAKER joint venture. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, and maintenance of certain financial ratios.
     The promissory notes issued to the fourteen stockholders of Ermanco total $3,000,000, have a term of seven years, and bear interest at an annual rate of ten percent in years one through three, twelve percent in years four and five, and fourteen percent in years six and seven. Interest on the promissory notes shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term as long as the Company has no debt outstanding under its line of credit facility and term loan with its principal bank.
     Prior to the acquisition of Ermanco, the Company had a $5,000,000 committed revolving credit facility which was secured by a lien position on accounts receivable, land, and buildings and contained various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Liquidity And Capital Resources (Continued)
-------------------------------
ratios. The Company was in compliance with all covenants during the first six months of fiscal 2000 and prior to the acquisition of Ermanco. The Company did not have any borrowings under the committed revolving credit facility during the first six months of fiscal 2000. As noted above, this facility was replaced by a new $6,000,000 three-year line of credit facility with the Company's principal bank.
     On March 4, 1996, SI/BAKER established a $2,500,000 Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under the terms of the Facility, SI/BAKER's parent companies, SI Handling Systems, Inc. and McKesson Automated Prescription Systems, Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. During fiscal 1998, the Bank increased the borrowing availability to $3,000,000 and extended the expiration date of the Facility. On March 18, 1999, SI/BAKER repaid its outstanding debt under the Facility of $500,000. As of August 31, 1999, SI/BAKER did not have any borrowings under the Facility. The Facility has an expiration date of November 30, 1999.
     On June 7, 1999, the Board of Directors of the Company authorized management to purchase up to 10,000 shares of the Company's common stock through open market transactions or negotiated transactions at prices not to exceed prevailing market prices. During the second quarter of fiscal 2000, the Company spent $105,000 on purchases of 10,000 shares of its common stock through open market transactions as part of the stock purchase program.
     On October 14, 1998, the Board of Directors of the Company authorized management to purchase up to $400,000 of the Company's common stock through open market transactions or negotiated transactions at prices not to exceed prevailing market prices. During fiscal 1999, the Company spent $399,000 on purchases of its common stock through open market transactions as part of the stock purchase program.
     The Company believes that its financial resources consisting of its current assets, anticipated cash flow, and the available line of credit facility will adequately finance its operating requirements for the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the restrictive covenants associated with the recent financing obtained from the Company's principal bank to complete the acquisition of Ermanco, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.


Results Of Operations
---------------------

(a)  Six Months Ended August 29, 1999 Versus Six Months Ended August 30, 1998
     ---------------------------------------------------------------------------
     The Company's net loss for the first six months of fiscal 2000 was $427,000 compared to net earnings of $765,000 for the first six months of fiscal 1999.
     Backlog at the end of the first six months of fiscal 2000 was $21,118,000. During the first six months of fiscal 2000, the Company received orders totaling approximately $22,800,000. Two orders, totaling approximately $10,200,000, engage the Company to modernize and expand two distribution facilities for a major

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------
(a)  Six Months Ended August 29, 1999 Versus Six Months Ended August 30, 1998
     ------------------------------------------------------------------------
     (Continued)
government agency. These contracts, won under a competitive bidding process, are scheduled to be completed by September 2000.
     Net sales of $21,569,000 for the first six months of fiscal 2000 increased 15.1% compared to net sales of $18,742,000 for the first six months of fiscal 1999. The largest increases in sales occurred in the Order Selection and Switch-Cart product lines. During the first six months of fiscal 2000, Order Selection sales of approximately $7,875,000 rose approximately $2,200,000 when compared to the first six months of fiscal 1999 due primarily to progress made on a systems integration contract aimed at expanding the distribution process at a major health and beauty aids company. During the first six months of fiscal 2000, Switch-Cart sales of approximately $8,825,000 rose approximately $3,825,000 when compared to the first six months of fiscal 1999 due primarily to progress made on contracts with a major government agency. Partially offsetting the increase in Order Selection and Switch-Cart sales during the first six months of fiscal 2000 was a decrease in sales of approximately $3,200,000 across the Company's other products lines, with the majority of the decrease relating to sales of the Company's Cartrac, Sortation, and Automated Guided Vehicle product lines.
     Gross profit as a percentage of sales was 13.0% for the first six months of fiscal 2000 compared to 24.5% for the first six months of fiscal 1999. The decrease in the gross profit percentage for the first six months of fiscal 2000 was primarily attributable to competitive pressures as well as to first-time inefficiencies associated with the development of enhanced products related to contracts in process. The inefficiencies associated with one major systems integration contract accounted for a second quarter cost overrun resulting in an unfavorable impact on gross profit of approximately $1,100,000; however, the Company has garnered an additional proprietary capability to sell to various marketplaces. Also contributing to the higher gross profit percentage in the first six months of fiscal 1999 was the favorable performance on several contracts, principally for the Company's higher margin proprietary products, initiated in the prior fiscal year that were completed or nearing completion during the first half of fiscal 1999.
     Selling, general and administrative expenses of $3,456,000 were higher by $194,000 in the first six months of fiscal 2000 than in the comparable fiscal 1999 period. The increase in selling, general and administrative expenses was primarily attributable to $300,000 in costs associated with the appointment of a new President and CEO, the addition of corporate purchasing resources aimed at establishing global procurement capabilities which develop supplier relationships that provide a competitive advantage, and expenses based on revenue performance. Partially offsetting the increase in selling, general, and administrative expenses was a larger amount of costs during the first six months of fiscal 1999 associated with product promotion and sales efforts aimed at expanding the Company's customer base of business.
     Product development costs for the first six months of fiscal 2000 were relatively the same as such costs for the first six months of fiscal 1999. Development programs in the first six months of fiscal 2000 included enhancements to the Switch-Cart and Order Selection product lines with efforts directed towards unit picking techniques and automated replenishment. Development programs in the first six months of fiscal 1999 included enhancements to the Company's product controls and features

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

(a)  Six Months Ended August 29, 1999 Versus Six Months Ended August 30, 1998
     ------------------------------------------------------------------------
     (Continued)
and improvements primarily to the Order Selection product line, with particular emphasis aimed at the controls platform for Dispen-SI-matic Systems and unit picking techniques and automated replenishment. Interest income of $46,000 was lower by $34,000 in the first six months of fiscal 2000 than in the comparable fiscal 1999 period. The decrease in interest income was primarily attributable to the lower level of funds available for short-term investments during the first six months of fiscal 2000.
     Equity in income of joint venture represents the Company's proportionate share of its investment in SI/BAKER which is being accounted for under the equity method. The favorable variance of $88,000 for the first six months of fiscal 2000 in the equity in income of joint venture was attributable to SI/BAKER's increase in sales to approximately $5,985,000, as compared to the comparable fiscal 1999 period of approximately $3,861,000 and growth in the gross profit percentage to 21%, as compared to the comparable fiscal 1999 gross profit percentage of 18%. The sales increase in fiscal 2000 was primarily attributable to a larger backlog of orders entering fiscal 2000 versus a smaller backlog of orders at the beginning of fiscal 1999. The favorable variance in the gross profit percentage was primarily attributable to the fiscal 1999 first six months gross profit percentage being unfavorably impacted by difficulties in executing and concluding several contracts as additional costs became necessary to meet contractual throughput requirements. Partially offsetting the favorable variance were SI/BAKER's increases of (1) $85,000 in revenue-based royalty costs due to the parent companies, (2) $85,000 in product development expenses for software and controls capabilities for various new products addressing changing market requirements and enhancements to existing technology, and (3) $120,000 in selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily attributable to an increase of $57,000 of expenses based on revenue and profit performance and an increase of $35,000 in costs associated with sales and administrative efforts aimed at expanding SI/BAKER's customer base of business.
     The favorable variance in other income, net, was primarily attributable to an increase in the revenue-based royalty income related to the SI/BAKER joint venture.
     Amortization of goodwill represented amortization, using the straight-line method over a period of five years, associated with the recent acquisition of Modular Automation Corp.
     The Company recognized an income tax benefit of $261,000 during the first six months of fiscal 2000 compared to the incurrence of income tax expense of $478,000 in the comparable fiscal 1999 period. The income tax benefit recognized for fiscal 2000 represented the carryback of fiscal 2000 losses against prior year income. Income tax expense for fiscal 1999 was generally recorded at statutory federal and state tax rates expected to apply for that fiscal year.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations (Continued)
---------------------

(b)  Three  Months  Ended  August 29, 1999 Versus  Three Months Ended August 30,
     ---------------------------------------------------------------------------
     1998
     ----
     With the exception of the level of Order Selection sales being relatively the same and a larger decline in the gross profit percentage in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, changes in the second quarter of the current fiscal year compared to the prior year were consistent with those previously noted above for the six month period.
     Although Order Selection sales rose during the first quarter of Fiscal 2000 due to progress made on a major systems integration contract when compared to the prior year comparable period, the level of Order Selection sales for the second quarter of fiscal 2000 was relatively the same as such sales for the second quarter of fiscal 1999.
     Gross profit as a percentage of sales was 8.4% for the second quarter of fiscal 2000 compared to 22.9% for the second quarter of fiscal 1999. The larger decrease in the gross profit percentage for the second quarter of fiscal 2000 was primarily attributable to competitive pressures as well as to first-time inefficiencies associated with the development of enhanced products related to contracts in process. The inefficiencies associated with one major systems integration contract accounted for a second quarter cost overrun resulting in an unfavorable impact on gross profit of approximately $1,100,000; however, the Company has garnered an additional proprietary capability to sell to various marketplaces. Also contributing to the higher gross profit percentage in the second quarter of fiscal 1999 was the favorable performance on several contracts, principally for the Company's higher margin proprietary products, initiated in the prior fiscal year that were completed or nearing completion during the second quarter of fiscal 1999.


Year 2000
---------
     The Year 2000 issue relates to the ability of computer systems, microprocessors, and other electronic devices to deal appropriately with dates on or after January 1, 2000 and other dates used for special programmatic functions (i.e. 9999). The effect of the Year 2000 issue may include computer failures and business interruption.
     The Company has assembled a team of internal staff to oversee the matter and is underway in completing its Year 2000 assessment. Internally, the Company has upgraded its business system to address the Year 2000 issue. Externally, the Company has and will continue to survey its suppliers, financial institutions, and other organizations to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems or business activities may impact the Company's operations. However, many suppliers have either declined to provide the requested Year 2000 assurances or have limited the scope of assurances to which they are willing to commit; therefore, based on the response of its survey to date, the Company cannot presently estimate the impact of the failure of third parties to be Year 2000 compliant. Also, customers may utilize the services, on a fee basis, of the Company's customer support group to assess and upgrade their materials handling systems purchased from the Company for Year 2000 compliance. If a significant number of suppliers and customers were to experience business disruptions as a result of their lack of Year 2000 readiness, their problems could have a material adverse effect on the financial position, liquidity, and results of operations of the

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Year 2000 (Continued)
---------
Company. In order to address this situation, the Company continues to formulate contingency plans intended to deal with the impact on the Company of Year 2000 problems that may be experienced by suppliers and customers. In any event, even where the Company has contingency plans, there can be no assurance that such plans will address all the problems that may arise, or that such plans, even if implemented, will be successful. Notwithstanding the foregoing, the Company has no reason to believe that its exposure to the risks of supplier and customer Year 2000 readiness is any greater than the exposure to such risk that affects its competitors generally. Costs incurred to date and estimated costs to complete the Company's Year 2000 compliance efforts are not expected to be material.
     The outline of the general phases of the Company's Year 2000 project is as follows: (1) Year 2000 methodology and compliance training for key personnel;
(2) inventorying Year 2000 items, internally and externally; (3) assigning priorities to identified Year 2000 items; (4) assessing the Year 2000 compliance of items determined to be material to the Company; (5) remediating or replacing material items that are determined not to be Year 2000 compliant; (6) testing material items for Year 2000 compliance; and (7) designing and implementing contingency plans to the extent deemed necessary. The Company has substantially completed phases (1) through (6) relating to existing internal hardware, software, facilities and equipment; however, testing is ongoing as hardware, software, and equipment are remediated, upgraded or replaced. Additionally, the Company continues to assess and test newly engaged suppliers and their products for Year 2000 compliance as part of the Company's normal business operations. The Company has not completed its external surveys or contingency plans in the case that it is not Year 2000 compliant by the Year 2000. The Company will continue to monitor its Year 2000 compliance program, address any material issues and develop contingency planning as it deems appropriate with full completion of the Year 2000 issue expected during the fourth quarter of calendar year 1999.
     The failure to identify or correct a material Year 2000 problem could result in an interruption in, or a failure of, certain business activities or operations such as the Company's ability to service its customers. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. The Company's Year 2000 assessment process is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and customers. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, and financial condition.

Cautionary Statement
--------------------
Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission rules, regulations, and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Among other things, they regard the Company's acquisition activities, earnings, liquidity, financial condition, and certain operational matters. Words or phrases denoting the anticipated results

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Cautionary Statement (Continued)
--------------------
of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will," "will likely," "are expected to," "will continue," "should," "project," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such "forward-looking statements": (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports; (2) as a result of risks and uncertainties associated with the Ermanco acquisition, including the failure to realize anticipated benefits of such acquisition, the failure to integrate Ermanco successfully with the Company, and any unforeseen complications related to the Ermanco acquisition;
(3) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth, competition, certain costs increases, and any potential exposures relating to Year 2000 matters; or
(4) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------
     The Company does not believe that its exposures to interest rate risk or foreign currency exchange risks, risks from commodity prices, equity prices and other market changes that affect market risk sensitive instruments are material to its results of operations.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------
     The Company's Annual Meeting of Shareholders was held on July 21, 1999 with the following item being submitted to a vote by shareholders:

     1.  The election of six directors.

     Details of the proposal noted above were provided to shareholders in the form of a Notice of Annual Meeting and Proxy Statement dated and mailed on June 21, 1999, with such solicitation being in accordance with Regulation 14 of the Securities and Exchange Act of 1934.
     There was no solicitation in opposition to the management's nominees listed in the Proxy Statement, and all management's nominees were elected.
     The voting results on the election of directors are set forth as follows:

     1.  Election of Directors:

         Name of Nominee             Votes For    Votes Withheld    Non-Voting
         ---------------             ---------    --------------    ----------
         L. Jack Bradt               2,123,822      1,344,668         239,547
         Edward J. Fahey             2,123,822      1,344,668         239,547
         Elmer D. Gates              2,123,822      1,344,668         239,547
         Michael J. Gausling         2,123,822      1,344,668         239,547
         William R. Johnson          2,123,822      1,344,668         239,547
         Leonard S. Yurkovic         2,123,755      1,344,735         239,547

Item 5.   Other Information
------    -----------------

     Effective July 21, 1999, Elmer D. Gates became Chairman of the Board of Directors and William R. Johnson became President and CEO of the Company.

     On September 8, 1999, Leonard S. Yurkovic resigned from the Board of Directors of the Company due to a combination of new business commitments and personal considerations.

     On September 30, 1999, Leon C. Kirschner and Steven Shulman were elected to the Company's Board of Directors.

     On September 30, 1999, the Board of Directors of the Company approved an amendment to Article I, Section 1.03 of the Company's Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December 31. The Company will file a report on Form 10-K for the 10-month period ending December 31, 1999 to cover the transition period.

Discretionary Proxy Voting Authority/Shareholder Proposals
----------------------------------------------------------
     On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to Rule 14a-(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement (or any date specified in an advance notice provision), then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement. With respect to the Company's 2000 Annual Meeting of Shareholders, if the
     Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by March 3, 2000, the management proxies will be allowed to use their discretionary authority as outlined above.


Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

(a) Exhibit 2.1 - Stock Purchase Agreement dated as of August 6, 1999 among SI Handling Systems, Inc., Ermanco Incorporated, and the Stockholders of Ermanco Incorporated.

     Exhibit 27 - Financial Data Schedule

(b) A Form 8-K was filed on August 17, 1999. The filing pertained to SI Handling Systems' signing of a Stock Purchase Agreement with Ermanco Incorporated and its stockholders, to purchase all of the outstanding capital stock of Ermanco. Closing of the acquisition, which was subject to various conditions, including due diligence, occurred on September 30, 1999.

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

                                                 SI HANDLING SYSTEMS, INC.

                                                 /S/ Barry V. Mack

                                                 Barry V. Mack
                                                 Vice President - Finance
                                                   (Principal Financial Officer)

Dated:    October 13, 1999
          ----------------

                                                                      Schedule A
                                                                      ----------









                                 SI/BAKER, INC.

                              Financial Statements
                                 August 31, 1999

SI/BAKER, INC.
Balance Sheets (Unaudited)
August 31, 1999 and February 28, 1999
  (In Thousands, Except Share Data)

                                                       August          February
                                                      31, 1999         28, 1999
                                                     ---------        ---------


Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits                                    $  1,113             154

Receivables:
   Trade                                                 4,417           1,658
   Other receivables                                         6             238
                                                        ------          ------
     Total receivables                                   4,423           1,896
                                                        ------          ------

   Costs and estimated earnings in
     excess of billings                                  1,281           2,516
   Deferred income tax benefits                            276             258
   Prepaid expenses and other current
     assets                                                 52             136
                                                        ------          ------

       Total current assets                              7,145           4,960
                                                        ------          ------

   Machinery and equipment, at cost                        186             176
     Less:  accumulated depreciation                       113              95
                                                        ------          ------
   Net machinery and equipment                              73              81
                                                        ------          ------

   Equipment leased to customer                            487             487
   Less:  accumulated depreciation                         470             370
                                                        ------          ------
     Net equipment leased to customer                       17             117
                                                        ------          ------

   Deferred income tax benefits                             33              51
                                                        ------          ------

   Other assets                                              -              95
                                                        ------          ------

       Total assets                                   $  7,268           5,304
                                                        ======          ======

SI/BAKER, INC.
Balance Sheets (Unaudited)
August 31, 1999 and February 28, 1999
  (In Thousands, Except Share Data)

                                                       August          February
                                                     31, 1999          28, 1999
                                                     ---------        ---------

Liabilities and Stockholders' Equity

Current liabilities:
   Note payable to bank                               $     -              500
   Accounts payable:
     Trade                                                 941             510
     Affiliated companies                                    8              15
                                                        ------          ------
       Total accounts payable                              949             525
                                                        ------          ------

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                            2,734           1,104
   Accrued salaries, wages, and
     commissions                                           178              91
   Income taxes payable                                      6               -
   Accrued royalties payable                               372             209
   Accrued product warranties                              733             660
   Accrued other liabilities                                15              10
                                                        ------          ------
       Total current liabilities                         4,987           3,099
                                                        ------          ------

Deferred compensation                                        -             123
                                                        ------          ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                         -               -
   Additional paid-in capital                              200             200
   Retained earnings                                     2,081           1,882
                                                        ------          ------
       Total stockholders' equity                        2,281           2,082
                                                        ------          ------

       Total liabilities and stockholders'
         equity                                       $  7,268           5,304
                                                        ======          ======

SI/BAKER, INC.
Statements of Operations (Unaudited)
Six Months Ended August 31, 1999 and 1998
  (In Thousands)

                                      Three Months Ended       Six Months Ended
                                      ------------------      ------------------
                                       August    August        August    August
                                      31, 1999  31, 1998      31, 1999  31, 1998
                                      --------  --------      --------  --------


Net sales                             $ 3,013     1,787         5,985     3,861
Cost of sales                           2,401     1,416         4,749     3,159
                                        -----     -----         -----     -----

Gross profit on sales                     612       371         1,236       702
                                        -----     -----         -----     -----

Selling, general and
   administrative
   expenses                               246       233           557       437
Product development
   costs                                   60        71           156        71
Royalty expense
   to parent companies                    120        71           239       154
Interest income                           (16)       (3)          (21)       (5)
Interest expense                            -        21             4        35
Other income, net                         (40)      (23)          (42)      (25)
                                        -----     -----         -----     -----
                                          370       370           893       667
                                        -----     -----         -----     -----

Earnings before
   income taxes                           242         1           343        35
Income tax expense                         98         -           144        14
                                        -----     -----         -----     -----

Net earnings                         $    144         1           199        21
                                        =====     =====         =====     =====

SI/BAKER, INC.
Statements of Cash Flows (Unaudited)
Six Months Ended August 31, 1999 and 1998
  (In Thousands)

                                                            Six Months Ended
                                                        -----------------------
                                                          August         August
                                                        31, 1999       31, 1998
                                                        --------       --------

Cash flow from operating activities:
   Net earnings                                         $    199             21
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation of machinery and
         equipment and leased equipment                      118             75
       Changes in operating assets and
         liabilities:
           Receivables                                    (2,527)         1,117
           Costs and estimated earnings
              in excess of billings                        1,235            (58)
           Inventories                                         -            118
           Prepaid expenses and other
              current assets                                  84           (256)
           Other assets                                       95            (29)
           Accounts payable                                  424           (582)
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                       1,630            201
           Accrued salaries, wages, and
              commissions                                     87           (342)
           Income taxes payable                                6            (44)
           Accrued royalties payable                         163             18
           Accrued product warranties                         73            (22)
           Accrued other liabilities                           5            (24)
           Deferred compensation                            (123)             -
                                                          ------         ------
Net cash provided
   by operating activities                                 1,469            193
                                                          ------         ------

Cash flows from investing activities:
   Additions to machinery and equipment                      (10)           (38)
                                                          ------         ------
     Net cash used by investing activities                   (10)           (38)
                                                          ------         ------

Cash flows from financing activities:
   Repayment of note payable to bank                        (500)             -
                                                          ------         ------
     Net cash used by financing activities                  (500)             -
                                                          ------         ------

Increase in cash and cash equivalents                        959            155
Cash and cash equivalents,
  beginning of period                                        154            388
                                                          ------         ------
Cash and cash equivalents, end of period                $  1,113            543
                                                          ======         ======

Supplemental disclosure of cash flow information:
     Cash paid (received) during the period for:
       Income taxes                                     $   (134)           307
                                                          ======         ======
       Interest                                         $      3             46
                                                          ======         ======

                            SI HANDLING SYSTEMS, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX



Exhibit No.
----------

2.1 Stock Purchase Agreement dated as of August 6, 1999 among SI Handling Systems, Inc., Ermanco Incorporated, and the Stockholders of Ermanco Incorporated.

27     Financial Data Schedule.