Form 10-Q
period 1999-11-28
SI HANDLING SYSTEMS INC
filed 2000-01-12
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended November 28, 1999


                           Commission File No. 0-3362



                            SI HANDLING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)




             Pennsylvania                                        22-1643428
----------------------------------------                     -------------------
   (State Or Other Jurisdiction Of                            (I.R.S. Employer
     Incorporation Or Organization)                          Identification No.)



     600 Kuebler Road, Easton, PA                                   18040
----------------------------------------                     -------------------
(Address Of Principal Executive Offices)                          (Zip Code)



Registrant's Telephone Number, Including Area Code:              610-252-7321
                                                             -------------------






Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                        Yes   X       No
                                                              -----        -----

Number of shares of common stock, par value $1.00 per share, outstanding as of November 28, 1999: 4,184,878.
                    ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements
------   --------------------
SI Handling Systems, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
     (In Thousands, Except Share Data)

                                                       November       February
                                                       28, 1999       28, 1999
                                                       --------       --------

Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits                                     $  3,935         1,829
                                                         ------        ------

   Receivables:
     Trade                                               11,106         7,603
     Notes and other receivables                            450            51
                                                         ------        ------
       Total receivables                                 11,556         7,654
                                                         ------        ------

   Costs and estimated earnings in excess
     of billings                                          1,986         7,709

   Inventories:
     Raw materials                                        1,407         1,002
     Finished goods and work-in-process                   1,660         1,613
                                                         ------        ------
       Total inventories                                  3,067         2,615
                                                         ------        ------

   Deferred income tax benefits                             937           600
   Prepaid expenses and other current assets                824           199
                                                         ------        ------
       Total current assets                              22,305        20,606
                                                         ------        ------

Property, plant and equipment, at cost:
   Land                                                      56            27
   Buildings and improvements                             4,025         3,485
   Machinery and equipment                                7,227         4,544
                                                         ------        ------
                                                         11,308         8,056
   Less:  accumulated depreciation                        8,515         6,426
                                                         ------        ------
       Net property, plant and equipment                  2,793         1,630
                                                         ------        ------

Deferred income tax benefits                                276           175
Investments in joint ventures                             1,328         1,041
Excess of cost over fair value of net assets
   acquired, less amortization of $162 as of November
   28, 1999 and $0 as of February 28, 1999               19,634             -
Other assets, at cost less accumulated
   amortization of $127 as of November 28, 1999
   and $90 as of February 28, 1999                          302           128
                                                         ------        ------
       Total assets                                    $ 46,638        23,580
                                                         ======        ======

          See accompanying notes to consolidated financial statements.

------   --------------------
SI Handling Systems, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
     (In Thousands, Except Share Data)

                                                       November       February
                                                       28, 1999       28, 1999
                                                       --------       --------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt              $  1,265             9
   Accounts payable                                       4,987         4,079
   Customers' deposits and billings in excess
     of costs and estimated earnings                      3,854         4,173
   Accrued salaries, wages, and commissions               1,117           761
   Income taxes payable                                     729           410
   Accrued royalties payable                                265           357
   Accrued product warranties                               711           486
   Accrued pension and retirement savings
     plan liabilities                                       575           556
   Accrued other liabilities                              1,183           374
                                                         ------        ------

     Total current liabilities                           14,686        11,205
                                                         ------        ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Capital lease obligations                               15             -
     Mortgage payable                                         -            16
     Term loan                                           12,750             -
     Subordinated notes payable                           3,000             -
                                                         ------        ------
     Total long-term debt                                15,765            16
   Deferred compensation                                    473           212
                                                         ------        ------
       Total long-term liabilities                       16,238           228
                                                         ------        ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued 4,184,878
     shares as of November 28, 1999 and
     3,705,048 shares as of February 28, 1999             4,185         3,705
   Additional paid-in capital                             6,817         2,767
   Retained earnings                                      4,712         5,675
                                                         ------        ------

       Total stockholders' equity                        15,714        12,147
                                                         ------        ------

       Total liabilities and stockholders' equity      $ 46,638        23,580
                                                         ======        ======





          See accompanying notes to consolidated financial statements.

------   --------------------
SI Handling Systems, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
     (In Thousands, Except Share And Per Share Data)

                                 Three Months Ended        Nine Months Ended
                              ------------------------  -----------------------
                                November    November      November    November
                                28, 1999    29, 1998      28, 1999    29, 1998
                              ------------ ----------   ----------- -----------


Net sales                     $    16,089      11,349       37,658      30,091
Cost of sales                      13,230       9,074       31,986      23,223
                                ---------   ---------    ---------   ---------
Gross profit on sales               2,859       2,275        5,672       6,868
                                ---------   ---------    ---------   ---------
Selling, general and
   administrative expenses          2,618       1,549        6,074       4,811
Product development costs              27         115          287         361
Interest expense                      281           6          291          10
Interest income                       (45)        (37)         (91)       (117)
Equity in (income) loss
   of joint ventures                   40          (6)         (59)        (17)
Amortization of goodwill              124           -          162           -
Other income, net                     (54)        (67)        (172)       (138)
                                ---------   ---------    ---------   ---------
                                    2,991       1,560        6,492       4,910
                                ---------   ---------    ---------   ---------
Earnings (loss) before
   income taxes                      (132)        715         (820)      1,958
Income tax expense
   (benefit)                          (68)        270         (329)        748
                                ---------   ---------    ---------   ---------
Net earnings (loss)                   (64)        445         (491)      1,210
                                =========   =========     =========  =========
Basic earnings (loss)
   per share                   $     (.02)        .12         (.13)        .33
                                =========   =========     =========  =========
Diluted earnings (loss)
   per share                   $     (.02)        .12         (.14)        .32
                                =========   =========     =========  =========
Cash dividends
   per share                   $        -           -          .10         .10
                                =========   =========     =========  =========

Average shares
   outstanding                  3,992,500   3,722,554    3,800,802   3,721,558
Dilutive effect of
   stock options                        -      24,566            -      29,258
Dilutive effect of
   phantom stock units             18,333      11,920       16,161      10,714
                                ---------   ---------    ---------   ---------
Average shares
   outstanding
   assuming dilution            4,010,833   3,759,040     3,816,963  3,761,530
                                =========   =========     =========  =========






          See accompanying notes to consolidated financial statements.

------   --------------------
SI Handling Systems, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
     (In Thousands, Except Share Data)

                                                          Nine Months Ended
                                                       -----------------------
                                                       November       November
                                                       28, 1999       29, 1998
                                                       --------       --------


Cash flows from operating activities:
   Net earnings (loss)                                 $  (491)         1,210
   Adjustments to reconcile net earnings (loss)
     to net cash provided
     by operating activities:
       Depreciation of plant and equipment                 327            301
       Amortization of intangibles                         199              7
       Gain on disposition of equipment                     (3)             -
       Equity in income of joint ventures                  (59)           (17)
       Change in operating assets and liabilities,
         net of effects of the acquisition of Modular
         Automation Corp. and Ermanco Incorporated:
           Receivables                                     972            923
           Costs and estimated earnings in
              excess of billings                         6,948           (555)
           Inventories                                     554             43
           Deferred income tax benefits                   (324)             -
           Prepaid expenses and other current assets        30            (80)
           Other noncurrent assets                          39              -
           Accounts payable                             (1,829)            (6)
           Customers' deposits and billings in excess
              of costs and estimated earnings             (822)         2,101
           Accrued salaries, wages, and
              commissions                                   97           (772)
           Income taxes payable                           (194)             8
           Accrued royalties payable                       (92)          (110)
           Accrued pension and retirement
              savings plan liabilities                      (7)            (5)
           Accrued product warranties                      175            277
           Accrued other liabilities                       452            (60)
           Deferred compensation                             6             25
                                                        ------         ------
   Net cash provided by operating activities             5,978          3,290
                                                        ------         ------

Cash flows from investing activities:
   Investment in joint venture                            (228)             -
   Proceeds from the disposition of equipment                3              -
   Acquisition of Modular Automation Corp.,
     net of cash acquired                                 (928)             -
   Acquisition of Ermanco Incorporated,
     net of cash acquired                               (1,980)             -
   Additions to property, plant and equipment             (268)          (329)
                                                        -------        ------
   Net cash used by investing activities                (3,401)          (329)
                                                        -------        ------

          See accompanying notes to consolidated financial statements.

------   --------------------
SI Handling Systems, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
     (In Thousands, Except Share Data)

                                                          Nine Months Ended
                                                       -----------------------
                                                       November       November
                                                       28, 1999       29, 1998
                                                       --------       --------

Cash flows from financing activities:
   Sale of common shares in connection
     with employee incentive stock option plan              34            60
   Repayment of long-term debt                             (29)           (6)
   Dividends paid on common stock                         (371)         (372)
   Repurchase and retirement of common stock              (105)         (157)
   Repayment of revolving credit loan payable to bank        -        (1,000)
                                                        ------        ------
     Net cash used by financing activities                (471)       (1,475)
                                                        ------        ------

   Increase in cash and cash equivalents                 2,106         1,486
   Cash and cash equivalents, beginning
     of period                                           1,829           752
                                                        ------        ------
   Cash and cash equivalents, end of period           $  3,935         2,238
                                                        ======        ======

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                       $      2             9
                                                        ======        ======
       Income taxes                                   $    464           740
                                                        ======        ======

   Supplemental disclosures of noncash
   investing and financing activities:
     Issuance of 2,850 common shares
      in exchange for 1,493 common shares
      delivered to the Company by an officer
      in connection with the employee
      incentive stock option.                         $     15             -
                                                        ======        ======

     Issuance of 14,886 common shares in
      exchange for 5,978 common shares
      delivered to the Company by officers
      in connection with the employee
      incentive stock option plan                     $      -            84
                                                        ======        ======

     Issuance of 481,284 common shares
      for Ermanco acquisition                         $  4,500             -
                                                        ======        ======

     Issuance of $14,000 of term debt for
      Ermanco acquisition                             $ 14,000             -
                                                        ======        ======

     Issuance of subordinated notes payable
      for Ermanco acquisition                         $  3,000             -
                                                        ======        ======

     Additional consideration payable in
      connection with the Ermanco acquisition         $    186             -
                                                        ======        ======

          See accompanying notes to consolidated financial statements.

------   --------------------
SI Handling Systems, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended November 28, 1999 and November 29, 1998

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

     On November 4, 1999, the Board of Directors of SI/BAKER approved an amendment to Article VII, Section 5, of the Bylaws to change the fiscal year end of the Company from the last day of February to December 31. SI/BAKER's financial statements for the 10-month period ending December 31, 1999 will be included in SI's report on Form 10-K for the 10-month period ending December 31, 1999.

------   --------------------
SI Handling Systems, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended November 28, 1999 and November 29, 1998

(3) On April 13, 1999, the Company acquired all of the outstanding capital stock of Modular Automation Corp. of Greene, New York for $1,957,000. The purchase price of the acquisition was allocated to the assets acquired based on fair value with the remainder representing goodwill. The effects of the acquisition are immaterial.

(4)  On  September  30,  1999,  the Company  acquired  Ermanco  Incorporated  as described in the Liquidity and Capital Resources Section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, which was financed by the issuance of additional common stock, new subordinated debt, and a term loan described therein.

     For the nine months ended November 28, 1999, pro forma financial results are as followings (in thousands, except per share amounts):

         Net sales                                   $   56,718
                                                       ========
         Net earnings                                $      574
                                                       ========
         Basic earnings per share                    $      .14
                                                       ========
         Diluted earnings per share                  $      .13
                                                       ========


Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $3,935,000 during the nine months ended November 28, 1999 from $1,829,000 at the year ended February 28, 1999. The increase resulted from cash provided by operating activities totaling $5,978,000 and proceeds of $34,000 from the sale of common stock in connection with the employee incentive stock option plan. Partially offsetting the increase in cash and cash equivalents from these sources was the repayment of long-term debt of $29,000, purchases of capital equipment of $268,000, the acquisition of Modular Automation Corp., net of cash acquired for $928,000, the acquisition of Ermanco Incorporated, net of cash acquired for $1,980,000, the investment of $228,000 in the SI-Egemin joint venture, the payment of $371,000 in cash dividends to stockholders, and the payment of $105,000 in connection with the purchase and retirement of the Company's common stock. Funds provided by operating activities during the nine months ended November 29, 1998 were $3,290,000.
     On April 13, 1999, the Company acquired all of the outstanding capital stock of Modular Automation Corp. ("MAC") of Greene, New York for $1,957,000. The purchase price of the acquisition was allocated to the assets acquired based on fair value with the remainder representing goodwill. Since its formation in 1981, MAC was a respected supplier of Automated Guided Vehicle ("AGV") Systems. The acquisition of the AGV technology complements and expands the Company's AGV product offerings. The acquired AGV products and personnel have been integrated into the Company's existing Easton, Pennsylvania facility.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

Liquidity And Capital Resources (Continued)
-------------------------------
     On September 30, 1999, the Company completed the acquisition of all of the outstanding capital stock of Ermanco Incorporated ("Ermanco"). Ermanco, headquartered in Spring Lake, Michigan designs and installs complete conveying systems for a variety of manufacturing and warehousing applications. Under the terms of the Stock Purchase Agreement and based on Ermanco's definitive Closing Balance Sheet, the Company acquired all of the outstanding capital stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, of which $1,551,000 is held in escrow, $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999.
     On the Closing Date of the acquisition, under the terms of the Stock Purchase Agreement the purchase price was increased by $615,000 to $22,615,000 based upon Ermanco's projected net working capital for the period ended September 30, 1999. Under the terms of the Stock Purchase Agreement, upon receipt of the definitive Closing Balance Sheet, any difference between the guaranteed working capital amount of $2,700,000 would increase or decrease the cash portion of the purchase price paid effective as of the Closing Date. Subsequent to the Closing Date of the acquisition, the Company received Ermanco's definitive Closing Balance Sheet and the purchase price was increased by $186,000 to $22,801,000 based on the actual net working capital. The total working capital adjustment of $801,000 has been added to the escrow and this amount will be paid to the Sellers upon completion and acceptance of the Post-Closing Audit. Therefore, the purchase price is subject to further adjustment pending the acceptance by the Company and the Sellers of the Post-Closing Audit. Any funds remaining in escrow eighteen months following the Closing will be distributed to the selling stockholders of Ermanco.
     The acquisition of the Ermanco technology complements and expands the Company's current product offerings. Ermanco's products, property, equipment, and personnel will be continued to be located in Spring Lake, Michigan and operate as a wholly owned subsidiary of the Company. For purposes of the purchase price allocation, the Company has not yet received an appraisal on Ermanco's property, plant and equipment, and it will continue to review the allocation of the purchase price.
     On the Closing Date of the acquisition, the Company entered into employment agreements with four employees, Leon C. Kirschner, Thomas C. Hubbell, Lee F. Schomberg, and Gordon A. Hellberg. Mr. Kirschner and Steven Shulman, another principal stockholder of Ermanco, joined the Board of Directors of the Company. In order to complete the acquisition of Ermanco, the Company obtained financing from its principal bank, First Union National Bank ("First Union"). The Company entered into a new three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment, plus an amount equal to $2,500,000. This amount shall be reduced by $625,000 every six months during the first two years of the line of credit facility until such amount reaches zero, minus the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes and closing costs associated with the Ermanco acquisition. As of November 28, 1999, the Company did not have any borrowings

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

Liquidity And Capital Resources (Continued)
-------------------------------
under the line of credit facility. The line of credit facility replaced the Company's former $5,000,000 committed revolving credit facility with First Union.
     The Company also received $14,000,000 in the form of a seven-year term loan from First Union to finance the acquisition of Ermanco. During the first two years of the term loan, the Company will repay equal quarterly payments of $312,500 plus accrued interest. After the second anniversary of the September 30, 1999 Closing Date, the Company will make equal quarterly payments of
$575,000 plus accrued interest. The interest rate on the term loan is the three-month LIBOR Market Index Rate plus two and three-quarters percent. The Company entered into an interest rate swap agreement for fifty percent of the term loan to hedge the floating interest rate. The Company entered into a seven-year interest rate swap for $7,000,000 of the term loan at a fixed rate of 9.38%.
     In order to obtain the line of credit and term loan, the Company granted First Union a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate owned by the Company and Ermanco. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, and maintenance of certain financial ratios. The Company was in compliance with all covenants as of November 28, 1999.
     The promissory notes issued to the fourteen stockholders of Ermanco total $3,000,000, have a term of seven years, and bear interest at an annual rate of ten percent in years one through three, twelve percent in years four and five, and fourteen percent in years six and seven. Interest on the promissory notes shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term as long as the Company has no debt outstanding under its line of credit facility and term loan.
     Prior to the acquisition of Ermanco, the Company had a $5,000,000 committed revolving credit facility which was secured by a lien position on accounts receivable, land, and buildings and contained various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during the six months ended August 29, 1999 and prior to the acquisition of Ermanco. The Company did not have any borrowings under the committed revolving credit facility during the six months ended August 29, 1999; however, borrowings which occurred after the six months ended August 29, 1999 or contemporaneous with the acquisition of Ermanco were repaid as of October 6, 1999. As noted above, this facility was replaced by a new $6,000,000 three-year line of credit facility with the Company's principal bank.
     On March 4, 1996, SI/BAKER established a $2,500,000 Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under the terms of the Facility, SI/BAKER's parent companies, SI Handling Systems, Inc. and McKesson Automated Prescription Systems, Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. During fiscal 1998, the Bank increased the borrowing availability to $3,000,000 and extended the expiration date of the Facility. On March 18, 1999, SI/BAKER repaid its outstanding debt under the Facility of

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

Liquidity And Capital Resources (Continued)
-------------------------------
$500,000. As of November 30, 1999, SI/BAKER did not have any borrowings under the Facility. The Facility has an expiration date of February 29, 2000.
     On June 7, 1999, the Board of Directors of the Company authorized management to purchase up to 10,000 shares of the Company's common stock through open market transactions or negotiated transactions at prices not to exceed prevailing market prices. During the second quarter ended August 29, 1999, the Company spent $105,000 on purchases of 10,000 shares of its common stock through open market transactions as part of the stock purchase program.
     On October 14, 1998, the Board of Directors of the Company authorized management to purchase up to $400,000 of the Company's common stock through open market transactions or negotiated transactions at prices not to exceed prevailing market prices. During the year ended February 28, 1999, the Company spent $399,000 on purchases of its common stock through open market transactions as part of the stock purchase program.
     The Company believes that its financial resources consisting of its current assets, anticipated cash flow, and the available line of credit facility will adequately finance its operating requirements for the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the restrictive covenants associated with the recent financing obtained from the Company's principal bank to complete the acquisition of Ermanco, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. At this time, the Company does not have any material capital commitments.


Results Of Operations
---------------------

(a)  Nine Months Ended  November 28, 1999 Versus Nine Months Ended  November 29,
     ---------------------------------------------------------------------------
     1998
     ----
     On September 30, 1999, the Company concluded the acquisition of all of the outstanding capital stock of Ermanco Incorporated. Ermanco operates as a wholly owned subsidiary of SI and the results for the nine months ended November 28, 1999 include the operations of Ermanco from October 1, 1999.
     The Company's net loss for the nine months ended November 28, 1999 was $491,000 compared to net earnings of $1,210,000 for the nine months ended November 29, 1998.
     Backlog at the end of the nine months ended November 28, 1999 was approximately $19,800,000. During the nine months ended November 28, 1999, the Company received orders totaling approximately $31,650,000. Two orders, totaling approximately $10,450,000, engage the Company to modernize and expand two distribution facilities for a major government agency. These contracts, won under a competitive bidding process, are scheduled to be completed by September 2000.
     Net sales of $37,658,000 for the nine months ended November 28, 1999 increased 25.1% compared to net sales of $30,091,000 for the nine months ended November 29, 1998. The sales increase of $7,567,000 is comprised of Ermanco's contribution to product sales approximating $5,525,000 and SI's increase in sales of approximately $2,042,000 when compared to the nine months ended November 29, 1998. The largest increase in SI's sales occurred in the Switch-Cart product line.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

Results Of Operations
---------------------

(a)  Nine Months Ended November 28, 1999 Versus Nine Months Ended November
     ---------------------------------------------------------------------
     29, 1998 (Continued)
     --------
During  the  nine  months  ended  November  28,  1999,   Switch-Cart   sales  of
approximately $14,200,000 rose approximately $7,175,000 when compared to the nine months ended November 29, 1998 due primarily to progress made on contracts with a major government agency. Partially offsetting the impact of Ermanco and Switch-Cart sales during the nine months ended November 28, 1999 was a decrease in sales of approximately $5,125,000 across SI's other products lines, with the majority of the decrease relating to sales of the Company's Cartrac, Sortation, and Automated Guided Vehicle product lines.
     Gross profit as a percentage of sales was 15.1% for the nine months ended November 28, 1999 compared to 22.8% for the nine months ended November 29, 1998. The decrease in the gross profit percentage for the nine months ended November 28, 1999 was primarily attributable to competitive pressures as well as to first-time inefficiencies associated with the development of enhanced products related to contracts in process. The inefficiencies associated with one major systems integration contract accounted for a second quarter cost overrun resulting in an unfavorable impact on gross profit of approximately $1,100,000 in the second quarter. Although the full effect of the cost overrun was provided for in the second quarter, third quarter revenue of approximately $2,240,000 was attributable to this contract at no gross profit. However, in the process the Company has developed an additional proprietary product and service to sell in various marketplaces. Also contributing to the higher gross profit percentage in the nine months ended November 29, 1998 was the favorable performance on several contracts, principally for the Company's higher margin proprietary products, initiated in the prior fiscal year, that were completed or nearing completion during the nine months ended November 29, 1998.
     Selling, general and administrative expenses of $6,074,000 were higher by $1,263,000 in the nine months ended November 28, 1999 than in the nine months ended November 29, 1998. The majority of the increase, approximately $725,000, is attributable to Ermanco. Also contributing to the increase in selling, general and administrative expenses was approximately $300,000 in severance costs and $300,000 in costs associated with (1) the appointment of a new President and CEO; (2) the addition of corporate purchasing resources aimed at establishing global procurement capabilities which develop supplier relationships that provide a competitive advantage; and (3) expenses based on revenue performance. Partially offsetting the increase in selling, general, and administrative expenses was a larger amount of costs during the nine months ended November 29, 1998 associated with product promotion and sales efforts aimed at expanding the customer base.
     Product development costs of $287,000 were lower by $74,000 for the nine months ended November 28, 1999 than in the nine months ended November 29, 1998. Development programs in the nine months ended November 28, 1999 included enhancements to the Switch-Cart and Order Selection product lines with efforts directed towards unit picking techniques and automated replenishment.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

Results Of Operations
---------------------

(a)  Nine Months Ended November 28, 1999 Versus Nine Months Ended November
     ---------------------------------------------------------------------
     29, 1998 (Continued)
     --------
Development programs in the nine months ended November 29, 1998 included enhancements to the Company's product controls, and improvements primarily to the Order Selection product line, with particular emphasis aimed at the controls platform for Dispen-SI-matic Systems, unit-picking techniques, and automated replenishment.
     Interest income of $91,000 was lower by $26,000 in the nine months ended November 28, 1999 compared to the nine months ended November 29, 1998. The decrease in interest income was attributable to the lower level of funds available for short-term investments primarily during the six months ended August 29, 1999.
     Interest expense of $291,000 was higher by $281,000 in the nine months ended November 28, 1999 than in the nine months ended November 29, 1998. The increase in interest expense was primarily attributable to the term debt and subordinated notes issued in connection with the Ermanco acquisition during the third quarter ended November 28, 1999.
     Equity in (income) loss of joint ventures represents the Company's proportionate share of its investments in the SI-Egemin and SI/BAKER joint ventures that are being accounted for under the equity method. The net favorable variance of $59,000 for the nine months ended November 28, 1999 in the equity in (income) loss of joint ventures was comprised of a favorable variance of $166,000 attributable to the SI/BAKER joint venture and an unfavorable variance of $107,000 attributable to the SI-Egemin joint venture. The favorable variance of $166,000 for the nine months ended November 28, 1999 in the equity in (income) loss of the SI/BAKER joint venture was attributable to increased sales of approximately $8,945,000, as compared to the comparable prior fiscal period of approximately $5,993,000, plus a reduction of $137,000 in product development expenses, and an increase of $92,000 in interest income, net. The sales increase was primarily attributable to a larger backlog of orders entering the current fiscal year versus a smaller backlog of orders at the beginning of prior fiscal year. During the third quarter of the comparable prior fiscal year, SI/BAKER increased development expenses for software and controls capabilities for various new products addressing changing market requirements. The favorable variance in interest income, net was primarily attributable to the higher level of working capital and short-term investments during the first nine months of current fiscal year. Partially offsetting the favorable variance were SI/BAKER's increases of (1) $118,000 in revenue-based royalty costs due to the parent companies, and (2) $186,000 in selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily attributable to an increase of $140,000 in expenses based on revenue and profit performance and an increase of $30,000 in costs associated with sales and administrative efforts aimed at expanding the customer base.
     The unfavorable variance of $107,000 for the nine months ended November 28, 1999 in the equity in (income) loss of the SI-Egemin joint venture was attributable to start up costs, primarily in the third quarter ended November 28, 1999. The SI-Egemin joint venture was initiated in July 1999.
     The favorable variance of $34 in other income, net, was primarily attributable to an increase in the revenue-based royalty income related to the SI/BAKER joint venture.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

Results Of Operations
---------------------

(a)  Nine Months Ended  November 28, 1999 Versus Nine Months Ended  November 29,
     ---------------------------------------------------------------------------
     1998 (Continued)
     ----
     Amortization of goodwill represented amortization, using the straight-line method over a period of five years, associated with the acquisition of Modular Automation Corp. and amortization, using the straight-line method over a period of forty years, associated with the recent acquisition of Ermanco Incorporated. Goodwill amortization expense associated with the acquisitions of Modular Automation Corp. and Ermanco Incorporated totaled approximately $80,000 each.
     The Company recognized an income tax benefit of $329,000 during the nine months ended November 28, 1999 compared to the incurrence of income tax expense of $748,000 in the nine months ended November 29, 1998. The income tax benefit recognized for the nine months ended November 28, 1999 represented the carryback of current fiscal year losses against prior year income. Income tax expense for the nine months ended November 29, 1998 was generally recorded at statutory federal and state tax rates expected to apply for that fiscal year.

(b)  Three Months Ended November 28, 1999 Versus Three Months Ended November 29,
     ---------------------------------------------------------------------------
     1998
     ----
     With the exception of the following Statements of Operations captions, changes in the third quarter of the current fiscal year compared to the prior year were consistent with those previously noted above for the nine-month period.
     Net sales of $16,089,000 for the third quarter ended November 28, 1999 increased 41.8% compared to net sales of $11,349,000 for the third quarter ended November 29, 1998. The sales increase of $4,740,000 is comprised of Ermanco's contribution to product sales approximating $5,525,000 and SI's decrease in sales of approximately $785,000 when compared to the third quarter ended November 29, 1998. With the exception of Switch-Cart sales, the decrease in SI's sales was experienced across the Company's other product lines with the majority of the decrease relating to sales of the Company's Cartrac, Order Selection, and Automated Guided Vehicle product lines.
     Gross profit as a percentage of sales was 17.8% for the third quarter ended November 28, 1999 compared to 20.0% for the third quarter ended November 29, 1998. The decrease in the gross profit percentage for the third quarter ended November 28, 1999 was primarily attributable to competitive pressures as well as to first-time inefficiencies associated with the development of enhanced Order Selection products related to contracts in process. Although the full effect of the cost overrun on a major systems integration contract was provided for in the second quarter, third quarter revenue of approximately $2,240,000 was attributable to this contract at no gross profit.
     Selling, general and administrative expenses of $2,618,000 were higher by $1,069,000 in the third quarter ended November 28, 1999 than in the third quarter ended November 29, 1998. The majority of the increase, approximately $725,000, is attributable to Ermanco. Also contributing to the increase in selling, general and administrative expenses was approximately $300,000 in severance costs.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

Year 2000
---------
     The Year 2000 issue relates to the ability of computer systems, microprocessors, and other electronic devices to deal appropriately with dates on or after January 1, 2000 and other dates used for special programmatic functions (i.e. 9999). The effect of the Year 2000 issue may include computer failures and business interruption.
     The Company has assembled a team of internal staff to oversee the matter and has completed its Year 2000 assessment. Internally, the Company has upgraded its business system to address the Year 2000 issue. Externally, the Company has and will continue to survey its suppliers, financial institutions, and other organizations to ensure that those parties have remediated or have appropriate plans to remediate Year 2000 issues where their systems or business activities may impact the Company's operations. However, many suppliers have either declined to provide the requested Year 2000 assurances or have limited the scope of assurances to which they are willing to commit; therefore, based on the response of its survey to date, the Company cannot presently estimate the impact of the failure of third parties to be Year 2000 compliant. Also, customers may utilize the services, on a fee basis, of the Company's customer support group to assess and upgrade their materials handling systems purchased from the Company for Year 2000 compliance. If a significant number of suppliers and customers were to experience business disruptions as a result of their lack of Year 2000 readiness, their problems could have a material adverse effect on the financial position, liquidity, and results of operations of the Company. In order to address this situation, the Company has formulated contingency plans intended to deal with the impact on the Company of Year 2000 problems that may be experienced by suppliers and customers. In any event, even where the Company has contingency plans, there can be no assurance that such plans will address all the problems that may arise, or that such plans, even if implemented, will be successful. Notwithstanding the foregoing, the Company has no reason to believe that its exposure to the risks of supplier and customer Year 2000 readiness is any greater than the exposure to such risk that affects its competitors generally. Costs incurred to date to complete the Company's Year 2000 compliance efforts have not been material.
     The outline of the general phases of the Company's Year 2000 project is as follows: (1) Year 2000 methodology and compliance training for key personnel;
(2) inventorying Year 2000 items, internally and externally; (3) assigning priorities to identified Year 2000 items; (4) assessing the Year 2000 compliance of items determined to be material to the Company; (5) remediating or replacing material items that are determined not to be Year 2000 compliant; (6) testing material items for Year 2000 compliance; and (7) designing and implementing contingency plans to the extent deemed necessary. The Company has substantially completed phases (1) through (7) relating to existing internal hardware, software, facilities and equipment; however, testing is ongoing as hardware, software, and equipment are upgraded or replaced. Additionally, the Company continues to assess and test newly engaged suppliers and their products for Year 2000 compliance as part of the Company's normal business operations. The Company will continue to monitor its Year 2000 compliance program and address any material issues.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

Year 2000 (Continued)
---------
     The failure to identify or correct a material Year 2000 problem could result in an interruption in, or a failure of, certain business activities or operations such as the Company's ability to service its customers. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. The Company's Year 2000 assessment process has significantly reduced the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and customers. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, and financial condition.
     As of the date of this filing, the Company has not experienced nor has it been informed by any third parties of any material events associated with the Year 2000 issue.

Cautionary Statement
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission rules, regulations, and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Among other things, they regard the Company's acquisition activities, earnings, liquidity, financial condition, and certain operational matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will," "will likely," "are expected to," "will continue," "should," "project," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such "forward-looking statements": (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports; (2) as a result of risks and uncertainties associated with the Ermanco acquisition, including the failure to realize anticipated benefits of such acquisition, the failure to integrate Ermanco successfully with the Company, and any unforeseen complications related to the Ermanco acquisition; (3) as a result of risks associated with the Company's restructuring, including the failure to achieve anticipated operating savings, and the possibility that the restructuring charges will be greater than anticipated; (4) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth, competition, certain costs increases, and any potential exposures relating to Year 2000 matters; or (5) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------
     The Company does not believe that its exposures to interest rate risk or foreign currency exchange risks, risks from commodity prices, equity prices and other market changes that affect market risk sensitive instruments, including the interest rate swap agreement incurred in connection with the Ermanco acquisition, are material to its results of operations.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 5.  Other Information
------   -----------------

     Effective October 25, 1999, William F. Moffitt became Vice President - Finance of the Company.

     Effective November 10, 1999, William J. Casey was named to the position of Executive Vice President of the Company.

     Effective December 13, 1999, Thomas M. Pinkin became Vice President - Sales of the Company.


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a) Exhibit 27 - Financial Data Schedule.

     (b) A Form 8-K was filed on October 15, 1999. The filing pertained to SI Handling Systems' completion of the acquisition of all of the outstanding capital stock of Ermanco. Closing of the acquisition occurred on September 30, 1999.

SI Handling Systems, Inc. and Subsidiary





                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SI HANDLING SYSTEMS, INC.

                                                 /S/ William F. Moffitt

                                                 William F. Moffitt
                                                 Vice President - Finance
                                                   (Principal Financial Officer)

Dated:       January 12, 2000
             ----------------

                                                                      Schedule A











                                 SI/BAKER, INC.

                              Financial Statements
                                November 30, 1999

SI/BAKER, INC.
Balance Sheets (Unaudited)
November 30, 1999 and February 28, 1999
  (In Thousands, Except Share Data)


                                                       November       February
                                                       30, 1999       28, 1999
                                                       --------       --------


Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits                                     $    747           154
                                                         ------        ------

Receivables:
   Trade                                                  5,600         1,658
   Other receivables                                          4           238
                                                         ------        ------
     Total receivables                                    5,604         1,896
                                                         ------        ------

   Costs and estimated earnings in
     excess of billings                                   1,190         2,516
   Inventories                                               62             -
   Deferred income tax benefits                             276           258
   Prepaid expenses and other current
     assets                                                 104           136
                                                         ------        ------

       Total current assets                               7,983         4,960
                                                         ------        ------

   Machinery and equipment, at cost                         194           176
     Less:  accumulated depreciation                        122            95
                                                         ------        ------
   Net machinery and equipment                               72            81
                                                         ------        ------

   Equipment leased to customer                             487           487
   Less:  accumulated depreciation                          470           370
                                                         ------        ------
     Net equipment leased to customer                        17           117
                                                         ------        ------

   Deferred income tax benefits                              33            51
                                                         ------        ------

   Other assets                                               -            95
                                                         ------        ------

       Total assets                                    $  8,105         5,304
                                                         ======        ======

SI/BAKER, INC.
Balance Sheets (Unaudited)
November 30, 1999 and February 28, 1999
  (In Thousands, Except Share Data)

                                                       November       February
                                                       30, 1999       28, 1999
                                                       --------       --------


Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Note payable to bank                                $      -           500
                                                         ------        ------

   Accounts payable:
     Trade                                                  944           510
     Affiliated companies                                     -            15
                                                         ------        ------
       Total accounts payable                               944           525
                                                         ------        ------

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                             3,362         1,104
   Accrued salaries, wages, and
     commissions                                            197            91
   Income taxes payable                                       3             -
   Accrued royalties payable                                394           209
   Accrued product warranties                               738           660
   Accrued other liabilities                                 52            10
                                                         ------        ------
       Total current liabilities                          5,690         3,099
                                                         ------        ------

Deferred compensation                                         -           123
                                                         ------        ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                          -             -
   Additional paid-in capital                               200           200
   Retained earnings                                      2,215         1,882
                                                         ------        ------
       Total stockholders' equity                         2,415         2,082
                                                         ------        ------

       Total liabilities and stockholders'
         equity                                        $  8,105         5,304
                                                         ======        ======

SI/BAKER, INC.
Statements of Operations (Unaudited)
Nine Months Ended November 30, 1999 and 1998
  (In Thousands)

                                Three Months Ended         Nine Months Ended
                              ---------------------      ---------------------
                              November     November      November     November
                              30, 1999     30, 1998      30, 1999     30, 1998
                              --------     --------      --------     --------

Net sales                     $ 2,960        2,132         8,945        5,993
Cost of sales                   2,293        1,497         7,042        4,656
                                -----        -----         -----        -----

Gross profit on sales             667          635         1,903        1,337
                                -----        -----         -----        -----

Selling, general and
   administrative
   expenses                       304          238           861          675
Product development
   costs                           44          266           200          337
Royalty expense
   to parent companies            119           86           358          240
Interest income                   (21)          (1)          (42)          (6)
Interest expense                    -           25             4           60
Other income, net                   -            -           (42)         (25)
                                -----        -----         -----        -----
                                  446          614         1,339        1,281
                                -----        -----         -----        -----

Earnings before
   income taxes                   221           21           564           56
Income tax expense                 87            8           231           22
                                -----        -----         -----        -----

Net earnings                  $   134           13           333           34
                                =====        =====         =====        =====


SI/BAKER, INC.
Statements of Cash Flows (Unaudited)
Nine Months Ended November 30, 1999 and 1998
  (In Thousands)

                                                          Nine Months Ended
                                                       -----------------------
                                                       November       November
                                                       30, 1999       30, 1998
                                                       --------       --------

Cash flow from operating activities:
   Net earnings                                        $   333             34
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation of machinery and
         equipment and leased equipment                    127            113
       Changes in operating assets and
         liabilities:
           Receivables                                  (3,708)         2,374
           Costs and estimated earnings
              in excess of billings                      1,326            899
           Inventories                                     (62)           118
           Prepaid expenses and other
              current assets                                32           (294)
           Other assets                                     95            (29)
           Accounts payable                                419           (522)
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                     2,258           (990)
           Accrued salaries, wages, and
              commissions                                  106           (362)
           Income taxes payable                              3            (44)
           Accrued royalties payable                       185           (133)
           Accrued product warranties                       78           (184)
           Accrued other liabilities                        42            (32)
           Deferred compensation                          (123)             -
                                                        ------         ------
Net cash provided
   by operating activities                               1,111            948
                                                        ------         ------

Cash flows from investing activities:
   Additions to machinery and equipment                    (18)           (48)
                                                        ------         ------
     Net cash used by investing activities                 (18)           (48)
                                                        ------         ------

Cash flows from financing activities:
   Repayment of note payable to bank                      (500)          (900)
                                                        ------         ------
     Net cash used by financing activities                (500)          (900)
                                                        ------         ------

Increase in cash and cash equivalents                      593              -
Cash and cash equivalents,
   beginning of period                                     154            388
                                                        ------         ------
Cash and cash equivalents, end of period              $    747            388
                                                        ======         ======

Supplemental disclosure of cash flow information:
     Cash paid (received) during the period for:
       Income taxes                                   $    (43)           325
                                                        ======         ======
       Interest                                       $      3             71
                                                        ======         ======

                            SI HANDLING SYSTEMS, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX



Exhibit No.

27     Financial Data Schedule.