Form 10-K405
period 1999-12-31
SI HANDLING SYSTEMS INC
filed 2000-03-30
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                                    ---------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the ten months ended:                                Commission file number:
    December 31, 1999                                            0-03362


                            SI HANDLING SYSTEMS, INC.
                            -------------------------
             (Exact Name Of Registrant As Specified In Its Charter)


          Pennsylvania                                   22-1643428
          ------------                                   ----------
(State Or Other Jurisdiction of             (I.R.S. Employer Identification No.)
          Incorporation)

600 Kuebler Road, Easton, Pennsylvania                                  18040
--------------------------------------                                  -----
  (Address Of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code:                 610-252-7321

Securities registered pursuant to Section 12(b) of the Act:                 None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $1.00 Per Share
                     ---------------------------------------
                                (Title Of Class)

(1) Has the registrant filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12
       months with the Commission?                                          Yes.


(2)    Has the registrant been subject to such filing requirements for the past
       90 days?                                                             Yes.

(3)    Number of shares of common stock, par value $1.00 per share, outstanding
       as of March 7, 2000 was:                                       4,184,878.

(4)    The aggregate market value of the voting stock held by non-affiliates as
       of March 7, 2000 was:                                        $15,485,000.

(5)    Indicate by check mark if  disclosure of  delinquent  filers  pursuant to item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Documents incorporated by reference. The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 22, 2000 incorporated partially in Part III hereof.

                                     PART I
                                     ------


Item 1.       Business
-------       --------

     On September 30, 1999, the Board of Directors of SI Handling Systems, Inc. and Subsidiary ("the Company") approved an amendment to Article 1, Section 1.03 of the Company's Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December 31. For the year ended December 31, 1999, the fiscal year consisted of ten months. Prior to the recent change in the Company's Bylaws, each of the fiscal years ended February 28, 1999 and March 1, 1998 consisted of 52 weeks.
     On September 30, 1999, the Company concluded the acquisition of all of the outstanding common stock of Ermanco Incorporated ("Ermanco"). Ermanco operates as a wholly-owned subsidiary of the Company, and the results for the ten months ended December 31, 1999 includes the operating results from October 1, 1999 through December 31, 1999.
     The Company's Easton, Pennsylvania operation (hereafter referred to as "SI Easton") is a systems integrator supplying automated materials handling systems to manufacturing, order selection, and distribution operations. The systems are designed, sold, manufactured, installed, and serviced by its own staff, or by others, for SI Easton, at its direction, generally as labor-saving devices to improve productivity and reduce costs. SI Easton's products are utilized to automate the movement or selection of products and are often integrated with other automated equipment, such as conveyors and robots. SI Easton's systems involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. SI Easton's staff develops and designs computer control programs required for the efficient operation of the systems. SI Easton derives most of its sales from North American corporations and the federal government.
     Ermanco is a manufacturer of light to medium duty unit handling conveyor products, serving the material handling industry through local independent distributors in North America. Ermanco also provides complete conveyor systems for a variety of applications, including distribution and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff, or subcontracted, and subcontracted installation services.
     Drawing upon its engineering resources and expertise, Ermanco is devoted to completely understanding client needs, then creating and delivering specifically-tailored materials handling solutions through superior product quality, seamless systems integration, and a demonstrated commitment to long-term application success.
     Ermanco supplies material handling systems and equipment to both national and international markets. They offer services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distribution centers, utilizing the most sophisticated, custom-designed controls software. The systems product line of Ermanco accounts for approximately 40% of Ermanco's total revenues, and the balance is from distribution (resale).
     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to $24,000,000 per system. Sales to companies in the United States as a percentage of total sales during the ten months ended December 31, 1999, and during the fiscal years ended February 28, 1999 and March 1, 1998 were 96.3%, 87.2%, and 95.6%, respectively.
     The Company's backlog of orders at December 31, 1999 was $23,685,000, $4,214,000 of which is with the federal government. The Company's backlog of orders at February 28, 1999 was $19,884,000. The rate of new orders can vary substantially from month to month. Fluctuations in the Company's sales and earnings occur with increases or decreases in major installations. The Company expects to fill, within its 2000 calendar year, all of the December 31, 1999 backlog indicated above.

                                    Products
                                    --------

     The SI Easton segment encompasses the horizontal transport and order picking and fulfillment families of products.

Horizontal Transport
--------------------

     Cartrac(R). Cartrac(R) systems are used in the automation of production, manufacturing, and assembly operations through various industries. Some of these industries are automotive, aerospace, appliance, electronics, machine tools, radiation chambers, castings, and foundries. As part of a fully computerized manufacturing system, Cartrac(R) offers zero pressure accumulation capabilities that are well suited for the manufacturing environment where high volume product rate and short cycle time are critical. Cartrac(R) is a spinning tube conveyor with several variations:
     Roborail(TM) -- The "featherweight" of the Cartrac(R), with a load capacity of up to 100 pounds. Known for its speed, it is effective in light assembly as well as material and component delivery applications.
     Robolite(R) -- This product has a 500-pound load capacity and was designed specifically for light assembly and sub-assembly operations. It is particularly adept, with accurate positioning of product.
     Robodrive(R) -- The "brute" of the Cartrac(R) line. In its minimal configuration, utilizing four drive wheels, it has the capacity to index 8,000 pounds over 12 feet in only five seconds.
     Cartrac(R) MD -- This medium-duty version is most often utilized in the engine cradle and rear suspension auto assembly areas. It has also been successfully used in appliance assembly operations.
     Cartrac(R) HD -- This heavy-duty version of Cartrac(R) has exhibited flawless performance and reliability in all areas of auto body shop assembly operations.

     Cartrac(R) has been installed in facilities in the United States, Europe, Japan, Canada, Mexico, and Australia. Cartrac systems can also be combined with the Company's other automated products. A typical Cartrac system takes six to nine months to design, manufacture, and install.
     Cartrac(R) sales, as a percent of total sales, were 4.6%, 14.9%, and 11.8% for the ten months ended December 31, 1999 and for the fiscal years ended February 28, 1999 and March 1, 1998, respectively.

     Lo-Tow(R).  Lo-Tow(R) is the  platform  of the  towline  conveyor  systems
     ------
utilized in the automation of manufacturing, unit load handling, and large roll delivery systems. This simple, robust component design allows for a variety of configurations well suited for any application. Lo-Tow(R) is an in-floor towline conveyor. It provides reliable and efficient transportation for unit loads of all types in progressive assembly or distribution applications. Because SI Easton's Lo-Tow(R) tow chain used with the system operates at a depth of approximately three inches, systems can be installed in existing one-story and multi-story buildings as well as newly constructed facilities. SI Easton is the world's largest supplier of in-floor towline systems. A typical Lo-Tow(R) system requires approximately six months to engineer, manufacture, and install. Lo-Tow(R) sales as a percent of total sales were 37.3%, 26.8%, and 42.9% for the ten months ended December 31, 1999 and for the fiscal years ended February 28, 1999 and March 1, 1998, respectively.

     Automated  Guided Vehicle ("AGV")  Systems.  On April 13,1999,  the Company
     ------------------------------------------
acquired all of the outstanding common stock of Modular Automation Corp. ("MAC") of Greene, New York, for $1,957,000, paid in the form of cash. The acquisition required a net cash outlay of $928,000. The acquired Automated Guided Vehicle ("AGV") products and personnel were integrated into the Company's existing Easton, Pennsylvania facility.
     The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB No. 16") and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market value at their date of acquisition. However, as of December 31, 1999, the Company decided to abandon the AGV product line associated with the MAC acquisition. The write-off of certain long-lived assets, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-

Lived Assets and for the Long-Lived Assets to be Disposed of," including goodwill, has been recognized in the Consolidated Statement of Operations for the ten months ended December 31, 1999.
     SI Easton possesses an AGV technology base following its acquisition of the BT Systems seven years earlier. SI Easton primarily has concentrated its efforts on the parts, service, and rehab business of the AGV product line.
     In previous years, SI Easton has supplied Sideloading Forklift, Backloading Forklift, Unit Load, Platform and Towing Automated Guided Vehicle Systems. Automated Guided Vehicle Systems sales, as a percent of total sales, were 0.5%, 5.2%, and 0.0% for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998, respectively.

SI-Egemin
---------
     On July 15, 1999, the Company and Egemin N.V. ("Egemin") of Schoten, Belgium formed a joint venture, SI-Egemin N.V. ("SI-Egemin"). SI-Egemin draws upon the automated materials handling systems experience of SI Easton and Egemin to provide automated material handling systems worldwide. During the ten months ended December 31, 1999, each member company contributed $228,000 in capital to fund the joint venture. The Company accounts for its investment in the joint venture on the equity basis.
     SI-Egemin's marketing focus is targeted at the worldwide horizontal transport arena, with the exception of certain territorial exclusions. The joint venture's access to each member company's horizontal transportation products (Lo-Tow(R) , Cartrac(R), and AGV) provides greater capabilities to address customer needs.

Order Picking and Fulfillment
-----------------------------

Dispen-SI-matic
---------------
     Automation of the order selection process to pick customers' orders with accuracy, speed, and minimum human interface has been a challenge facing the material handling industry for quite some time. Dispen-SI-matic offers a perfect solution for the elimination of inefficiencies, labor-intensive methods, and long-time deliveries where high volume of small orders must be picked and fulfilled.
     SI Easton offers a variety of  Dispen-SI-matic  models for automated  order selection, where volume, speed, and efficiency are of the essence. The Pick-to-Belt, Totes Through, and Buckets Through are few solutions that provide ultra-high throughput for loose-pick individual items. Additionally, the Dispen-SI-matic allows a package to be dispensed directly into a tote, thus achieving complete accuracy of order picking and fulfillment every time.
     The Steady Pack, a less-than-case load order picking and packing system, is an additional order selection system product offering. Definite advantages of the Steady Pack are its speed of delivering products to packing stations, efficiency in handling a wide range of order sizes, flat orientation and even spacing of orders, and ease in replenishment of product.
     The "P4"(TM)" an automated, single unit order picking system, is an additional product offering related to the Company's order selection systems. A definite advantage of the P4 is its ability to pick and convey products in a single file with consistent orientation to a downstream secondary process. The system can be configured for different package sizes.
     A typical Dispen-SI-matic system requires approximately six to nine months to engineer, manufacture, and install.
     Dispen-SI-matic and related order picking fulfillment systems sales (including sales of Automated Pharmacy Systems to the SI/BAKER, INC. ("SI/BAKER") joint venture), as a percent of total sales were 27.0%, 33.6%, and 30.9%, for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998, respectively.

Sortation
---------
     SI Easton provides a high speed, computer-controlled tilt-tray sortation system for sorting packaged merchandise. SI Easton's sortation systems blend manual and automated induction with bar code reading and computed destination.
     SI Easton also offers a family of "small parcel sorting systems." These systems consist of a family of diverters which can sort various size packages of up to ten pounds. These products complement SI Easton's other products in the order selection marketplace. For example, SI Easton's robotic Gantry Sorter allows companies with large volumes of mailings to take advantage of substantial postal savings by automating their small parcel and letter sorting capability. The Gantry Sorter has a PC-based control system, will accommodate weighing and manifesting, can be expanded with additional sorting modules, and is flexible in design.
     A typical sortation system requires approximately six to nine months to engineer, manufacture, and install.
     Sortation sales, as a percent of total sales, were 1.7%, 5.1%, and 2.9% for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998, respectively.

     Automated  Pharmacy  Systems.  During March 1993, the Company and Automated
     ----------------------------
Prescription Systems, Inc. of Pineville, Louisiana formed a joint venture, SI/BAKER. On September 29, 1998, McKesson HBOC, Inc. [NYSE:MCK], a healthcare supply management company, announced the completion of its acquisition of Automated Prescription Systems, Inc. Automated Prescription Systems, Inc. was renamed McKesson Automated Prescription Systems, Inc. ("McKesson APS"). SI/BAKER draws upon the automated materials handling systems experience of SI Easton and the automated pill counting and dispensing products of McKesson APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
     Prior to  SI/BAKER's  formation,  SI Easton  installed  automated  pharmacy systems at five domestic sites and one international site. SI Easton's proprietary product, Dispen-SI-matic, coupled with its strong computer integration skills, provide its customers with state-of-the-art split case order filling systems which lower the cost of distributing products. McKesson APS, the leading manufacturer of automated tablet and capsule counting and dispensing machines since 1972, has systems in place in retail, hospital, and mail order pharmacies throughout the United States and Canada.
     McKesson APS also markets robotic, automated prescription filling systems primarily for use in high volume pharmacy operations. McKesson APS' products have lowered the costs of filling prescriptions and increased the time available to the pharmacist for customer counseling.
     SI/BAKER, was formed to address the rapidly evolving automation needs of managed care pharmacy operations which fill prescriptions by mail for the clients of health care provision plans. The demographics of the aging population in the United States and the emphasis on reduced health care costs, of which prescription costs are a major part, is the driving force behind the automation of mail order and central fill pharmacy operations. SI/BAKER focuses on providing technologically advanced, automated prescription filling systems to this growing market. Information pertaining to the SI/BAKER joint venture is included in Note 12 of Notes to Consolidated Financial Statements. See also Settlement of Litigation in Note 8 and Contingencies in Note 9 of Notes to Consolidated Financial Statements. See also Schedule A for SI/BAKER's Financial Statements and Independent Auditors' Report thereon.

Conveyor Systems
----------------

Ermanco Incorporated
--------------------
     Ermanco Incorporated encompasses the conveyor systems segment of the business.

     Effective September 30, 1999, the Company acquired all of the outstanding common stock of Ermanco Incorporated ("Ermanco") of Spring Lake, Michigan. Ermanco operates as a wholly-owned subsidiary of the Company and the results of the Company for the ten months ended December 31, 1999 include the operations of Ermanco from October 1, 1999 through December 31, 1999.
     Ermanco supplies material handling systems and equipment to both national and international markets. They offer services that range from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distributions centers, utilizing the most sophisticated, custom-designed controls software.
     Ermanco's  expertise  encompasses  products  in  two  main  families:  line shaft-driven live roller conveyor known as XenoROL(R) and belt-driven live roller conveyor known as AccuROL(R). Within each of these drive concepts, there are conveyors, accessories, and options of varying capacities to satisfy a wide range of applications for transportation, accumulation, and sortation products. Ermanco also offers conveyor technology outside these two product lines, including belt and gravity conveyors, and special equipment. Since its introduction in 1980, Ermanco's XenoPRESSURE technology has provided a new degree of true non-contact zero-pressure accumulation to the material handling industry. The introduction of PoweROL(TM), a self-powered roller technology was introduced in 1999 and has become a very popular offering for unique applications. Ermanco sales as a percent of total sales were 18.6% for the ten months ended December 31, 1999.

     Product Warranty. The Company's products are warranted against defects in materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs based upon a percentage of cost of sales and warranty experience. Historically, charges applied against the product warranty reserve have not been material.

                                    Marketing
                                    ---------
     Sales of SI Easton's products in the United States and Canada are made through its own sales personnel and independent sales representative firms specializing in materials handling equipment. SI Easton's independent sales representatives, by agreement, may not sell competitive systems. The systems are sold on a fixed price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has been accepted. Customers include major manufacturers and distributors of a wide variety of products, as well as the federal government (which accounted for revenues of $11,565,000 for the ten months ended December 31,
1999), common carriers, e-commerce organizations, and national retail chains. A substantial amount of business has been achieved through the sale of additional systems to repetitive customers, additions to existing systems, plus parts and service.
     In order to best serve customers domestically and internationally, Ermanco coordinates a worldwide network of approximately 90 experienced material handling equipment distributors and licensees. Ermanco services these support channels through its Michigan-based corporate headquarters and five regional sales offices. Licensees are located in Australia, India, Japan, and the Republic of South Africa, with global partners in Malaysia and Ireland. The customer base includes many Fortune 500 corporations. In 1998, Ermanco created the Ermanco Systems Division which supplies complete systems, utilizing the latest in controls technology and software to integrate Ermanco products with products of other manufacturers and to manage the system integration. Ermanco's products and services are sold on a fixed price basis. Generally, contract terms are net 30 days for product sales, with progressive payments for system-type projects.

                                   Competition
                                   -----------
     The materials handling industry includes many products, devices, and systems competitive with those of the Company.
     SI Easton's Cartrac system competes with various alternative materials handling systems, including automated guided vehicle systems, automatic dispatch cart, electrified monorail and pallet skid systems, power and free conveyor systems, and belt and roller conveyor systems. Two principal competitors supply equipment similar to the Cartrac system. However, the Company believes that the Cartrac system's advantages, such as controlled acceleration and deceleration, high speed, individual carrier control, and right angle turning, are significant distinctive features providing competitive advantages.
     There are four principal  competitors  supplying  equipment  similar to the
Lo-Tow system who are well established in terms of sales and financial resources. Competition in the automatic dispatch cart field is primarily in the areas of price, experience, and product performance.
     The Dispen-SI-matic system competes primarily with manual picking methods, and it also competes with similar devices provided by four other manufacturers, along with various alternative picking technologies. They are general purpose "broken case" automated order selection systems that have been sold for picking items of non-uniform configuration. The Company believes that the Dispen-SI-matic system provides greater speed and accuracy than manual methods and reduces damage, pilferage, and labor costs.
     SI  Easton's  tilt-tray  sortation  system  competes  primarily  with other tilt-tray sortation systems, as well as belt sorters and roller conveyor sorters. Tilt-tray sorters, as opposed to belt and roller sorters, are generally used when higher throughput is required. Slat and shoe sorters are increasing throughput capabilities and are realizing gains in market share as compared to tilt-tray sorters. SI Easton's family of small parcel sorters participate in the markets that distribute small, lightweight packages. These sorters are targeted to companies in the mail order merchandise industry. There are approximately twenty other companies that supply sortation equipment.
     The 1999-2000 Conveyor Equipment Manufacturers Association yearbook includes 40 companies in the list of members in the Unit Handling Conveyors (Light to Medium) classification (SIC 353501). Twenty-six members report statistics on a monthly basis in this category, with 1999 booked sales of $1.56 billion. Many companies are involved in more than this one category. Many of these companies pursue opportunities with a direct sales force. Ermanco embraces a philosophy of utilizing a distributor network of independently owned and operated companies (SIC 508410 Conveying and Conveying Equipment-Wholesale or SIC 508426 Material Handling-Wholesale). There are approximately 1,000 companies listed under SIC 508410; however, this includes those companies involved in bulk material handling and unit conveyor handling. These distributors locate opportunities that they may fulfill themselves by purchasing products and/or services from Ermanco and take the order in their name, acting as the system integrator, or they may elect to have Ermanco assume the role of system integrator. In the latter case, Ermanco will negotiate the contract with the end user and assume total system responsibility, providing the distributor with a "finder's fee." Ninety percent of Ermanco's volume is orders processed by distributors, and ten percent of the volume is orders processed with the end user. Depending upon the distribution channel that is used, the typical number of competitors on any particular project varies. As the Ermanco product line and available services expand, the quality and size of the distributors that pursue opportunities on behalf of Ermanco is increasing, bringing better and larger opportunities to our attention.
     New technology is constantly being developed in the materials handling field. As in the case of other technically oriented companies, there is a risk that the Company's business may be adversely affected by technological advances. However, the Company believes that its competitive advantages include its reputation in the materials handling field, patents, and proven capabilities in the markets in which it concentrates. Its disadvantages include its relatively small size as compared to certain of its larger competitors.

                                  Raw Materials
                                  -------------
     The Company has not been adversely affected by energy or raw materials shortages. Its plants use natural gas for heating and electricity to operate its machinery. The principal raw material purchased by the Company is steel which the Company purchases from various suppliers.

                              Patents And Licenses
                              --------------------
     Significant design features of the Cartrac, Lo-Tow, Sortation, and Dispen-SI-matic systems are covered by patents or patent applications in the United States.
     The Company has approximately 45 patents with lives that expire through May 2012. The significant patents pertain mainly to the following areas: vehicles and carrier design, loading and unloading products, speed and precision control, track design and assembly, accumulation of vehicles, and simultaneous order requests processing equipment.
     Of greater value than the protection provided by patents is the intellectual knowledge assembled over many years of application experience into a mass of accumulated technical expertise possessed by a stable and dedicated work force.
     During the fiscal year ended March 3, 1991, the Company entered into a 10-year licensing agreement with Robotrac, Inc. (a subsidiary of Heico, Inc.) of Lisle, Illinois whereby SI Easton markets and manufactures Robotrac products, systems, and services along with the Company's complete line of materials handling solutions. Under the terms of the licensing agreement, the Company pays royalties to Robotrac, Inc. based on net sales of Cartrac products and services. Royalty expense relating to the licensing agreement for the ten months ended December 31, 1999 and for the fiscal years ended February 28, 1999 and March 1, 1998 was $146,000, $286,000, and $356,000, respectively.
     During the fiscal year ended February 25, 1990, the Company entered into a renewable five-year licensing agreement with Knapp to acquire the exclusive right to sell, engineer, manufacture, and install the Dispen-SI-matic product throughout North America. The licensing agreement, which is automatically renewable for additional one-year terms, extended through August 22, 1997; however, an amendment to the original licensing agreement was made effective April 29, 1997. The amendment, also with a term of five years and automatically renewable for additional one-year terms, retains many of the salient features of the original licensing agreement with the exception of a change from an exclusive right to a non-exclusive right and a reduction in royalties due Knapp for sales of the Dispen-SI-matic product by the Company. Under terms of the licensing agreement, the Company pays royalties to Knapp based on the number of dispensers per system with a minimum payment applicable to each system. Royalty expense relating to the Knapp licensing agreement for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998 was $8,000, $57,000, $36,000, respectively.
     In February 1999, the Company entered into an exclusive renewable licensing agreement with Digitron Translift AG to market their electrified monorail system to designated applications throughout North America. The licensing agreement, which is automatically renewable for additional five-year terms, has an expiration date of February 1, 2004. The licensing agreement requires payment of royalties based on the contract value of systems sold, with targeted royalties each year through February 1, 2004, in order to maintain exclusivity and prevent cancellation of the agreement by the licensor. Expense relating to the Digitron Translift AG licensing agreement for the ten months ended December 31, 1999 and for the fiscal year ended February 28, 1999 was $13,000 and $1,000, respectively.
     In July 1998, the Company entered into a supply agreement with Integrated Dispensing Systems, Inc. ("IDS") granting IDS the exclusive right to market and sell the Company's products that pertain to the dispensing or delivery of single "unit of use" packages of drugs and/or medical supplies in hospitals and other healthcare entities. The licensing agreement, which is automatically renewable for additional four-year terms, has an expiration date of July 31, 2002. The licensing agreement requires IDS to purchase a minimum amount of licensed products from the Company, with targeted purchase requirements each year through July 31, 2002, in order for IDS to retain its exclusive distributorship and prevent cancellation of the agreement by the Company.
     Ermanco  currently  has  licenses  with  four  foreign   companies.   These
agreements typically permit the licensee to manufacture conveyors using Ermanco's technology. Royalties are received based on sales volume.

                               Product Development
                               -------------------
     Product development costs, including patent expense and amortization, were $301,000, $478,000, and $287,000 for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998, respectively. Development programs in the ten months ended December 31, 1999 included enhancements to the Lo-Tow and Order Selection product lines. Development programs in the fiscal year ended February 28, 1999 included enhancements to the Company's product controls and features, and improvements to the Order Selection product line. Development programs in the fiscal year ended March 1, 1998 involved improvements across various product lines, plus the introduction of the Henke light-duty overhead transportation product.
     The Company aggressively pursues continual research of new product requirements and opportunities, with a concentrated effort to improve existing technologies that improve customer efficiency. Over the years, the Company has developed new products and integration capabilities that have been financed through continuous customer projects.

                                    Employees
                                    ---------
     SI Easton employs 112 persons in the United States. Its staff includes 6 executive employees, 81 office employees, including salespersons, draftspersons and engineers, and 25 production personnel. The production personnel are a collective bargaining group. The current union contract expires on April 23, 2000. The Company has opened negotiations with the collective bargaining group and anticipates a successful conclusion.
     Ermanco employs 190 persons in the United States. Included in that total are 4 executives, 64 office employees, and 122 manufacturing employees. All manufacturing employees are collective bargaining personnel. The current collective bargaining agreement expires on May 31, 2003.
     The Company provides life insurance, major medical insurance, retirement programs, and paid vacation and sick leave benefits, and considers its relations with employees to be satisfactory.

Item 2.       Properties and Leases
-------       ---------------------

     SI Easton's principal offices and its manufacturing facilities are located in a 173,000 square foot concrete, brick, and steel facility in Easton, Pennsylvania. The Company holds the deed to its facilities and the 20 acre site on which they are located.
     Ermanco's principal offices and manufacturing facility are located in a 113,000 square foot steel building in Spring Lake, Michigan. The building is leased from an organization that is affiliated with Ermanco and SI Handling Systems, Inc. through common officers. The leasing agreement requires fixed monthly rentals of $28,000 (with annual increases of 2.5%) plus a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require payment by Ermanco of all taxes, insurance, and other ownership-related costs of the property. This operating lease expires on October 31, 2003.
     In order to obtain a line of credit and term loan to complete the acquisition of Ermanco, the Company granted its principal bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate owned.


Item 3.       Legal Proceedings
-------       -----------------

     The Company is presently engaged in certain legal proceedings which management believes present no significant risk of material loss to the Company.


Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

     Information with respect to the executive officers of the Company is contained in Part III hereof and is incorporated by reference.

                                     PART II
                                     -------


Item 5.       Market For The Registrant's Common Stock And Related Security
-------       -------------------------------------------------------------
              Holder Matters
              --------------

     On March 9, 2000, the Company's Common Stock began trading on the American Stock Exchange (Amex) under the symbol "PTG." Prior to this date, the Company's common stock was traded on The Nasdaq Stock Market (sm) under the symbol "SIHS." The high and low sales prices for the ten months ended December 31, 1999 and the fiscal year ended February 28, 1999 are as follows:

                                              For the Ten      For the Fiscal
                                             Months Ended        Year Ended
                                           December 31, 1999  February 28, 1999
                                           -----------------  -----------------
                                            High        Low     High      Low
                                           ------     ------  -------    ------

First Quarter..........................    13 1/4     10      15 1/4     12 1/2
Second Quarter.........................    11 1/4      6 1/8  14 15/16   11 3/4
Third Quarter..........................     9 3/4      6 1/2  14         10 1/4
Fourth Quarter (one month for
   the period ended December
   31, 1999)...........................    10          7 3/4  15         11 9/16

     The Company paid cash dividends of 10 cents per share during the ten months ended December 31, 1999 and during the fiscal year ended February 28, 1999. In accordance with the terms and conditions of the Company's line of credit and term loan with its principal bank, the Company is restricted from paying dividends in excess of 20% of net earnings during the fiscal year ended December 31, 2000, and is restricted from paying dividends in excess of 15% of net earnings during the fiscal year ended December 31, 2001, and thereafter.

     The number of beneficial holders of the Company's Common Stock at December 31, 1999 was approximately 1,546.

     The closing market price on March 7, 2000 was $5 15/16.


Item 6.       Selected Financial Data
-------       -----------------------
     (In thousands, except per share amounts)

                                        For the
                                      Ten Months
                                         Ended              For the Fiscal Years Ended
                                      ----------    -------------------------------------------
                                       12/31/99     2/28/99     3/01/98     3/02/97    3/03/96
                                      ----------    -------     --------   ---------  ---------

Net sales.............................   $41,108      39,573      47,631      24,000     25,786
Net earnings (loss)...................    (2,780)      1,378       2,612       2,053      1,625
Basic earnings (loss) per share.......      (.72)        .37         .70         .56        .44
Diluted earnings (loss) per share.....      (.73)        .36         .70         .55        .44
Total assets..........................    45,406      23,580      22,219      16,547     12,570
Long-term liabilities.................    15,670         228         216         167        150
Cash dividends per share..............       .10         .10         .07         .07        .04

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $6,242,000 at December 31, 1999 from $1,829,000 at February 28, 1999. The increase resulted from cash provided by operating activities totaling $8,369,000 and proceeds of $34,000 from the sale of common stock in connection with the Company's employee incentive stock option plan. Partially offsetting the increase in cash and cash equivalents from the sources was the repayment of long-term debt of $30,000, purchases of capital equipment of $298,000, acquisition of Modular Automation Corp., net of cash acquired for $928,000, the acquisition of Ermanco Incorporated, net of cash acquired for $2,033,000, investment of $228,000 in the SI-Egemin joint venture, payment of $371,000 in cash dividends to stockholders, and payment of $105,000 in connection with the purchase and retirement of the Company's common stock. Funds provided by operating activities during the fiscal year ended February 28, 1999 were $3,299,000, while funds used by operating activities during the fiscal year ended March 1, 1998 were $5,150,000.
     On April 13, 1999, the Company acquired all of the outstanding common stock of Modular Automation Corp. ("MAC") of Greene, New York for $1,957,000. The acquisition required a net cash outlay of $928,000. The purchase price of the acquisition was allocated to the assets acquired based on fair value with the remainder representing goodwill. The acquired Automated Guided Vehicle ("AGV") products and personnel were integrated into the SI Easton operation. However, as of December 31, 1999, the AGV product line associated with the MAC acquisition was abandoned. The write-off of certain long-lived assets, including goodwill, totaling $561,000 has been recognized in the Consolidated Statement of Operations for the ten months ended December 31, 1999 in accordance with the criteria set forth by SFAS No. 121.
     On September 30, 1999, the Company completed the acquisition of all of the outstanding common stock of Ermanco Incorporated ("Ermanco"). Ermanco, headquartered in Spring Lake, Michigan designs and installs complete conveying systems for a variety of manufacturing and warehousing applications. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, of which $1,551,000 is held in escrow ($801,000 was released in January 2000), $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999. The acquisition required a net cash outlay of $2,033,000.
     On the Closing Date, Company entered into employment agreements with four employees. Leon C. Kirschner and Steven Shulman, both principal stockholders of Ermanco, joined the Board of Directors of the Company.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a new three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment, plus an amount equal to $2,500,000. This amount will be reduced by $625,000 every six months during the first two years of the line of credit facility until such amount reaches zero, minus the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of December 31, 1999, the Company did not have any borrowings under the line of credit facility.
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its bank. During the first two years of the term loan, the Company will repay equal quarterly payments of $312,500 plus accrued interest. After the second anniversary of the September 30, 1999 Closing Date, the Company will make equal quarterly payments of $575,000 plus accrued interest. The interest rate on $7,000,000 of the term loan is variable

Item 7.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------

Liquidity And Capital Resources (Continued)
-------------------------------
at a rate equal to the three-month LIBOR Market Index Rate plus two and three-quarters percent. The Company also entered into an interest rate swap agreement for fifty percent of the term loan to hedge the floating interest rate. The seven-year interest rate swap for $7,000,000 of the term loan was at a fixed rate of 9.38%.
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, and maintenance of certain financial ratios. The Company was in compliance with all covenants or obtained appropriate waivers as of December 31, 1999.
     The promissory notes issued to the fourteen stockholders of Ermanco totaled $3,000,000, have a term of seven years, and bear interest at an annual rate of ten percent in years one through three, twelve percent in years four and five, and fourteen percent in years six and seven. The weighted average interest rates on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash, or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under its line of credit facility and term loan.
     Prior to the acquisition, the Company had a $5,000,000 committed revolving credit facility which was secured by a lien position on accounts receivable, land, and buildings and contained various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during the six months ended August 29, 1999 and prior to the acquisition. The Company did not have any borrowings under the committed revolving credit facility during the six months ended August 29, 1999. However, borrowings, which occurred after the six months ended August 29, 1999 or concurrent with the acquisition of Ermanco were repaid as of October 6, 1999.
     On March 4, 1996, SI/BAKER established a $2,500,000 line of credit facility (the "facility") with its principal bank (the "bank"). Under the terms of the facility, SI/BAKER's parent companies, SI Handling Systems, Inc. and McKesson Automated Prescription Systems, Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the facility. During the fiscal year ended March 1, 1998, the bank increased the borrowing availability to $3,000,000 and extended the expiration date of the facility. On March 18, 1999, SI/BAKER repaid its outstanding debt under the facility of $500,000. As of December 31, 1999, SI/BAKER did not have any borrowings under the facility, and the facility expires effective August 31, 2000.
     On June 7, 1999, the Board of Directors of the Company authorized management to purchase up to 10,000 shares of the Company's common stock through open market transactions or negotiated transactions at prices not to exceed prevailing market prices. During the second quarter ended August 29, 1999, the Company expended $105,000 on purchases of 10,000 shares of common stock through open market transactions.
     On October 14, 1998, the Board of Directors of the Company authorized management to purchase up to $400,000 of the Company's common stock through open market transactions or negotiated transactions at prices not to exceed prevailing market prices. During the fiscal year ended February 28, 1999, the Company expended $399,000 on purchases of common stock through open market transactions.
     The Company believes that its financial resources consisting of its current assets, anticipated cash flow, and available line of credit facility will adequately finance its operating requirements for the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the restrictive covenants associated with the recent financing obtained from the Company's principal bank, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. The Company did not have any material capital commitments as of December 31, 1999.

Item 7.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------

Results of Operations - For The Ten Months Ended December 31, 1999 Compared To
------------------------------------------------------------------------------
The Fiscal Year Ended February  28, 1999
-----------------------------------------
     On September 30, 1999, the Board of Directors of the Company approved an amendment to Article 1, Section 1.03 of the Bylaws to change the fiscal year end from the Sunday nearest to the last day of February to December 31. For the year ended December 31, 1999, the fiscal year consisted of ten months. Prior to the recent change in the Bylaws, each of the fiscal years ended February 28, 1999 and March 1, 1998 consisted of 52 weeks.
     On September 30, 1999, the Company concluded the acquisition of all of the outstanding common stock of Ermanco Incorporated. Ermanco operates as a wholly-owned subsidiary of SI Handling Systems, Inc., and the results for the ten months ended December 31, 1999 include the operations of Ermanco from October 1, 1999 through December 31, 1999. See Note 13 of Notes to Consolidated Financial Statements for further information.
     The Company's net loss for the ten months ended December 31, 1999 was $2,780,000 compared to net earnings of $1,378,000 for the fiscal year ended February 28, 1999. Contributing to the net loss for the ten months ended
December 31, 1999 were cost overruns associated with four contracts of $3,000,000, severance charges of $323,000, and the write-off of certain long-lived assets of $561,000.
     The total backlog at December 31, 1999 was approximately $23,685,000. During the ten months ended December 31, 1999, the Company received orders totaling approximately $38,996,000. Two orders, totaling approximately $10,450,000, engage the Company to modernize and expand two distribution facilities for a major government agency. These contracts, won under a competitive bidding process, are scheduled to be completed by September 2000.
     Net sales of $41,108,000 for the ten months ended December 31, 1999 increased 3.9% compared to net sales of $39,573,000 for the fiscal year ended February 28, 1999. The sales increase of $1,535,000 is comprised of Ermanco's contribution to product sales approximating $7,664,000, offset a decrease in SI Easton's sales of approximately $6,129,000 for the shortened fiscal year, when compared to the fiscal year ended February 28, 1999. During the ten months ended December 31, 1999, Lo-Tow sales of approximately $15,350,000 rose approximately $4,750,000 when compared to the fiscal year ended February 28, 1999 due primarily to progress made on contracts with a government agency. Offsetting the impact of Ermanco and Lo-Tow sales during the ten months ended December 31, 1999 was a decrease in sales of approximately $10,875,000 across SI Easton's other product lines, with the majority of the decrease relating to sales of the Cartrac, Sortation, Order Selection, and Automated Guided Vehicle product lines.
     Gross profit as a percentage of sales was 10.0% for the ten months ended December 31, 1999 compared to 22.0% for the fiscal year ended February 28, 1999. The decrease in the gross profit percentage for the ten months ended December 31, 1999 was primarily attributable to significant cost overruns on four projects, competitive pricing pressures, as well as to first time inefficiencies associated with the development of enhanced Order Selection products related to these projects. The cost overruns associated with these contracts resulted in approximately $8,700,000 in current year sales with $11,700,000 in related cost of sales. SI Easton has accrued the estimated costs to completion for the four projects incurring cost overruns. Estimates relative to loss contracts, which the Company experienced to an unusual extent in the period ended December 31, 1999, are inherently more difficult to make than those in which the contract has proceeded according to original expectations. Uncertainty exists with respect to the resources required to accomplish the contractual scope of work dealing with the final integration of state-of-the-art automated materials handling systems. Consequently, while the Company believes the full effect of both projected and presently incurred cost overruns has been accrued, current estimates may need to be revised as additional information becomes available. Also the backlog of orders of approximately $3,900,000 attributable to these contracts will be recognized at no gross profit in calendar year 2000. However, in the process of completing these contracts, SI Easton has developed additional proprietary products and services to sell in various marketplaces. Also contributing

Item 7.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------

Results of  Operations - For The Ten Months Ended  December 31, 1999 Compared To
--------------------------------------------------------------------------------
The Fiscal Year Ended  February 28, 1999 (Continued)
----------------------------------------
to the higher gross profit percentage in the fiscal year ended February 28, 1999 was the favorable performance on several contracts, principally for SI Easton's higher margin proprietary products, initiated in the prior year, that were completed during the fiscal year ended February 28, 1999.
     Selling, general and administrative expenses of $6,806,000 were higher by $453,000 in the ten months ended December 31, 1999 than in the fiscal year ended February 28, 1999. The increase of $453,000 is comprised of additional cost of operations totaling approximately $1,300,000 related to Ermanco, offset by a decrease in selling, general and administrative expenses of approximately $847,000 for the shortened fiscal period when compared to the fiscal year ended February 28, 1999. Partially offsetting the decrease in selling, general and administrative expenses was approximately $325,000 in costs associated with the appointment of a new President and CEO and the addition of corporate purchasing resources aimed at establishing global procurement capabilities which develop supplier relationships that provide a competitive advantage.
     Product development costs of $301,000 were lower by $177,000 for the ten months ended December 31, 1999 than in the fiscal year ended February 28, 1999. Development programs in the ten months ended December 31, 1999 included enhancements to the Lo-Tow and Order Selection product lines with efforts directed towards unit picking techniques and automated replenishment. Development programs in the fiscal year ended February 28, 1999 included enhancements to SI Easton's product controls and features, and improvements to the Order Selection product line.
     Amortization of goodwill represented costs associated with the acquisition of Modular Automation Corp. and Ermanco Incorporated. Goodwill amortization expense associated with the acquisitions of Modular Automation Corp. and Ermanco Incorporated totaled approximately $93,000 and $116,000, respectively for the ten months ended December 31, 1999.
     Goodwill and other asset impairment of $561,000 for the ten months ended December 31, 1999 represented the write-off of certain long-lived assets, primarily goodwill, associated with the elimination of the Automated Guided Vehicle product line related to the acquisition of Modular Automation Corp.
     Employee severance termination benefits of $323,000 represented a restructuring initiative whereby approximately ten employees were separated from the Company.
     Interest expense of $444,000 was higher by $424,000 in the ten months ended December 31, 1999 than in the fiscal year ended February 28, 1999. The increase in interest expense was primarily attributable to the term debt and subordinated notes issued in connection with the Ermanco acquisition which was completed on September 30, 1999.
     Interest income of $130,000 was lower by $36,000 in the ten months ended December 31, 1999 compared to the fiscal year ended February 28, 1999. The decrease in interest income was attributable to the lower level of funds available for short-term investments.
     Equity in income of joint ventures represents the Company's proportionate share of its investments in the SI-Egemin and SI/BAKER joint ventures that are being accounted for under the equity method. The net favorable variance of $116,000 for the ten months ended December 31, 1999 in the equity in income of joint ventures was comprised of a favorable variance of $201,000 attributable to the SI/BAKER joint venture and an unfavorable variance of $85,000 attributable to the SI-Egemin joint venture. The favorable variance of $201,000 for the ten months ended December 31, 1999 in the equity in income of SI/BAKER joint venture was attributable to its increased sales of approximately $10,495,000, as compared to the comparable prior fiscal year of approximately $8,056,000, plus a reduction of $199,000 in its product development expenses, and an increase of $136,000 in its interest income, net. Partially offsetting these favorable variance were SI/BAKER's increases of (1) $98,000 in revenue-based royalty costs due to the parent companies, and (2) $64,000 in selling, general and administrative expenses.
     The unfavorable variance of $85,000 for the ten months ended December 31, 1999 in the equity in income of the SI-Egemin joint venture was attributable to start-up costs. The SI-Egemin joint venture was initiated in July 1999.

Item 7.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------

Results of Operations - For The Ten Months Ended December 31, 1999 Compared To
------------------------------------------------------------------------------
The Fiscal Year Ended February 28, 1999 (Continued)
---------------------------------------
     The unfavorable variance of $107,000 in other income, net, was primarily attributable to an increase of approximately $115,000 in miscellaneous taxes and license fees. Partially offsetting the unfavorable variance was an increase of approximately $50,000 in the revenue-based royalty income related to the SI/BAKER joint venture.
     The Company recognized an income tax benefit of $1,394,000 during the ten months ended December 31, 1999 compared to the incurrence of income tax expense of $856,000 during the fiscal year ended February 28, 1999. The income tax benefit recognized for the ten months ended December 31, 1999 represented the carryback of current fiscal year losses against prior year income. Income tax expense for the fiscal year ended February 28, 1999 was generally recorded at statutory federal and state tax rates. The income tax benefit recognized for the ten months ended December 31, 1999 was negatively impacted by the write-off of goodwill of Modular Automation Corp. which is not deductible.

Results Of Operations - For the Fiscal Year Ended February 28, 1999 Compared to
-------------------------------------------------------------------------------
the Fiscal Year Ended March 1, 1998
-----------------------------------
     The Company's net earnings for the fiscal year ended February 28, 1999 ("fiscal 1999") were $1,378,000 compared to net earnings of $2,612,000 for the fiscal year ended March 1, 1998 ("fiscal 1998").
     Backlog at February 28, 1999 was $19,884,000. During fiscal 1999, the Company received orders totaling approximately $37,365,000. The largest order received, totaling approximately $12,300,000, engages the Company to automate the distribution process at a major health and beauty aids company, including an innovative utilization of robotics. This systems integration contract contains a high degree of ancillary products, providing lower gross profit margins than sales of the Company's proprietary products and is scheduled to be completed by the end of the first half of calendar year 2000.
     Net sales of $39,573,000 for fiscal 1999 decreased 16.9% compared to net sales of $47,631,000 for fiscal 1998. The sales decrease in fiscal 1999 was attributed primarily to a smaller backlog of orders entering fiscal 1999 ($22,092,000 versus a $31,029,000 backlog beginning fiscal 1998). The largest declines in sales occurred in the Order Selection and Lo-Tow product lines. During fiscal 1999, Order Selection sales of approximately $13,300,000 declined approximately $1,400,000 from the fiscal 1998 sales level due to an order suspension caused by a customer's financial condition and delays in earlier periods by prospective customers in signing contracts often caused by expanding project scope or protracted contractual negotiations. During fiscal 1999, Lo-Tow sales of approximately $10,600,000 declined approximately $9,800,000 from the fiscal 1998 sales level due primarily to the fiscal 1998 period containing a greater amount of revenue for progress on the contract with the U.S. Defense Logistics Agency. Partially offsetting the decline in Order Selection and Lo-Tow sales during fiscal 1999 was an increase in sales of approximately $3,100,000 across the Company's other products lines, with the majority of the increase relating to sales of the Company's Sortation and Automated Guided Vehicle product lines.
     Gross profit as a percentage of sales was 22.0% for fiscal 1999 compared to 21.3% for fiscal 1998. Although the gross profit percentages were comparable for both fiscal years, the fiscal 1999 gross profit percentage was impacted by favorable performance on several contracts, principally for the Company's higher margin proprietary products, initiated in the prior fiscal year that were completed during fiscal 1999. However, offsetting the favorable performance was progress on systems integration contracts that contain a high degree of ancillary products and provide lower gross profit margins than sales of proprietary products.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Results Of Operations - For the Fiscal Year Ended February 28, 1999 Compared to
-------------------------------------------------------------------------------
the Fiscal Year Ended March 1, 1998 (Continued)
-----------------------------------
     Selling, general and administrative expenses of $6,353,000 were lower by $319,000 in fiscal 1999 than in fiscal 1998. The decrease in selling, general and administrative expenses was attributable to a reduction of approximately $625,000 for expenses associated with the Company's incentive-based compensation plan which provides for gain sharing as a means of promoting performance excellence. Also contributing to the higher selling, general and administrative expenses in fiscal 1998 were approximately $220,000 in consulting expenditures associated with increasing the visibility of the Company and attaining the ISO 9001 quality certification designation. Partially offsetting the decrease in selling, general and administrative expenses were (1) increases of approximately $425,000 for costs associated with inflationary factors and product promotion and sales efforts aimed at expanding the Company's customer base of business consistent with the Company's strategic plan to grow the business as a systems integrator and (2) increases of approximately $100,000 in professional fees and expenses associated with the appointment of a new President.
     Product development costs of $478,000 were higher by $191,000 in fiscal 1999 than in fiscal 1998. Development programs in fiscal 1999 included enhancements to the Company's product controls and features, and improvements to the Order Selection product line with efforts directed towards unit picking techniques. Development programs in fiscal 1998 included efforts directed at improvements across various product lines, and efforts associated with the introduction of the Henke light-duty overhead transportation product.
     Interest income of $166,000 was higher by $43,000 in fiscal 1999 than in fiscal 1998. The increase in interest income was primarily attributable to the higher level of funds available for short-term investments during fiscal 1999.
     Equity in income of joint venture  represents  the Company's  proportionate share of its investment in SI/BAKER which is being accounted for under the equity method. The unfavorable variance of $407,000 for fiscal 1999 in the equity in income of joint venture was attributable to SI/BAKER's decline in sales to approximately $8,056,000 as compared to sales of $19,979,000 in fiscal 1998. The sales decrease in fiscal 1999 was primarily attributable to a smaller backlog of orders entering fiscal 1999 versus a record high opening backlog of orders at the beginning of fiscal 1998. Fiscal 1998 sales were favorably impacted by performance on contracts with customer specifications requiring systems to be commercially operable by the end of fiscal 1998; however, the fiscal 1998 gross profit percentage was unfavorably impacted by difficulties in executing and concluding several contracts as additional costs became necessary to meet contractual throughput requirements. Also contributing to fiscal 1999's unfavorable variance was increased development expenses of $396,000 for software and controls capabilities for various new products addressing changing market requirements. Partially offsetting the unfavorable variance were SI/BAKER's decreases of (1) $478,000 in revenue-based royalty costs due to the parent companies and (2) $61,000 in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily attributable to a reduction of $195,000 of expenses based on revenue and profit performance. Partially offsetting the decrease in selling, general and administrative expenses was an increase in costs associated with sales and administrative efforts aimed at expanding SI/BAKER's customer base of business.
     The unfavorable variance of $203,000 in other income, net, was primarily attributable to a decrease in the revenue-based royalty income related to the SI/BAKER joint venture.
     The Company incurred income tax expense of $856,000 during fiscal 1999 compared to income tax expense of $1,490,000 in fiscal 1998. Income tax expense for fiscal 1999 and fiscal 1998 was generally recorded at statutory federal and state tax rates.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Cautionary Statement
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission rules, regulations, and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Among other things, they regard the Company's acquisition activities, earnings, liquidity, financial condition, and certain operational matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will," "will likely," "are expected to," "will continue," "should," "project," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such "forward-looking statements": (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein and in the Company's other publicly filed reports; (2) as a result of risks and uncertainties associated with the Ermanco acquisition, including the failure to realize anticipated benefits of such acquisition, the failure to integrate Ermanco successfully with the Company, and any unforeseen complications related to the Ermanco acquisition; (3) as a result of risks associated with the Company's restructuring, including the failure to achieve anticipated operating savings, and the possibility that the restructuring charges will be greater than anticipated; (4) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth, competition, certain cost increases, and any potential exposures relating to Year 2000 matters; or (5) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.


Item 7a.      Quantitative and Qualitative Disclosures about Market Risk
--------      ----------------------------------------------------------
     The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments, and in the ten months ended December 31, 1999, an interest rate swap agreement. Generally, the Company seeks to match the terms of its debt with its purpose. The Company uses a variable rate line of credit facility to provide working capital for operations. In the ten months ended December 31, 1999, the Company entered into an interest rate swap agreement for 50% of its new term loan from its principal bank to effectively convert half of the term loan from a variable rate note to a fixed rate note. A standard interest rate swap agreement involves the payment of a fixed rate times a notional amount by one part in exchange for a floating rate times the same notional amount from another party. The counterpart to the swap agreement is the Company's principal bank.
     The Company does not believe that its exposures to interest rate risk or foreign currency exchange risk, risks from commodity prices, equity prices and other market changes that affect market risk sensitive instruments, including the interest rate swap agreement, are material to its results of operations.

Item 8.       Consolidated Financial Statements and Supplementary Data
-------       --------------------------------------------------------



                                    I N D E X


o    Independent Auditors' Report.


o    Consolidated Financial Statements:
        Consolidated Balance Sheets, December 31, 1999 and February 28, 1999.

        Consolidated Statements of Operations for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998.

        Consolidated Statements of Stockholders' Equity for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998.

        Consolidated Statements of Cash Flows for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998.

        Notes to Consolidated Financial Statements.


o Schedule for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998:



                     II - Valuation and qualifying accounts

o All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Stockholders
SI Handling Systems, Inc.:

We have audited the consolidated financial statements of SI Handling Systems, Inc. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SI Handling Systems, Inc. and subsidiary as of December 31, 1999 and February 28, 1999, and the results of their operations and their cash flows for the ten months ended December 31, 1999 and for the years ended February 28, 1999 and March 1, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/ KPMG LLP

                                            KPMG LLP

Allentown, PA
March 7, 2000, except for Note 14 which is as of March 30, 2000

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 1999 and February 28, 1999
     (In Thousands, Except Share Data)

                                                          December 31,        February 28,
                                                              1999                1999
                                                          ------------        ------------

Assets
------
Current assets:
   Cash and cash equivalents, principally
     time deposits........................................  $   6,242              1,829
                                                              -------            -------

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $54 as of December 31,
       1999 and $0 as of February 28, 1999................      6,824              7,603
     Notes and other receivables..........................        952                 51
                                                             --------          ---------
       Total receivables..................................      7,776              7,654
                                                              -------             ------

   Costs and estimated earnings in excess
     of billings..........................................      1,864              7,709
                                                              -------             ------

   Inventories:
     Raw materials........................................      1,819              1,002
     Finished goods and work-in-process...................      1,586              1,613
                                                               ------             ------
       Total inventories..................................      3,405              2,615
                                                                -----             ------

   Deferred income tax benefits...........................      1,684                600
   Prepaid expenses and other current assets..............        715                199
                                                               ------             ------

       Total current assets...............................     21,686             20,606
                                                               ------             ------

Property, plant and equipment, at cost:
   Land...................................................        327                 27
   Buildings and improvements.............................      3,717              3,485
   Machinery and equipment................................      6,078              4,544
                                                               ------             ------
                                                               10,122              8,056
   Less:  accumulated depreciation........................      6,788              6,426
                                                               ------             ------
     Net property, plant and equipment....................      3,334              1,630
                                                               ------             ------

Deferred income tax benefits..............................        260                175
Investments in joint ventures.............................      1,399              1,041
Excess of cost over fair value of net assets
   acquired, less amortization of $116 as of
   December 31, 1999......................................     18,524                  -
Other assets, at cost less accumulated
   amortization of $121 as of December 31,
   1999 and $90 as of February 28, 1999...................        203                128
                                                               ------             ------

       Total assets.......................................    $45,406             23,580
                                                               ======             ======

          See accompanying notes to consolidated financial statements.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 1999 and February 28, 1999
   (In Thousands, Except Share Data)


                                                          December 31,        February 28,
                                                              1999                1999
                                                          ------------        ------------

Liabilities And Stockholders' Equity
Current liabilities:
   Current installments of long-term debt.................  $   1,578                  9
   Accounts payable.......................................      5,169              4,079
   Customers' deposits and billings in excess
     of costs and estimated earnings......................      5,154              4,173
   Accrued salaries, wages, and commissions...............      1,356                761
   Income taxes payable...................................         49                410
   Accrued royalties payable..............................        284                357
   Accrued product warranties.............................        903                486
   Accrued pension and retirement
     savings plan liabilities.............................        463                556
   Accrued other liabilities..............................      1,355                374
                                                               ------             ------
       Total current liabilities..........................     16,311             11,205
                                                               ------             ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Term loan............................................     12,438                  -
     Subordinated notes payable...........................      3,000                  -
     Other................................................         13                 16
                                                               ------             ------
       Total long-term debt...............................     15,451                 16
   Deferred compensation..................................        219                212
                                                               ------             ------
       Total long-term liabilities........................     15,670                228
                                                               ------             ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares;  issued and outstanding
     4,184,878 shares as of December
     31, 1999 and 3,705,048 shares as of
     February 28, 1999....................................      4,185              3,705
   Additional paid-in capital.............................      6,817              2,767
   Retained earnings......................................      2,423              5,675
                                                               ------             ------
       Total stockholders' equity.........................     13,425             12,147
                                                               ------             ------

       Total liabilities and stockholders' equity.........   $ 45,406             23,580
                                                               ======             ======

                  See accompanying notes to consolidated financial statements.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Consolidated Statements Of Operations
For the Ten Months Ended December 31, 1999, and For The Fiscal Years Ended
   February 28, 1999 and March 1, 1998
     (In Thousands, Except Share and Per Share Data)

                                                December 31      February 28,       March 1,
                                                   1999              1999             1998
                                                -----------      ------------       --------

Net sales....................................    $   41,108          39,573            47,631
Cost of sales................................        36,982          30,859            37,488
                                                     ------          ------            ------
   Gross profit on sales.....................         4,126           8,714            10,143
                                                    -------         -------            ------

Selling, general and administrative
   expenses..................................         6,806           6,353             6,672
Product development costs....................           301             478               287
Amortization of goodwill.....................           209               -                 -
Goodwill and other asset impairment..........           561               -                 -
Employee severance and termination
   benefits..................................           323               -                 -
Interest expense.............................           444              20                20
Interest income..............................          (130)           (166)             (123)
Equity in income of joint ventures...........          (130)            (14)             (421)
Other income, net............................           (84)           (191)             (394)
                                                  ---------        --------          --------
                                                      8,300           6,480             6,041
                                                    -------         -------           -------

Earnings (loss) before income taxes..........        (4,174)          2,234             4,102
Income tax expense (benefit).................        (1,394)            856             1,490
                                                    --------       --------           -------
   Net earnings (loss).......................    $   (2,780)          1,378             2,612
                                                    =======         =======           =======

Basic earnings (loss) per share..............    $    (0.72)            .37               .70
                                                   ========       =========          ========

Diluted earnings (loss)  per share...........    $    (0.73)            .36               .70
                                                   ========       =========          ========

Weighted average shares outstanding..........     3,835,718       3,718,887         3,705,590
Dilutive effect of stock options.............             -          27,173            42,879
Dilutive effect of phantom stock units.......        16,493          11,270             7,126
                                                -----------     -----------      ------------
Weighted average shares outstanding
   assuming dilution.........................     3,852,211       3,757,330         3,755,595
                                                  =========       =========         =========

          See accompanying notes to consolidated financial statements.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Consolidated Statements Of Stockholders' Equity
For the Ten Months  Ended  December  31,  1999,  and For The Fiscal  Years Ended
    February 28, 1999 and March 1, 1998 (In Thousands, Except Share And Per Share Data)

                                                                                        Additional                       Total
                                                                             Common       Paid-In      Retained       Stockholders'
                                                                              Stock       Capital      Earnings          Equity
                                                                             -------    ----------     --------       -------------

Balance at March 2, 1997...................................................  $ 3,690        2,522        2,831            9,043

Net earnings...............................................................        -            -        2,612            2,612
Dividends declared - $.07 per share cash dividend..........................        -            -         (246)            (246)
Dividends paid to stockholders for fractional shares in connection with
   three-for-two stock split...............................................        -           (2)           -               (2)
Acquisition and retirement of 8,064 common shares..........................       (8)          (5)         (88)            (101)
Sale of 29,563 common shares in connection
   with employee incentive stock option plan...............................       30          130            -              160
                                                                               -----        -----        -----           ------
Balance at March 1, 1998...................................................    3,712        2,645        5,109           11,466

Net earnings...............................................................        -            -        1,378            1,378
Dividends declared - $.10 per share cash dividend..........................        -            -         (372)            (372)
Acquisition and retirement of 40,928 common shares.........................      (41)         (30)        (440)            (511)
Sale of 34,150 common shares in connection
   with employee incentive stock option plan...............................       34          152            -              186
                                                                               -----        -----        -----           ------
Balance at February 28, 1999...............................................    3,705        2,767        5,675           12,147

Net loss...................................................................        -            -       (2,780)          (2,780)
Dividends declared - $.10 per share cash dividend..........................        -            -         (371)            (371)
Acquisition and retirement of 11,493 common shares.........................      (11)          (9)        (101)            (121)
Sale of 10,039 common shares in connection with
   employee incentive stock option plan....................................       10           40            -               50
Shares issued in connection with Ermanco acquisition.......................      481        4,019            -            4,500
                                                                               -----        -----        -----           ------
Balance at December 31, 1999...............................................  $ 4,185        6,817        2,423           13,425
                                                                               =====        =====        =====           ======

          See accompanying notes to consolidated financial statements.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Consolidated Statements Of Cash Flows
For the Ten Months Ended December 31, 1999, and For the Fiscal Years Ended
   February 28, 1999 and March 1, 1998
      (In thousands)

                                                    December 31,    February 28,      March 1,
                                                        1999            1999            1998
                                                    ------------    ------------    ------------

Cash flows from operating activities:
   Net earnings (loss)...........................     $(2,780)         1,378           2,612
   Adjustments to reconcile net earnings
     (loss) to net cash provided (used) by
     operating activities:
       Depreciation of plant and equipment.......         369            361             330
       Amortization of intangibles...............         252             12              11
       Gain on disposition of equipment..........          (3)           (12)             (3)
       Equity in income of joint ventures........        (130)           (14)           (421)
       Write-off of intangible assets............         561              -               -
       Change in operating assets and
         liabilities, net of effects of the
         acquisition of Modular Automation
         Corp. and Ermanco Incorporated:
           Receivables...........................       4,752          1,227          (4,262)
           Costs and estimated earnings
              in excess of billings..............       7,070           (935)         (5,134)
           Inventories...........................         366           (117)           (533)
           Deferred income tax benefits..........      (1,058)          (165)            (24)
           Prepaid expenses and other
              current assets.....................         211            (37)             11
           Other noncurrent assets...............          94            (88)              1
           Accounts payable......................      (1,647)            35           1,988
           Customers' deposits and billings
              in excess of costs and
              estimated earnings.................         478          1,955            (534)
           Accrued salaries, wages, and
              commissions........................         336           (734)            717
           Income taxes payable..................        (874)            30             (62)
           Accrued royalties payable.............         (73)           (75)              5
           Accrued pension and retirement
              savings plan liabilities...........        (119)             3             194
           Accrued product warranties............         367            411            (105)
           Accrued other liabilities.............         444             42               1
           Deferred compensation.................        (247)            22              58
                                                        -----          -----           -----
   Net cash provided (used) by operating
     activities..................................       8,369          3,299          (5,150)
                                                        -----          -----           -----

Cash flows for investing activities:
   Purchase of short-term investments............           -              -          (1,473)
   Sale of short-term investments................           -              -           5,214
   Investment in joint venture...................        (228)             -               -
   Acquisition of Modular Automation Corp.,
     net of cash acquired........................        (928)             -               -
   Acquisition of Ermanco Incorporated, net
     of cash acquired............................      (2,033)             -               -
   Proceeds from the disposition of
     equipment...................................           3             12               3
   Additions to property, plant and equipment            (298)           (528)          (492)
                                                        -----          ------          -----
   Net cash provided (used) by
      investing activities.......................      (3,484)          (516)          3,252
                                                        -----         ------           -----

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Consolidated Statements Of Cash Flows (Continued)
For the Ten Months Ended December 31, 1999, and For The Fiscal Years Ended
   February 28, 1999 and March 1, 1998
     (In thousands)

                                                    December 31,    February 28,      March 1,
                                                        1999            1999            1998
                                                    ------------    ------------    ------------

Cash flows from financing activities:
   Sale of common shares in
     connection with employee
     incentive stock option plan.................          34              74             59
   Repayment of long-term debt...................         (30)             (9)           (13)
   Dividends paid on common stock................        (371)           (372)          (246)
   Dividends paid to stockholders for
     fractional shares in connection
     with three-for-two stock split..............           -               -             (2)
   Repurchase and retirement of
     common stock................................        (105)           (399)             -
   Repayment of revolving credit
     loan payable to bank........................           -          (1,000)         1,000
                                                        -----          ------          -----

   Net cash provided (used) by
     financing activities........................        (472)         (1,706)           798
                                                        -----          ------          -----

   Increase (decrease) in cash and
     cash equivalents............................       4,413           1,077         (1,100)
   Cash and cash equivalents,
     beginning of period.........................       1,829             752          1,852
                                                        -----          ------          -----
   Cash and cash equivalents,
     end of period...............................     $ 6,242           1,829            752
                                                        =====           =====          =====

          See accompanying notes to consolidated financial statements.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------

Description of Business and Concentration of Credit Risk
--------------------------------------------------------
   On September 30, 1999, SI Handling Systems, Inc. ("the Company") concluded the acquisition of all of the outstanding common stock of Ermanco Incorporated ("Ermanco"). Ermanco operates as a wholly-owned subsidiary of the Company, and the results for the ten months ended December 31, 1999, include the operating results from October 1, 1999 through December 31, 1999.
   The Company's Easton, Pennsylvania operations (hereafter referred to as "SI Easton") is a systems integrator supplying automated materials handling systems to manufacturing, order selection, and distribution operations. The systems are designed, sold, manufactured, installed, and serviced by its own staff, or by others, for SI Easton, at its direction, generally as labor-saving devices to improve productivity and reduce costs. SI Easton's products are utilized to automate the movement or selection of products and are often integrated with other automated equipment, such as conveyors and robots. SI Easton's systems involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. SI Easton's staff develops and designs computer control programs required for the efficient operation of the systems.
   Although SI Easton is not dependent on any single customer, much of its revenue is derived from contracts to design, manufacture, and install large-scale materials handling systems for major North American corporations and the federal government.
   Ermanco is a manufacturer of light to medium duty unit handling conveyor products, serving the material handling industry through local independent distributors in North America. Ermanco also provides complete conveyor systems for a variety of applications, including distribution, and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontracted, and subcontracted installation services. The systems product line of Ermanco accounts for approximately 40% of Ermanco's total revenues, and the balance is from distribution (resale).
   In the ten months ended December 31, 1999, two customers accounted for revenues of $11,565,000 and $6,600,000, respectively. In the fiscal year ended February 28, 1999, three customers accounted for revenues of $8,586,000, $4,347,000, and $4,103,000, respectively. In the fiscal year ended March 1, 1998, one customer accounted for revenues of $17,513,000.
No other customer accounted for over 10% of revenues.
   SI Easton's systems are sold on a fixed price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has been accepted. Ermanco's products and services are also sold on a fixed price basis. Generally, contract terms are net 30 days for product sales, with progressive payments for system-type projects. As of December 31, 1999, no customer owed the Company in excess of 10% in trade receivables. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process, as well as the general creditworthiness of its customer base.

Fiscal Year
-----------
   On September 30, 1999, the Board of Directors of the Company approved an amendment to Article 1, Section 1.03 of the Company's Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December 31. For the year ended December 31, 1999, the fiscal year consisted of ten months. Prior to the recent change in the Company's Bylaws, each of the fiscal years ended February 28, 1999 and March 1, 1998 consisted of 52 weeks.

Principles of Consolidation
---------------------------
   For the ten months ended December 31, 1999, the consolidated financial statements include the accounts of the Company and Ermanco Incorporated, a wholly-owned subsidiary company, after elimination of intercompany balances and transactions.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)


Acquisitions
------------

Acquisition of Modular Automation Corp.
---------------------------------------
   On April 13, 1999, the Company acquired all of the outstanding common stock of Modular Automation Corp. ("MAC") of Greene, New York, for $1,957,000, paid in the form of cash. The acquisition required a net cash outlay of $928,000. The acquired Automated Guided Vehicle ("AGV") products and personnel were integrated into the Company's existing Easton, Pennsylvania facility. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB No. 16") and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market value at their date of acquisition.
   The amount of goodwill and covenant not to compete recorded at the time of the acquisition were $616,000 and $50,000, respectively. Amortization expenses of $105,000 were recognized through December 31, 1999 on these intangible assets. However, as of December 31, 1999, the Company decided to abandon the AGV product line associated with the MAC acquisition. The write-off of the related long-lived assets, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of," including goodwill, has been recognized in the Consolidated Statement of Operations for the ten months ended December 31, 1999.
   On the basis of a pro forma consolidation of the result of operations as if the acquisition of MAC had taken place on March 2, 1998, management believes that the acquisition would not have had a material effect on the reported amounts.

Acquisition of Ermanco Incorporated
-----------------------------------
   On September 30, 1999, the Company acquired all of the outstanding common stock of Ermanco Incorporated. Ermanco, headquartered in Spring Lake, Michigan, designs and installs complete conveyor systems for a variety of manufacturing and warehousing applications. Under terms of the Stock Purchase Agreement and based on the definitive closing balance sheet, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, of which $1,551,000 is held in escrow ($801,000 was released in January 2000), $3,000,000 in promissory notes payable to fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999. The Company financed $14,000,000 of the acquisition through term debt. The acquisition required a net cash outlay of $2,033,000.
   The acquisition was accounted for as purchase in accordance with APB No. 16 and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The amount of goodwill recorded at the time of acquisition was $18,640,000 and is being amortized over a period of 40 years.
   On the basis of a pro forma consolidation of the results of operations of Ermanco, as if the acquisition had taken place on March 2, 1998, the following pro forma financial results for the ten months ended December 31, 1999 and for the fiscal year ended February 28, 1999 are as follows (in thousands, except per share amounts):

                                                         For the Ten           For the Fiscal
                                                        Months Ended             Year Ended
                                                      December 31, 1999       February 28, 1999
                                                      -----------------       -----------------
   Net sales....................................          $ 60,168                  66,345
                                                            ======                  ======
   Net earnings (loss)..........................          $ (1,715)                  1,723
                                                            ======                  ======
   Basic earnings (loss) per share..............          $   (.41)                    .41
                                                            ======                  ======
   Diluted earnings (loss) per share............          $   (.41)                    .40
                                                            ======                  ======

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)


Use of Estimates
----------------
   The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments
---------------------
   The Company believes the market values of its short-term assets and liabilities which are financial instruments materially approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues, or in the current rates offered to the Company for similar debt. The estimated fair value of the Company's long-term debt approximates its carrying value at December 31, 1999.

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

Allowance for Doubtful Accounts
-------------------------------
   The Company provides an allowance for doubtful accounts determined by a specific identification of individual accounts and a general reserve to cover other accounts based on historical experience. The Company writes off receivables upon determination that no further collections are probable.

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

Investments in Joint Ventures
-----------------------------
   On March 1, 1993, the Company and McKesson Automated Prescription Systems, Inc. ("McKesson APS") of Pineville, Louisiana formed a joint venture, SI/BAKER, INC. ("SI/BAKER"). SI/BAKER draws upon the automated materials handling systems experience of the Company and the automated pill counting and dispensing products of McKesson APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture. The Company accounts for its investment in the joint venture on the equity basis.
   On July 15, 1999, the Company and Egemin N.V. ("Egemin") of Schoten, Belgium formed a joint venture, SI-Egemin N.V. ("SI-Egemin"). SI-Egemin draws upon the automated materials handling systems experience of the Company and Egemin to provide automated material handling systems worldwide. During the ten months ended December 31, 1999, each member company contributed $228,000 in capital to fund the joint venture. The Company accounts for its investment in the joint venture on the equity basis.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)


Intangibles
-----------
   The excess of cost over fair value of net assets at the date of acquisition in the Company's wholly-owned subsidiary, Ermanco, is being amortized on a straight-line basis over 40 years.
   Deferred debt issuance costs, included in Other assets, incurred in connection with the line of credit and term loan with the Company's principal bank associated with the acquisition of Ermanco (see Notes 3 and 4) are amortized over a period of 3 and 7 years, respectively.

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

Stock-Based Compensation
------------------------
   The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.
   The Company also grants phantom stock units to its directors as deferred compensation. Such awards are redeemable in cash or the Company's common stock at the director's option and are accounted for in accordance with APB Opinion No. 25 as stock appreciation rights. Expense (income) for the phantom stock unit plan was $(30,000), $(23,000), and $17,000 in the ten months ended December 31, 1999, and in the fiscal years ended February 28, 1999 and March 1, 1998, respectively.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)


Earnings (Loss) Per Share
-------------------------
   Basic and diluted earnings (loss) per share for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998 are based on the weighted average number of shares outstanding. In addition, diluted earnings (loss) per share reflect the effect of dilutive securities which include phantom stock units, and the shares that would be outstanding assuming the exercise of dilutive stock options. The number of shares that would be issued from the exercise has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock.
   The following table sets forth the computation of basic and diluted  earnings
(loss) per share:

                                   Basic Earnings      Effect of Dilutive      Diluted Earnings
                                  (Loss) Per Share         Securities          (Loss) Per Share
                                  ----------------     ------------------      ----------------

For the ten months ended
December 31, 1999
Income (loss) numerator........    $(2,780,000)(1)          (20,000)             (2,800,000)(5)
Shares denominator.............      3,835,718               16,493 (2)           3,852,211
                                     ---------                                     ---------
Per share amount...............    $      (.72)                                        (.73)
                                    ==========                                    =========

For the fiscal year ended
February 28, 1999
Income (loss) numerator........    $ 1,378,000 (1)          (14,000)              1,364,000 (5)
Shares denominator.............      3,718,887               38,443 (3)           3,757,330
                                     ---------                                    ---------
Per share amount...............    $       .37                                          .36
                                     =========                                    =========

For the fiscal year ended
March 1, 1998
Income numerator...............    $ 2,612,000 (1)           11,000               2,623,000 (5)
Shares denominator.............      3,705,590               50,005 (4)           3,755,595
                                     ---------                                    ---------
Per share amount...............    $       .70                                          .70
                                     =========                                    =========

(1)Income (loss) available to common stockholders.
(2)Includes 0 stock options and 16,493 phantom stock units.
(3)Includes 27,173 stock options and 11,270 phantom stock units.
(4)Includes 42,879 stock options and 7,126 phantom stock units.
(5)Income (loss) available to common stockholders plus assumed conversions.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


Recently Issued Accounting Pronouncements
-----------------------------------------
   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for fiscal years beginning after December 15, 1998, and establishes criteria for capitalizing certain internal use software costs. The adoption of this statement did not have a material impact on the Company's financial statements.
   In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which is effective for fiscal years beginning after December 15, 1998, and provides guidance on the expensing of costs of start-up activities as these costs are incurred. The adoption of this statement did not have a material impact on the Company's financial statements.
   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." The statement, as amended, is effective for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. It is not expected that the adoption of this statement will have a material impact on the Company's financial statements.


(2)      Uncompleted Contracts
---      ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows (in thousands):

                                                   December 31, 1999        February 28, 1999
                                                   -----------------        -----------------

Costs and estimated earnings on
   uncompleted contracts...........................    $ 52,586                   29,191
Less:  billings to date............................      55,876                   25,655
                                                         ------                   ------
                                                       $ (3,290)                   3,536
                                                         ======                   ======

Included in accompanying balance sheets under the following captions:
     Costs and estimated earnings
       in excess of billings.......................    $  1,864                    7,709
     Customers' deposits and billings in
       excess of costs and estimated earnings......      (5,154)                  (4,173)
                                                         ------                   ------
                                                       $ (3,290)                   3,536
                                                         ======                   ======

   Retainages of $142,000 were included in accounts receivable at December 31, 1999. There was no retainage included in accounts receivable at February 28, 1999.
   As of December 31, 1999, the Company accrued costs required to complete four projects, which incurred cost overruns during the course of the year, resulting in losses on these contracts. The additional accruals were required to provide for the uncertainty as to the remaining scope of work which entails primarily software modifications and other system integration costs.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(3)    Line of Credit Loan
---    -------------------

A summary of the line of credit loan payable to bank is as follows (in thousands):

                                                         December      February
                                                         31, 1999      28, 1999
                                                         --------      --------
Line of credit loan payable to bank................       $    -             -
                                                           =====         =====

   Prior to the acquisition of Ermanco on September 30, 1999, the Company had a $5,000,000 committed revolving credit facility. Interest on the credit arrangement was at the principal bank's prime rate of interest or quoted money market rates. No compensating demand deposit balances were required to be maintained regarding the credit arrangement. The credit arrangement was secured by a lien position on accounts receivable, land, and buildings and contained various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants prior to the acquisition of Ermanco. The Company did not have any borrowings under the committed revolving credit facility during the six months ended August 29, 1999; however, borrowings which occurred after the six months ended August 29, 1999 or contemporaneous with the acquisition of Ermanco were repaid as of October 6, 1999.
   In order to complete the acquisition of Ermanco, the Company obtained financing from its principal bank. The Company entered into a new three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment, plus an amount equal to $2,500,000, which amount shall be reduced by $625,000 every six months during the first two years of the line of credit facility until such amount reaches zero, minus the unpaid principal balance of the term loan. The line of credit facility is to be used primarily for working capital purposes and closing costs associated with the Ermanco acquisition. Interest on the line of credit facility was at the bank's prime rate of interest (8.50% as of December 31, 1999) or LIBOR Market Index Rate plus 2%.
   In order to obtain the line of credit, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, and maintenance of certain financial ratios. In addition, the Company is restricted from paying dividends in excess of 20% of its net earnings during the fiscal year ended December 31, 2000, and is restricted from paying dividends in excess of 15% of its net earnings during the fiscal year ended December 31, 2001 and thereafter. The Company was in compliance with all covenants or obtained the appropriate waivers as of December 31, 1999 (see Note 14 of Notes to Consolidated Financial Statements). As of December 31, 1999, the Company did not have any borrowings under the line of credit facility. The line of credit facility replaced the Company's former $5,000,000 committed revolving credit facility. Currently, the line of credit facility has an expiration date of September 30, 2002.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)


(4)      Long-Term Debt
---      --------------
   A summary of long-term debt follows (in thousands):

                                                                        December      February
                                                                        31, 1999      28, 1999
                                                                        --------      --------
Term loan............................................................   $14,000             -
Subordinated notes payable...........................................     3,000             -
Capital lease obligations............................................        29             -
Mortgage payable.....................................................         -            25
                                                                         ------        ------
Total................................................................    17,029            25
Less: current installments of long-term debt.........................     1,578             9
                                                                         ------        ------
Long-term debt.......................................................   $15,451            16
                                                                         ======        ======

   The Company received $14,000,000 in the form of a seven-year term loan from its bank to finance the acquisition of Ermanco on September 30, 1999. During the first two years of the term loan, the Company will repay equal quarterly payments of $312,500 plus accrued interest. After the second anniversary of the September 30, 1999 Closing Date, the Company will make equal quarterly payments of $575,000 plus accrued interest. The Company hedged $7,000,000 of the term loan at a fixed interest rate entering into a seven year interest rate swap agreement at 9.38%. The balance of the term loan on $7,000,000 is subject to a variable interest rate, which is based on the three month LIBOR Market Index Rate plus two and three-quarters percent. The interest rate on the variable portion of the term loan as of December 31, 1999 was 8.93%.
   In order to obtain the term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The term loan contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, and maintenance of certain financial ratios. In addition, the Company is restricted from paying dividends in excess of 20% of its net earnings during the fiscal year ended December 31, 2000, and is restricted from paying dividends in excess of 15% of its net earnings during the fiscal year ended December 31, 2001 and thereafter. The Company was in compliance with all covenants as of December 31, 1999 or obtained the appropriate waivers (see Note 14 of Notes to Consolidated Financial Statements).
   The subordinated promissory notes issued on September 30, 1999 to the fourteen stockholders of Ermanco totaled $3,000,000, have a term of seven years, and bear interest at an annual rate of ten percent in years one through three, twelve percent in years four and five, and fourteen percent in years six and seven. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest on the promissory notes shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term as long as the Company has no debt outstanding under its line of credit facility and term loan.
   Financing agreements related to the lease of computer software have been recorded as capital leases. These agreements had a total initial contract value of $36,000. The current and long-term portions of capital lease obligations are $16,000 and $13,000, respectively.
   The mortgage payable, which had an interest rate of 5% and was secured by the Company's Easton, Pennsylvania land and buildings, was fully paid in September 1999.
   Principal payments of long-term debt (including capital leases) from December 31, 1999 under terms of existing agreements are as follows:
                     2000                       $  1,578
                     2001                          1,521
                     2002                          2,305
                     2003                          2,300
                     2004                          2,300
                     Thereafter                    7,025
                                                  ------
                                                $ 17,029
                                                  ======
                                                                              33

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(5)      Capital Stock Options
---      ---------------------

   The following is a summary of options available for grant and changes in options outstanding under the Company's 1982 and 1992 Incentive Stock Option Plans ("ISOP") and 1997 Equity Compensation Plan ("ECP") for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998:

                             1982 ISOP           1992 ISOP                               1997 ECP                         TOTAL
                             ---------   ------------------------   ---------------------------------------------------  -------
Option price*..........      $   4.94      4.36     5.33     6.33    13.33    15.25   10.88  10.00   8.25   8.00   8.94
                               ======    ======   ======   ======   ======   ======  ====== ====== ====== ====== ======

Options outstanding
as of March 2, 1997....        20,996    15,525   29,251   45,300        -        -       -      -      -      -      -  111,072
    Granted............             -         -        -        -   58,800        -       -      -      -      -      -   58,800
    Exercised..........        (8,058)   (2,250) (11,535)  (7,727)       -        -       -      -      -      -      -  (29,570)
    Lapsed.............       (12,938)        -        -     (750)       -        -       -      -      -      -      -  (13,688)
                               ------    ------   ------   ------   ------   ------  ------ ------ ------ ------ ------  -------
Options outstanding
as of March 1, 1998....             -    13,275   17,716   36,823   58,800        -       -      -      -      -      -  126,614
    Granted............             -         -        -        -        -   52,748       -      -      -      -      -   52,748
    Exercised..........             -    (6,011) (17,716) (10,423)       -        -       -      -      -      -      -  (34,150)
    Lapsed.............             -         -        -        -        -        -       -      -      -      -      -        -
                               ------    ------   ------   ------   ------   ------  ------ ------ ------ ------ ------  -------

Options outstanding
as of February 28,1999.             -    7,264         -   26,400   58,800   52,748       -      -      -      -      -  145,212
    Granted............             -        -         -        -        -        -  40,000 76,772 39,000 10,000  7,000  172,772
    Exercised..........             -   (7,039)        -   (3,000)       -        -       -      -      -      -      -  (10,039)
    Lapsed.............             -        -         -   (7,875) (18,900) (19,579)      -      -      -      -      - (46,354)
                               ------    ------   ------   ------   ------   ------  ------ ------ ------ ------ ------  -------

Options outstanding as
of December 31, 1999...             -       225        -   15,525   39,900   33,169  40,000 76,772 39,000 10,000  7,000  261,591
                               ======    ======   ======   ======   ======   ======  ====== ====== ====== ====== ======  =======

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)

(5)      Capital Stock Options (Continued)
---      ---------------------------------
   Under the Company's Incentive Stock Option Plans, officers and key employees have been granted options to purchase shares of common stock at the approximate market price at the date of grant. Options became exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options are fully exercisable. Currently, all options have a term of five years. The plans, approved in 1982 and 1992, also authorize stock appreciation rights; however, none have been issued.
   In July, 1992, the stockholders adopted the 1992 Incentive Stock Option Plan which will expire in July, 2002. The terms of the 1992 Plan are essentially the same as the terms of the 1982 Plan except that 112,500 shares of common stock were authorized for issuance under the 1992 Plan.
   In July, 1997, the stockholders adopted the 1997 Equity Compensation Plan ("ECP") which will expire in July, 2007. The ECP provides for grants of stock options, restricted stock, and stock appreciation rights to selected employees, key advisors who perform valuable services, and directors of the Company. In addition, the ECP provides for grants of performance units to employees and key advisors. The ECP authorizes up to 412,500 shares of common stock for issuance pursuant to the terms of the plan. Under the Company's ECP, officers and key employees have been granted options to purchase shares of common stock at the approximate market price at the date of grant. Options become exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options are fully exercisable. Currently, 245,841 options are outstanding under the plan, and all options have a term of five years.
   The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25; however, additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation," is included below. No compensation expense was recognized on options granted during the ten months ended December 31, 1999, and during the fiscal years ended February 28, 1999 and March 1, 1998 in the financial statements. If the Company had elected to recognize stock-based compensation expense based on the fair value of granted options at the grant date (as determined under SFAS No. 123), net earnings
(loss) (in thousands) and basic earnings (loss) per share for the ten months ended December 31, 1999 and for the fiscal years ended February 28, 1999 and March 1, 1998 would have been as follows:

                                                                   For the Fiscal Years Ended
                                               For the Ten         --------------------------
                                               Months Ended        February 28,     March 1,
                                             December 31, 1999         1999           1998
                                             -----------------     ------------    ----------

Net earnings (loss)      As reported........     $(2,780)              1,378          2,612
                         Pro forma..........      (2,867)              1,227          2,556

Basic earnings (loss)    As reported........     $  (.72)                .37            .70
   per share             Pro forma..........        (.75)                .33            .69

   The above pro forma net earnings (loss) and basic earnings (loss) per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. In order to perform this calculation, the following assumptions were made for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998, respectively: dividend yields of 1.25%, .66%, and .5%; risk-free interest rates of 6.50%, 5.12%, and 5.78%; expected volatilities of 33.6%, 34.3%, and 35.5%; and an expected holding period of four years.
   Pro forma net earnings (loss) reflects only options granted in fiscal years ended March 3, 1996 through the ten months ended December 31, 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) presented above because compensation cost occurs over the option vesting period, and compensation cost is not considered for options granted prior to March 4, 1995.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(6)      Employee Benefit Plans
---      ----------------------

   The Company and its subsidiary maintain defined benefit plans for employees covered by collective bargaining agreements. Retirement benefits are based on the employee's years of service multiplied by the appropriate monthly benefit amount. The Company's policy is to fund the Plans in compliance with applicable laws and regulations. Assets of the Company's defined benefit plans are primarily invested in publicly traded common stocks, corporate and government debt securities, and cash or cash equivalents.
   The benefit obligations for the Company's defined benefit plans were (in thousands):

                                                                   September        November
                                                                    30, 1999        30, 1998
                                                                   ---------        --------
Change in benefit obligation:
Benefit obligation at beginning of year..........................   $ 2,241           2,074
Benefit obligation assumed with Ermanco
    acquisition..................................................       334               -
Service cost (excluding administrative expenses).................        48              54
Interest cost....................................................       123             141
Actuarial (gain) loss............................................      (228)             46
Benefits paid....................................................       (68)            (74)
                                                                      -----           -----
Benefit obligation at end of year................................   $ 2,450           2,241
                                                                      =====           =====


    The fair value of the plan assets of the Company's defined benefit plans follows (in thousands):

                                                                   September        November
                                                                    30, 1999        30, 1998
                                                                   ---------        --------
Change in plan assets:
Fair value of plan assets at beginning of year...................   $ 3,320            2,581
Fair value of plan assets assumed
    with Ermanco acquisition.....................................       454                -
Actual return on plan assets.....................................      (319)             862
Expenses.........................................................       (58)             (49)
Benefits paid....................................................       (68)             (74)
                                                                      -----            -----
Fair value of plan assets at end of year.........................   $ 3,329            3,320
                                                                      =====            =====

    Accrued pension liability included in the Company's balance sheets at September 30, 1999 and November 30, 1998 were (in thousands):

                                                                   September        November
                                                                    30, 1999        30, 1998
                                                                   ---------        --------
Reconciliation to balance sheets:
Funded status:
Plan assets in excess of benefit obligation......................   $   759            1,079
Plan assets in excess of benefit obligation assumed
    with Ermanco acquisition.....................................       120                -
Unrecognized net actuarial gain..................................    (1,499)          (1,790)
Unrecognized net obligation......................................       (20)             (39)
Unrecognized prior service costs.................................       310              350
                                                                      -----            -----
Accrued benefit cost recognized in the Company's
    balance sheets...............................................   $  (330)            (400)
                                                                      =====            =====

                                                                              36

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(6)      Employee Benefit Plans (Continued)
---      ----------------------
     The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over 30 years. The net periodic pension expense for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998, includes the following components (in thousands):

                                                          For the Ten    For the Fiscal Years
                                                            Months              Ended
                                                            Ended        --------------------
                                                           December      February      March
                                                           31, 1999      28, 1999     1, 1998
                                                           --------      --------     -------
Service cost-benefits earned during the period..........    $   89           108          89
Interest cost on projected benefit obligation...........       123           141         129
Expected return on plan assets - increase...............      (151)         (144)       (123)
Amortization of net asset...............................       (18)          (22)        (22)
Amortization of prior service cost......................        40            48          40
Recognized net actuarial gain...........................       (33)          (11)          -
                                                             -----         -----       -----
Net periodic pension expense............................    $   50           120         113
                                                             =====         =====       =====

   The weighted average rates and actuarial assumptions used to develop the net periodic pension expense and the projected benefit obligation were:

                                                                                        As of
                                                            September     November     November
                                                             30, 1999     30, 1998     30, 1997
                                                            ---------     --------     --------

Discount rate........................................        7.0%-7.5%      6.75%        7.00%
Expected long-term rate of return
   on plan assets....................................        8.0%-8.5%      8.50%        8.50%

     The SI Easton operations has a multi-faceted defined contribution Retirement Savings Plan for employees not covered by its collective bargaining agreement. Salaried employees age 21 and above with at least one year of service are eligible to participate in the Plan. Under the 401(k) feature of the Plan, SI Easton contributes 2% of base pay to each eligible salaried employee's account and matches 50% of the first 4% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions in the form of cash as determined annually by the Board of Directors. Total expense for the Retirement Savings Plan was $186,000, $356,000, and $461,000 for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998, respectively.
     Ermanco also maintains 401(k) Retirement Savings Plans for substantially all employees who have completed at least 90 days of service. Ermanco's plans allow discretionary employer contributions, which are partially matched at a rate of 20% up to 1% of the employees' gross compensation. The contributions to the 401(k) plans during the period ended December 31, 1999 totaled $12,000.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(7)      Income Taxes
---      ------------

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                                                     For the Fiscal Years Ended
                                             For the Ten             --------------------------
                                             Months Ended            February 28,      March 1,
                                           December 31, 1999             1999            1998
                                           -----------------         ------------      --------

Federal    -  current...................      $  (365)                     828          1,236
           -  deferred..................         (777)                    (134)           (12)
                                                -----                    -----          -----
                                               (1,142)                     694          1,224
                                                -----                    -----          -----

State      -  current...................           27                      193            278
           -  deferred..................         (281)                     (31)           (12)
                                                -----                    -----          -----
                                                 (254)                     162            266
                                                -----                    -----          -----

Foreign    -  current...................            2                        -              -
                                                -----                    -----          -----
                                              $(1,394)                     856          1,490
                                                =====                    =====          =====

   The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                                                     For the Fiscal Years Ended
                                             For the Ten             --------------------------
                                             Months Ended            February 28,      March 1,
                                           December 31, 1999             1999            1998
                                           -----------------         ------------      --------


Computed tax expense (benefit) at
   statutory rate of 34%................      $(1,419)                    759           1,395
   Increase (reduction) in taxes
   resulting from:
     State income taxes, net of
       federal benefit..................         (167)                    108             176
     Equity in income of joint
       venture..........................          (58)                     (5)           (115)
     Change in the valuation
       allowance for deferred
        tax assets......................            -                     (43)              -
     Write-off of intangible assets.....          210                       -               -
     Miscellaneous items................           40                      37              34
                                                -----                   -----           -----
                                              $(1,394)                    856           1,490
                                                =====                   =====           =====

   The significant components of deferred income tax expense (benefit) are as follows (in thousands):

                                                                     For the Fiscal Years Ended
                                             For the Ten             --------------------------
                                             Months Ended            February 28,      March 1,
                                           December 31, 1999             1999            1998
                                           -----------------         ------------      --------

Deferred tax benefit
   (exclusive of change in
   valuation allowance).................      $(1,058)                  (122)             (24)
Decrease in the valuation allowance
   for deferred tax assets..............            -                    (43)               -
                                                -----                  -----            -----
                                              $(1,058)                  (165)             (24)
                                                =====                  =====            =====

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(7)      Income Taxes  (Continued)
---      ------------  -----------

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and February 28, 1999 are presented below (in thousands):

                                                                    December 31,    February 28,
                                                                       1999             1999
                                                                    ------------    ------------
Deferred tax assets:
   Net operating and built-in loss carryforward
     (expiring in 2007).........................................     $   410              345
   Inventories, principally due to book reserves
     not yet deductible for tax purposes, and
     additional costs inventoried for tax purposes
     pursuant to uniform capitalization rules...................         473              526
   Accrued warranty costs.......................................         328              187
   Accrued pension costs........................................         174              154
   Accruals for other book expenses, not yet deductible
     for tax purposes...........................................       1,341              256
                                                                       -----            -----
       Total gross deferred tax assets..........................       2,726            1,468
       Less valuation allowance.................................         460              460
                                                                      ------            -----
       Net deferred tax assets..................................       2,266            1,008
                                                                       -----            -----

Deferred tax liabilities:
   Plant and equipment, principally due to
     differences in depreciation................................         (96)             (98)
   Amortization.................................................         (76)               -
   Other      ..................................................        (150)            (135)
                                                                      -------           -----
       Total gross deferred tax liabilities.....................        (322)            (233)
                                                                      ------            -----
       Net deferred tax assets..................................  $    1,944              775
                                                                       =====            =====

   Net deferred tax assets totaling $111,000 were acquired as a result of temporary differences in the MAC acquisition which occurred in April 1999.
   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1999.


(8)      Settlement of Litigation
---      ------------------------

   In April, 1996, a competitor filed suit against the Company and its SI/BAKER joint venture, alleging that certain of the products of SI/BAKER infringed a patent held by the competitor.
   On December 20, 1996, a Settlement Agreement was reached between the Company, SI/BAKER, and the competitor. The competitor dismissed the action and granted a license to SI/BAKER for certain of its products. In exchange for the license, SI/BAKER agreed to dismiss its counterclaims and pay a royalty. On December 31, 1996, SI/BAKER satisfied a $600,000 liability under the Settlement Agreement relative to systems installed to date.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


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


(9)    Contingencies
---    -------------

   The Company is guarantor (not to exceed $1,000,000) of one-half of SI/BAKER's borrowings under a line of credit which had no outstanding balance at December 31, 1999.
   The Company is presently engaged in certain legal proceedings, which management believes present no significant risk of material loss to the Company.


(10)       Commitments and Related Party Transactions
----       ------------------------------------------

   Ermanco's principal offices and manufacturing facility are located in a 113,000 square foot steel building in Spring Lake, Michigan. The building is leased from an organization that is affiliated with Ermanco and SI Handling Systems, Inc. through common officers. The leasing agreement requires fixed monthly rentals of $28,000 (with annual increases of 2.5%) plus a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment of all taxes, insurance, and other ownership related costs of the property. The lease expires on October 31, 2003.
   The Company also leases certain automobiles and office equipment, office space, computer equipment, and software under various operating leases with terms extending through June 2004.
   Financing agreements related to the lease of computer software have been recorded as capital leases. These agreements had a total initial contract value of $36,000.
   Total rental expense, including short-term leases, in the ten months ended December 31, 1999, and in the fiscal years ended February 28, 1999 and March 1, 1998, approximated $199,000, $37,000, and $81,000, respectively.
   Future minimum rental commitments at December 31, 1999 are as follows (in thousands):


                                                            Capital         Operating
                                                             Leases           Leases
                                                            -------         ---------
  2000.................................................     $   19              573
  2001.................................................         10              483
  2002.................................................          5              396
  2003.................................................          -              316
  2004.................................................          -                7
                                                             -----            -----
  Total minimum lease payments.........................         34            1,775
                                                                              =====
  Less:  amounts representing interest.................          5
                                                             -----
  Net minimum lease payments...........................         29
  Less:  current portion...............................         16
                                                             -----
  Long-term capital lease obligations..................    $    13
                                                             =====

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(10)     Commitments and Related Party Transactions (Continued)
----     ------------------------------------------

   In October 1996, the Company entered into an exclusive licensing agreement that requires payment of royalties based on the number of machines sold, with minimum royalties each year through September 2001 in order to prevent cancellation of the agreement by the licensor. Future minimum royalties payable are as follows (in thousands):

  2000.................................................    $  25
  2001.................................................       25

   In February 1999, the Company entered into an exclusive licensing agreement that requires payment of royalties based on the contract value of systems sold, with targeted royalties each year through February 2004, in order to maintain exclusivity and prevent cancellation of the agreement by the licensor. Future targeted royalties payable are as follows (in thousands):

  2000.................................................    $  40
  2001.................................................      105
  2002.................................................      150
  2003.................................................      210
  2004.................................................      270

   To complete the acquisition of Ermanco, the Company issued $3,000,000 in subordinated promissory notes to the stockholders of Ermanco. See Note 4 of the Notes to Consolidated Financial Statements for more information on the promissory notes issued to the fourteen stockholders of Ermanco, 13 of whom continue to be employees, and one is a director of the Company.

   Employment agreements were entered into with the Company's President and Chief Executive Officer and Ermanco's President and three other officers of its Ermanco subsidiary. Each of the agreements has varying terms, none of which exceeds three years. They provide for each party to guaranteed annual compensation during the term of the employment agreements, participate in the subsidiary's bonus plans, plus usual and customary fringe benefits associated with being an employee of the Company.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(11)     Cash Flow Information
----     ---------------------

   Supplemental disclosures of cash flow information for the ten months ended December 31, 1999 and for the fiscal years ended February 28, 1999 and March 1, 1998 are as follows (in thousands, except share data):

                                                                     For the Fiscal Years Ended
                                              For the Ten            --------------------------
                                             Months Ended            February 28,     March 1,
                                           December 31, 1999             1999           1998
                                           -----------------         -----------     ----------

Supplemental disclosures of cash flow
  information:
    Cash paid for:
       Interest...........................    $      7                      19             11
                                                ======                  ======         ======

       Income taxes.......................    $  1,030                     991          1,576
                                                ======                  ======         ======


Supplemental disclosures of noncash
  investing and financial activities:
     Issuance of 2,850 common shares
       in exchange for 1,493 common
       shares delivered to the Company
       by an officer in connection with
       the employee incentive stock
       option plan........................    $     16                       -              -
                                                ======                  ======         ======

     Issuance of 20,897 common shares
       in exchange for 8,228 common
       shares delivered to the Company
       by officers in connection with the
       employee incentive stock
       option plan........................    $      -                     112              -
                                                ======                  ======         ======

     Issuance of 18,225 common shares
       in exchange for 8,064 common
       shares delivered to the Company
       by officers in connection with the
       employee incentive stock
       option plan.......................     $      -                       -             88
                                                ======                  ======         ======

     Issuance of 481,284 common shares
       for the Ermanco acquisition........    $  4,500                       -              -
                                                ======                  ======         ======

     Issuance of $14,000 of term debt
       for the Ermanco acquisition........    $ 14,000                       -              -
                                                ======                  ======         ======

     Issuance of $3,000 in subordinated
       notes payable in connection with
       the Ermanco acquisition............    $  3,000                       -              -
                                                ======                  ======         ======

     Additional consideration and costs
       payable in connection with
       the Ermanco acquisition............    $    231                       -              -
                                                ======                  ======         ======

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(12)     Joint Ventures
----     --------------

   The Company has entered into various transactions with SI/BAKER as follows:

                                                                    December 31,      February 28,
                                                                        1999              1999
                                                                    ------------      ------------

SI/BAKER, INC., 50% owned by the Company:
Balance Sheets Data (in thousands) -
   Amount included in notes and other receivables................     $    31                41
   Amount included in costs and estimated
     earnings in excess of billings..............................          64                10
   Investment in SI/BAKER........................................       1,256             1,041
   Amount included in accounts payable...........................          21                 -

                                                                     For the Fiscal Years Ended
                                             For the Ten             --------------------------
                                             Months Ended            February 28,     March 1,
                                           December 31, 1999             1999           1998
                                           -----------------         ------------    ----------

Statements of Operations Data
   (in thousands):
   Systems and services sold under
     various subcontracts...............       $   237                     463          1,120
   Services purchased for resale
     under various subcontracts.........            60                       -              -
   Reimbursement for administrative
     and other services provided........           116                     113             98
   Other income, net....................           210                     161            400

   Information pertaining to the Company's investment in the SI/BAKER joint venture is as follows (in thousands):

Balance at March 2, 1997.............................................................  $   606
Equity in net earnings...............................................................      421
                                                                                         -----
Balance at March 1, 1998.............................................................    1,027
Equity in net earnings...............................................................       14
                                                                                         -----
Balance at February 28, 1999.........................................................    1,041
Equity in net earnings...............................................................      215
                                                                                         -----
Balance at December 31, 1999.........................................................  $ 1,256
                                                                                         =====


   Undistributed earnings of SI/BAKER (less related deferred tax expenses) at December 31, 1999 and February 28, 1999 were $1,067,000, and $864,000, respectively.

   Summary financial information and operating results for the SI/BAKER joint venture are set forth in the following table (in thousands):

                                                                     December 31,      February 28,
                                                                        1999              1999
                                                                    ------------      ------------

Current assets....................................................    $  6,985            4,960
Property, plant and equipment.....................................          73               81
Other assets......................................................          42              263
Current liabilities...............................................       4,587            3,099
Long-term liabilities.............................................            -             123
                                                                      ---------           -----
Net assets........................................................      $2,513            2,082
                                                                         =====            =====


                                                                    For the Fiscal Years Ended
                                             For the Ten             --------------------------
                                             Months Ended            February 28,     March 1,
                                           December 31, 1999             1999           1998
                                           -----------------         ------------    ----------
Net sales...............................       $10,495                  8,056           19,979
                                                ======                  =====           ======

Net earnings............................       $   431                     28              843
                                                ======                  =====           ======

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(12)     Joint Ventures (Continued)
----     --------------

   Operations of the SI-Egemin joint venture were not material to the Company during the ten months ended December 31, 1999.


(13)     Major Segments of Business
----     --------------------------

   Operating segments are defined as components of an enterprise in which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company identified such segments based on both management responsibility and types of products offered for sale.
   On September 30, 1999, the Company completed the acquisition of Ermanco Incorporated. Prior to the acquisition, the Company operated in one major market segment. See Note 1 of Notes to Consolidated Financial Statements for a discussion on the Company's Description of Business. With the addition of the Ermanco operations, the Company now operates in two major market segments, and products are sold worldwide as follows (in thousands):

For the ten months ended                         Automated Material     Conveyor
December 31, 1999:                                Handling Systems       Systems        Total
---------------------------                      ------------------     ---------     ---------

Sales.......................................         $ 33,444             7,664        41,108
Earnings (loss) before
   interest expense, interest income, equity
   in income of joint ventures, and
   income taxes.............................           (4,620)              629        (3,991)
Total assets................................           16,525            28,881        45,406
Capital expenditures........................              206                92           298
Depreciation and amortization expense.......              430               191           621

   Geographic segment information was as follows (in thousands):

For the ten months ended
December 31, 1999:                       Domestic      Europe and Asia       Canada       Total
---------------------------              --------      ---------------       ------     ---------
Sales...........................          $39,574             864              670        41,108
Earnings (loss) before
   interest expense, interest income,
   equity in income of joint ventures,
   and income taxes.............           (3,991)              -                -        (3,991)
Total assets....................           45,406               -                -        45,406
Capital expenditures............              298               -                -           298
Depreciation and
   amortization expense.........              621               -                -           621

  Intersegment sales for the ten months ended December 31, 1999 totaled $30,000.


(14)     Subsequent Events
----     -----------------

   In February 2000, the Company announced a restructuring of the SI Easton operations, aimed at profit improvement. These actions involved a reduction of approximately 20% of the workforce. The Company incurred a charge, primarily for severance costs, to first quarter earnings of approximately $400,000.
   On March 30, 2000, the Company received a waiver of certain loan covenants as well as an amendment to the term loan and line of credit agreements relative to future covenant requirements, a variable term loan interest rate increase to LIBOR plus 3%, and limitations on cash payments of interest on subordinated debt.
                                                                              44

                                                                     Schedule II
SI HANDLING SYSTEMS, INC. AND SUBSIDIARY                             -----------
VALUATION AND QUALIFYING ACCOUNTS
For the Ten Months Ended December 31, 1999, and for the Fiscal Years Ended
  February 28, 1999 and March 1, 1998 (in thousands)

                                                                        Additions
                                                                         Due to          Additions
                                                        Balance At     Acquisition      Charged To                      Balance
                                                        Beginning       of Ermanco       Costs And                      At End
                                                         Of Year       Incorporated      Expenses       Deductions      Of Year
                                                         -------       ------------      ---------      ----------     --------

Ten months ended December 31, 1999:
     Reserve for inventory loss....................      $   854              79            508            500 (a)       941 (b)
     Reserve for product warranty..................          486              51            486 (c)        120 (d)       903 (e)
     Allowance for doubtful receivables............            -              48              6              -            54
                                                           -----           -----          -----          -----         -----
                                                         $ 1,340             178          1,000            620         1,898
                                                           =====           =====          =====          =====         =====

Fiscal year ended February 28, 1999:
     Reserve for inventory loss....................      $   790               -             98             34 (a)       854 (b)
     Reserve for product warranty..................           75               -            447 (c)         36 (d)       486 (e)
     Allowance for doubtful receivables............            -               -              -              -             -
                                                           -----           -----          -----          -----         -----
                                                         $   865               -            545             70         1,340
                                                           =====           =====          =====          =====         =====
Year ended March 1, 1998:
     Reserve for inventory loss....................      $   745               -             71             26 (a)       790 (b)
     Reserve for product warranty..................          180               -             75 (c)        180 (d)        75 (e)
     Allowance for doubtful receivables............            -               -             35             35             -
                                                           -----           -----          -----          -----         -----
                                                         $   925               -            181            241           865
                                                           =====           =====          =====          =====         =====

(a)  Inventory  items  disposed of, net of salvage  proceeds.
(b)  Allowance is reflected in the net inventory on the balance sheet.
(c)  Costs include materials and incidental costs, but exclude any services.
(d)  Payments of warranty costs and reversal of unused expired warranty reserve.
(e)  Included in accrued other liabilities.

                                    PART III
                                    --------

   Part III, except for certain information relating to Executive Officers listed below, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the ten months ended December 31, 1999, a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

Executive Officers of the Registrant
   The names, ages, and offices with the Company of its executive officers are as follows:


         Name             Age                               Office
         ----             ---                               ------

William R. Johnson         53         President and Chief Executive Officer, Director

Leon C. Kirschner          60         Corporate Vice President, President-Ermanco, Director

William J. Casey           56         Executive Vice President

William F. Moffitt         50         Vice President - Finance, Chief Financial
                                        Officer and Treasurer

Thomas M. Pinkin           50         Vice President - Sales

James L. Thatcher          56         Vice President - Operations

Ronald J. Semanick         38         Controller and Secretary

     Mr. Johnson was appointed President and a Director on March 29, 1999 and Chief Executive Officer of the Company on July 21, 1999. From 1977 to 1998, Mr. Johnson was employed by Rockwell Automation. He was Senior Vice President of their Reliance Electric Motor Group. From 1968 to 1977, Mr. Johnson was employed by Electric Machinery Manufacturing Company where he was an engineering manager.
     Mr. Kirschner joined the Company upon the acquisition of Ermanco Incorporated on September 30, 1999. He was appointed as Director and Corporate Vice President of SI Handling Systems, Inc. and President of Ermanco. Previously, he had served as President of Ermanco (1983 - 1999), and Senior Vice President of W & H Systems, Inc. (1968 - 1983).
     Mr. Casey was appointed Executive Vice President of the Company on November 10, 1999, and previously held the position of Vice President - Production & Assembly Systems. He has served the Company in several capacities, including Vice President - Sales, Director Field Sales, Estimating Supervisor, Manager of Lo-Tow Systems, and Mid-Atlantic Regional Sales Manager. Mr. Casey joined the Company in February 1965.
     Mr. Moffitt was appointed Vice President - Finance of the Company on October 25, 1999. Prior to joining the Company, he was employed by Met-Pro (1986
- 1998) as the Vice President - Finance, Secretary/Treasurer and Chief Financial Officer, and as a Director. Previously, he was employed by IU International in various capacities.
     Mr. Pinkin was appointed Vice President Sales of the Company on December 13, 1999. He was previously employed by Crisplant, Inc. as a Business Development Manager (1997 - 1999), and by Forte Industries (1993 - 1996) as a Corporate Marketing Manager.
     Mr. Thatcher was appointed Vice President - Operations of the Company on November 10, 1999 and previously held the position of Vice President - Warehousing & Distribution Systems. He has served the Company in several key positions including Vice President - Manufacturing & Assembly Services and Customer & Software Services, Director-Operations, Project Engineer, Project Manager, and Director-Customer Service. He joined the Company in August 1970 as an engineer.
     Mr. Semanick was appointed Secretary of the Company by the Board of Directors on July 13, 1994. Currently, Mr. Semanick is the Company's Controller and previously held the positions of Manager of Financial Accounting, Senior Financial Accountant, and Financial Accountant. Prior to joining the Company in 1985, Mr. Semanick was employed as a Certified Public Accountant by Arthur Andersen & Company of Philadelphia, Pennsylvania.

         All executive officers hold office at the pleasure of the Board of Directors.

                                     PART IV
                                     -------


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------   ---------------------------------------------------------------

   (a) 1. and 2. An index to the consolidated financial statements of the Company and the consolidated financial statement schedule is included in Item 8. In addition, Schedule A relating to the SI/BAKER, INC. joint venture is filed under 14(c) below.

       3.  Exhibits:
           2.1 Stock Purchase Agreement dated as of August 6, 1999 among SI Handling Systems, Inc., Ermanco Incorporated, and the stockholders of Ermanco Incorporated (incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarterly period ended August 29, 1999).
           3.1      Amended and Restated Articles  (incorporated by reference to
                    Exhibit 3.1 to Form 10-Q for the quarterly period ended August 31, 1997).
           3.2      Amended and Restated  Bylaws  (incorporated  by reference to
                    Exhibit 99.2 to the Company's Registration Statement on Form S-8, filed on August 14, 1996 [No. 333-10181]).
           4.1 Form of Subordinated Promissory Note payable to the Stockholders of Ermanco Incorporated dated September 30, 1999 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 15, 1999).
           10.1 Revolving Credit Agreement dated July 22, 1993 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.2 Amendment to Revolving Credit Agreement dated April 28, 1995 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.4 1992 Incentive Stock Option Plan, Amended and Restated, Effective as of July 16, 1997* (incorporated by reference to
                    Exhibit 10.4 to Form 10-Q for the quarterly period ended August 31, 1997).
           10.5 Executive Officer Incentive Plan* (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.6 Directors' Deferred Compensation Plan* (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-8 [No.
                    333-10181]).
           10.7     1997 Equity Compensation Plan* (incorporated by reference to
                    Exhibit 10.7 to the Company's Registration Statement on Form S-8 [No. 333-36397]).
           10.8 Joint Venture Agreement and Governing Documents Relating to SI/BAKER, INC. (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.9 Second Amendment to the Joint Venture Agreement Relating to SI/BAKER, INC. (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended February 28, 1999).
           10.10 Executive Employment Agreement with William R. Johnson dated March 29, 1999* (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarterly period ended May 30, 1999).
           10.11 Employment Agreement with Leon C. Kirschner* (incorporated by reference to Exhibit 10.11 to Form 8-K filed on October 15, 1999).
           10.12 Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.12 to Form 8-K filed on October 15,
                    1999).
           10.13 Promissory Note related to the Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.13 to Form 8-K filed on October 15, 1999).

                               -------


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------   ---------------------------------------------------------------
             (Continued)


           10.14 Term Loan Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to
                    Exhibit 10.14 to Form 8-K filed on October 15, 1999).
           10.15 Promissory Note related to the Term Loan Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.15 to Form 8-K filed on October 15, 1999).
           10.16 Escrow Agreement entered into September 30, 1999 by and among SI Handling Systems, Inc., the stockholders of Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.16 to Form 8-K filed on October 15,
                    1999).
           11.1   Statement  regarding  computation of per share earnings (loss)
                  (see Note 1 of Notes to Consolidated Financial Statements).
           21     Subsidiaries of the Registrant.
           23     Consent of Independent Auditors.
           27     Financial Data Schedule (in electronic format only).

           * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

   (b) Reports on Form 8-K.
         During the quarter ended December 31, 1999, Form 8-K/A's were filed on December 14, 1999 and December 17, 1999. The filings pertained to the pro forma financial information and audited financial statements of Ermanco Incorporated. Closing of the acquisition occurred on September 30, 1999.

   (c) Exhibits 21, 23, and 27 are filed with this report.

   (d) Schedule A - SI/BAKER, INC. Financial Statements and Independent Auditors' Report Thereon.

                                                                      Schedule A
                                                                      ----------










                                 SI/BAKER, INC.

                              Financial Statements
                     December 31, 1999 and February 28, 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





The Board of Directors SI/BAKER, INC.:

   We have audited the accompanying balance sheets of SI/BAKER, INC. as of December 31, 1999 and February 28, 1999, and the related statements of operations, stockholders' equity, and cash flows for the ten months ended
December 31, 1999, and the years ended February 28, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SI/BAKER, INC. as of December 31, 1999 and February 28, 1999, and the results of its operations and its cash flows for the ten months ended December 31, 1999, and the years ended February 28, 1999 and 1998, in conformity with generally accepted accounting principles.

                                            /s/ KPMG LLP

                                            KPMG LLP


Allentown, Pennsylvania
March 7, 2000

SI/BAKER, INC.
Balance Sheets
December 31, 1999 and February 28, 1999
  (In Thousands, Except Share Data)

                                                            December 31,         February 28,
                                                                1999                 1999
                                                            ------------         ------------

Assets
------

Current assets:
   Cash and cash equivalents, principally
      time deposits.......................................      $2,895                154
                                                                 -----              -----

   Receivables:
      Trade...............................................       1,358              1,658
      Other receivables...................................         129                238
                                                                 -----              -----
         Total receivables................................       1,487              1,896
                                                                 -----              -----

   Costs and estimated earnings in
      excess of billings..................................       2,159              2,516

   Deferred income tax benefits...........................         391                258
   Prepaid expenses and other current assets..............          53                136
                                                                 -----              -----
      Total current assets................................       6,985              4,960
                                                                 -----              -----

Machinery and equipment, at cost..........................         194                176
   Less: accumulated depreciation.........................         121                 95
                                                                 -----              -----
      Net machinery and equipment.........................          73                 81
                                                                 -----              -----

Equipment leased to customer..............................         487                487
   Less:  accumulated depreciation........................         467                370
                                                                 -----              -----
      Net equipment leased to customer....................          20                117
                                                                 -----              -----

Deferred income tax benefits..............................          22                 51
                                                                 -----              -----

Other assets..............................................           -                 95
                                                                 -----              -----

         Total assets.....................................     $ 7,100              5,304
                                                                 =====              =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Balance Sheets
December 31, 1999 and February 28, 1999
  (In Thousands, Except Share Data)


                                                            December 31,         February 28,
                                                                1999                 1999
                                                            ------------         ------------


Liabilities

Current liabilities:
   Notes payable to bank..................................      $    -               500
                                                                 -----             -----

   Accounts payable:
      Trade...............................................         739               510
      Affiliated companies................................          64                15
                                                                 -----             -----
         Total accounts payable...........................         803               525
                                                                 -----             -----

   Customers' deposits and billings in excess of
      costs and estimated earnings........................       2,114              1,104
   Accrued salaries, wages, and commissions...............         247                 91
   Income taxes payable...................................         143                  -
   Accrued royalties payable..............................         361                209
   Accrued product warranties.............................         842                660
   Accrued other liabilities..............................          77                 10
                                                                 -----              -----
         Total current liabilities........................       4,587              3,099
                                                                 -----              -----

Deferred compensation.....................................           -                123
                                                                 -----              -----

Stockholders' equity:
   Common stock, $1 par value; authorized 1,000
      shares; issued and outstanding 200 shares...........           -                  -
   Additional paid-in capital.............................         200                200
   Retained earnings......................................       2,313              1,882
                                                                 -----              -----
         Total stockholders' equity.......................       2,513              2,082
                                                                 -----              -----

         Total liabilities and stockholders'
             equity.......................................     $ 7,100              5,304
                                                                 =====              =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Operations
For the Ten Months Ended December 31, 1999, and For The Fiscal Years Ended
   February 28, 1999 and 1998
      (In thousands)


                                               December 31,      February 28,     February 28,
                                                   1999              1999             1998
                                               ------------      ------------     ------------

Net sales....................................     $ 10,495           8,056            19,979
Cost of sales................................        8,326           6,376            16,781
                                                    ------          ------            ------
   Gross profit on sales.....................        2,169           1,680             3,198
                                                    ------          ------            ------

Selling, general and
   administrative expenses...................          984             920               981
Product development costs....................          200             399                 3
Royalty expense to parent
   companies.................................          420             322               800
Interest income..............................          (85)            (17)              (29)
Interest expense.............................            4              72               129
Other income, net............................          (98)            (85)             (106)
                                                    ------          ------            ------
                                                     1,425           1,611             1,778
                                                    ------          ------            ------

Earnings before income taxes.................          744              69             1,420
Income tax expense...........................          313              41               577
                                                    ------          ------            ------
     Net earnings............................    $     431              28               843
                                                    ======          ======            ======





SI/BAKER, INC.
Statements Of Stockholders' Equity
For the Ten Months Ended December 31, 1999, and For The Fiscal Years Ended
   February 28, 1999 and 1998
     (In thousands)

                                                  Additional                     Total
                                       Common      Paid-In       Retained     Stockholders'
                                        Stock      Capital       Earnings        Equity
                                       ------     ----------     --------     --------------
Balance at February 28, 1997.......... $    -          200         1,011          1,211
Net earnings..........................      -            -           843            843
                                        -----        -----         -----          -----
Balance at February 28, 1998..........      -          200         1,854          2,054
Net earnings..........................      -            -            28             28
                                        -----        -----         -----          -----
Balance at February 28, 1999..........      -          200         1,882          2,082
Net earnings..........................      -            -           431            431
                                        -----        -----         -----          -----
Balance at December 31, 1999.......... $    -          200         2,313          2,513
                                        =====        =====         =====          =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Cash Flows
For the Ten Months Ended December 31, 1999, and For The Fiscal Years Ended
   February 28, 1999 and 1998
     (In thousands)

                                                 December 31,      February 28,      February 28,
                                                    1999               1999              1998
                                                -------------      ------------      ------------
Cash flows from operating activities:
   Net earnings.............................       $   431               28               843
   Adjustments to reconcile net earnings
      to net cash provided by
      operating activities:
         Depreciation of machinery and
             equipment and leased equipment            123              152               145
   Changes in operating assets  and liabilities:
         Receivables........................           409            1,036            (1,192)
         Costs and estimated earnings in
             in excess of billings..........           357              747               848
         Inventories........................             -              118               (82)
         Deferred income taxes..............          (104)              35                29
         Prepaid expenses and other
             current assets.................            83             (118)               69
         Other assets.......................            95              (38)              (57)
         Accounts payable...................           278             (502)           (1,249)
         Customers' deposits and
             billings in excess of costs
             and estimated earnings.........         1,010             (636)              961
         Accrued salaries, wages, and
             commissions....................           156             (322)              160
         Income taxes payable...............           143              (44)               44
         Accrued royalties payable..........           152              (79)              (31)
         Accrued product warranties.........           182             (139)              336
         Accrued other liabilities..........            67              (33)             (108)
         Deferred compensation..............          (123)              12                57
                                                     -----            -----             -----
             Net cash provided
                by operating activities.....         3,259              217               773
                                                     -----            -----             -----

Cash flows from investing activities:
   Additions to machinery and
      equipment.............................           (18)             (51)              (19)
                                                     -----            -----             -----

Cash flows from financing activities:
   Repayment of notes payable
      to bank   ............................          (500)            (400)             (850)
                                                     -----            -----             -----

Increase (decrease) in cash and
   cash equivalents.........................         2,741             (234)              (96)
Cash and cash equivalents,
   beginning of year........................           154              388               484
                                                    ------            -----             -----
Cash and cash equivalents,
   end of year  ............................       $ 2,895              154               388
                                                     =====            =====             =====

Supplemental disclosure of cash
  flow information:
      Cash paid during the year for:
         Income taxes.......................       $     2              324               479
                                                     =====            =====             =====
         Interest...........................       $     3               71               126
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

SI/BAKER, INC.
Notes To Financial Statements


Note 1:       Organization, Description of Business, and Summary of
-------       -----------------------------------------------------
              Significant Accounting Policies
              -------------------------------

Organization, Description of Business, and Concentration of Credit Risk
     During March, 1993, SI Handling Systems, Inc. and Automated Prescription Systems, Inc. formed a joint venture, SI/BAKER, INC. (the "Company" or "joint venture"). On September 29, 1998, McKesson HBOC, Inc. [NYSE:MCK], a healthcare supply management company, announced the completion of its acquisition of Automated Prescription Systems, Inc. Automated Prescription Systems, Inc. was renamed McKesson Automated Prescription Systems, Inc. ("McKesson APS"). The joint venture draws upon the automated materials handling systems experience of SI Handling Systems, Inc. and the automated pill counting and dispensing products of McKesson APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
 The Company designs and installs computer controlled, fully automated, integrated systems for managed care and central fill pharmacy operations. The Company's systems are viewed as labor saving devices which address the issues of improved productivity and cost reduction. Systems can be expanded as customers' operations grow and they may be integrated with a wide variety of components to meet specific customer needs.
   Although the Company is not dependent on any single customer, much of its revenue is derived from contracts to design and install systems for managed care and central fill pharmacy operations for North American corporations and the federal government. In the ten months ended December 31, 1999, two customers accounted for revenues of $3,608,000 and $2,700,000, respectively. In the fiscal year ended February 28, 1999, two customers accounted for revenues of $2,671,000 and $928,000, respectively. In the fiscal year ended February 28, 1998, four customers accounted for revenues of $6,042,000, $3,045,000, $3,003,000, and $2,358,000, respectively. No other customer accounted for over 10% of revenues.
   The Company's systems are sold on a fixed price basis. Contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has met contractual specifications. As of December 31, 1999, two customers owed the Company $557,000 and $536,000, respectively. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

Fiscal Year
-----------
   On November 4, 1999, the Board of Directors of the Company approved an amendment to the Company's Bylaws to change the fiscal year end from the last day of February to December 31. For the year ended December 31, 1999, the fiscal year consisted of ten months. Prior to the recent change in the Bylaws, each of the fiscal years ended February 28, 1999 and 1998 consisted of twelve months.

Use of Estimates
----------------
   The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments
---------------------
   The Company  believes  that the market  values of its  financial  instruments
approximate   their  carrying  values  due  to  the  short-term  nature  of  the instruments.

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

Equipment Leased To Customer
----------------------------
   Equipment leased to customer represents the accumulated costs associated with robotic, computer hardware, and prescription filling equipment that was leased to a customer during the first quarter of the fiscal year ended February 28, 1997. The lease, with an initial lease period of one year amounting to $139,000, also provides for a series of three one-year renewal options by the lessee, and a buyout provision at the end of the fourth year. The customer has exercised the three one-year renewal options. The equipment is depreciated, for financial statement purposes, on the straight-line method over its estimated useful life of four years.

Sales Contracts
---------------
   Profits on sales contracts are recorded on the basis of estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the total contract price is accrued, which is allocable to contract expenditures incurred and work performed, on the basis of the ratio of aggregate costs to date to the most recent estimate of total costs at completion. As these contracts may extend over one or more fiscal years, generally no more than two fiscal years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

Warranty
--------
   The Company's products are warranted against defects in materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs based upon a percentage of net sales.

Product Development Costs
-------------------------
   The Company expenses product development costs as incurred.

Royalty Arrangement
-------------------
   During the fiscal year ended February 28, 1995, an amendment to the joint venture investment agreement was adopted to compensate each member company at a rate of 2% of gross sales for marketing and sales efforts on behalf of SI/BAKER, INC. The expense is included as royalty expense to parent companies in the Company's Statements of Operations.
   The Company receives a royalty from McKesson APS based on the monthly lease rates for all cells, counters, cassettes, and any other McKesson APS equipment leased to customers in the Company's defined market segment since the inception of SI/BAKER on March 1, 1993. The royalty received by the Company is included in other income.

SI/BAKER, INC.
Notes To Financial Statements (Continued)


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

Recently Issued Accounting Pronouncements
-----------------------------------------
   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for fiscal years beginning after December 15, 1998, and establishes criteria for capitalizing certain internal use software costs. The adoption of this statement did not have a material impact on the Company's financial statements.
   In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which is effective for fiscal years beginning after December 15, 1998, and provides guidance on the expensing of costs of start-up activities as these costs are incurred. The adoption of this statement did not have a material impact on the Company's financial statements.
   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." The statement, as amended, is effective for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. It is not expected that the adoption of this statement will have a material impact on the Company's financial statements.


Note 2:       Uncompleted Contracts
-------       ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows at December 31, 1999 and February 28, 1999 (in thousands):

                                                              December 31,        February 28,
                                                                  1999                1999
                                                              ------------        ------------
Costs incurred on uncompleted contracts...................      $ 29,048             22,778
Estimated earnings........................................         7,713              5,212
                                                                  ------             ------
                                                                  36,761             27,990
Less:  billings to date...................................        36,716             26,578
                                                                  ------             ------
                                                                $     45              1,412
                                                                  ======             ======


Included in accompanying balance sheets under
  the following captions:
     Costs and estimated earnings in excess
       of billings........................................      $  2,159              2,516
     Customers' deposits and billings in excess
       of costs and estimated billings....................        (2,114)            (1,104)
                                                                  ------             ------
                                                                $     45              1,412
                                                                  ======             ======

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 3:       Short-Term Bank Borrowings and Compensating Balances
-------       ----------------------------------------------------

   On March 4, 1996, the Company established a $2,500,000 Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the Facility, the Company's parent companies have each provided a limited guarantee and surety in the amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. During the fiscal year ended February 28, 1998, the Bank increased the Company's borrowing availability to $3,000,000 and extended the expiration date of the Facility. The Facility contains various covenants and requires the maintenance of a net worth ratio. The Company was in compliance with all covenants during the ten months ended December 31, 1999. The Facility has an expiration date of August 31, 2000.
   As of December 31, 1999, there was no debt outstanding under the Facility. Interest on the Facility is at the Bank's prime rate of interest minus one percent (7.5% as of December 31, 1999) or the LIBOR-based rate plus one and three-quarters percent.
   As of February 28, 1999, the Company's related debt outstanding under the Facility was $500,000. The Company repaid its outstanding debt under the Facility on March 18, 1999.


Note 4:       Employee Benefit Plan
-------       ---------------------

   The Company has a multi-faceted defined contribution Retirement Savings Plan. Employees age 21 and above with at least one year of service are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company contributes 2% of base pay to each eligible salaried employee's account and, in addition, matches 50% of the first 4% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions determined annually by the Board of Directors. Total expense for the Retirement Savings Plan was $67,000, $47,000, and $35,000 for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and 1998, respectively.

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 5:       Income Taxes
-------       ------------

   The provision for income tax expense (benefit) consists of the following (in thousands):

                                                                       For the Fiscal Years
                                                 For the Ten           Ended February 28,
                                                 Months Ended          ---------------------
                                               December 31,1999        1999             1998
                                               ----------------        ----             ----
Federal    -  current..........................    $ 322                  5              436
           -  deferred.........................      (83)                28               23
                                                     ---                ---              ---
                                                     239                 33              459
                                                     ---                ---              ---

State      -  current..........................       95                  1              112
           -  deferred.........................      (21)                 7                6
                                                     ---                ---              ---
                                                      74                  8              118
                                                     ---                ---              ---
                                                   $ 313                 41              577
                                                     ===                ===              ===

   A reconciliation between the U. S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                                                       For the Fiscal Years
                                                 For the Ten           Ended February 28,
                                                 Months Ended          ---------------------
                                               December 31,1999        1999             1998
                                               ----------------        ----             ----

Computed tax expense at statutory
   rate of 34%  ...............................    $ 253                 23              483
Increase in taxes resulting from:
   State income taxes, net of
     federal benefit...........................       49                  5               78
   Miscellaneous items.........................       11                 13               16
                                                     ---                ---              ---
                                                   $ 313                 41              577
                                                     ===                ===              ===

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and February 28,1999 are presented below (in thousands):

                                                                 December 31,     February 28,
                                                                     1999             1999
                                                                 ------------     ------------
Deferred tax assets:
   Accruals of book costs, not yet
     deductible for tax purposes...........................         $ 408              318
   Machinery and equipment, principally
     due to differences in depreciation....................            22                3
                                                                      ---              ---
       Total gross deferred tax assets.....................           430              321
                                                                      ---              ---

Deferred tax liabilities:
   Other        ...........................................            17               12
                                                                      ---              ---
       Total gross deferred tax liabilities................            17               12
                                                                      ---              ---
       Net deferred tax asset..............................         $ 413              309
                                                                      ===              ===

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 1999.

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


Note 7:       Commitments
-------       -----------

   Total rental expense, including short-term leases, for the ten months ended December 31, 1999 and the fiscal years ended February 28, 1999 and 1998 approximated $74,000, $66,000, and $47,000, respectively.
   Future minimum rental commitments at December 31, 1999 under operating leases for office space is as follows (in thousands):

                  2000...........................$ 70,000
                  2001...........................  70,000
                  2002...........................  30,000

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 8:       Related Party Transactions
-------       --------------------------

   The Company has entered into various transactions with affiliated entities as follows (in thousands):


(a)  McKesson Automated Prescription
     Systems, Inc. (50% Stockholder):

                                                    December            February
       Balance Sheets Data                          31, 1999            28, 1999
                                                  -----------          ---------
         Amount included in trade
           receivables.........................      $  130                135
         Amount included in other
           receivables.........................          56                 63
         Amount included in costs and
           estimated earnings in
           excess of billings..................         155                  -
         Amount included in accounts
           payable.............................           -                  5
         Amount included in accrued
           royalties payable...................          31                 41
         Amount included in accrued
           other liabilities...................          50                  -

                                                                       For the Fiscal Years
                                                  For the Ten            Ended February 28,
                                                  Months Ended      ---------------------------
       Statements of Operations Data           December 31, 1999       1999             1998
                                               -----------------    ----------       ----------
         Sales of systems and services.........     $ 216              259              1,113
         Systems and services
           purchased for resale
           under various subcontracts..........       115              193                266
           Royalty expense to parent
              companies........................       210              161                400
           Other income - royalty income.......        95               87                 80

(b)  SI Handling Systems, Inc. (50% Stockholder):
                                                    December            February
       Balance Sheets Data                          31, 1999            28, 1999
                                                  -----------          ---------
         Amount included in trade
           receivables.........................      $  21                  -
         Amount included in accounts
           payable.............................         64                 10
         Amount included in accrued
           royalties payable...................         31                 41

                                                  For the Ten           For the Fiscal Years
                                                 Months ended             Ended February 28,
       Statements of Operations Data           December 31, 1999       1999             1998
                                               -----------------    ----------       ----------
         Systems and services
           purchased for resale under
           various subcontracts................     $ 237               463             1,120
         Systems and services sold
           under various subcontracts..........        60                 -                 -
         Purchase of administrative and
           other services......................       116               113                98
         Royalty expense to parent
           companies...........................       210               161               400

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SI HANDLING SYSTEMS, INC.



Dated:   March 30, 2000              By   /s/ Elmer D. Gates
                                          --------------------------------------
                                          Elmer D. Gates
                                          Chairman of the Board of Directors




Dated:   March 30, 2000              By   /s/ William R. Johnson
                                          --------------------------------------
                                          William R. Johnson
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.



Dated:   March 30, 2000         /s/ Elmer D. Gates
                                ------------------------------------------------
                                Elmer D. Gates
                                Chairman of the Board of Directors



Dated:   March 30, 2000         /s/ William R. Johnson
                                ------------------------------------------------
                                William R. Johnson
                                President & Chief Executive Officer, Director



Dated:   March 30, 2000         /s/ William F. Moffitt
                                ------------------------------------------------
                                William F. Moffitt
                                Vice President-Finance, Chief Financial
                                  Officer and Treasurer
                                  (Principal Accounting and Financial Officer)



Dated:   March 30, 2000         /s/ Leon C. Kirschner
                                ------------------------------------------------
                                Leon C. Kirschner
                                Corporate Vice President, and
                                  President of Ermanco Incorporated, Director



Dated:   March 30, 2000         /s/ L. Jack Bradt
                                ------------------------------------------------
                                L. Jack Bradt
                                Director



Dated:   March 30, 2000         /s/ Michael J. Gausling
                                ------------------------------------------------
                                Michael J. Gausling
                                Director



Dated:   March 30, 2000         /s/ Steven Shulman
                                ------------------------------------------------
                                Steven Shulman
                                Director

                                  EXHIBIT INDEX


21     -  SUBSIDIARIES OF THE REGISTRANT

23     -  CONSENT OF INDEPENDENT AUDITORS

27     -  FINANCIAL DATA SCHEDULE