Form 10-K/A
period 1999-12-31
PARAGON TECHNOLOGIES INC
filed 2000-05-01
CIK 90045

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-K
                                    ---------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the ten months ended:                    Commission file number:
          December 31, 1999                                0-03362


       PARAGON TECHNOLOGIES, INC. (formerly, "SI Handling Systems, Inc.")
       ---------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

                Pennsylvania                             22-1643428
                ------------                             ----------
        (State Or Other Jurisdiction of     (I.R.S. Employer Identification No.)
               Incorporation)

    600 Kuebler Road, Easton, Pennsylvania                 18040
    --------------------------------------                 -----
   (Address Of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:     610-252-7321

Securities registered pursuant to Section 12(b) of the Act:

             Title Of Class                 Name of Exchange on Which Registered
             --------------                ------------------------------------
Common Stock, Par Value $1.00 Per Share            American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:        None.

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

(5)  Indicate  by check  mark if  disclosure of delinquent filers pursuant to item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment
     to this Form 10-K.                                                      |X]

Documents incorporated by reference.                                       None.

This annual report on Form 10-K amends the annual report on Form 10-K previously filed by SI Handling Systems, Inc. on March 30, 2000 to the extent set forth below.


                                    PART III
                                    --------

Item 10.   Executive Officers of the Registrant

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

     Mr. Casey was appointed Executive Vice President of the Company on November 10, 1999, and previously held the position of Vice President - Production & Assembly Systems. He has served the Company in several capacities, including Vice President - Sales, Director - Field Sales, Estimating Supervisor, Manager of Lo-Tow Systems, and Mid-Atlantic Regional Sales Manager. Mr. Casey joined the Company in February 1965.

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


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Forms 3, 4 and 5, we believe that all filings required to be made by the reporting persons for the ten months ended December 31, 1999 were made on a timely basis.

Item 11. Executive Compensation

Compensation

Set forth below is certain information relating to compensation received by the Company's Chief Executive Officer and the other most highly compensated executive officer (the "Named Executive Officers"). No other executive officer earned over $100,000 in salary and bonus in the ten months ended December 31, 1999.

                           Summary Compensation Table
                           --------------------------

                                                                      Long-Term
                                                                        Comp.
                        Fiscal                                        ---------
                         Year                          Other Annual     Stock       All Other
                        Ended      Salary     Bonus    Compensation    Options    Compensation
 Name and Position      (1)        ($)(2)      ($)        ($)(3)        (#)(4)       ($)(5)
-------------------    --------   --------   -------   ------------   ---------   ------------

William R. Johnson     12/31/99   $166,154   $50,000      $3,690        40,000      $150,000
   President and
   Chief Executive
   Officer (6)

William J. Casey       12/31/99     82,885    25,000       4,100        10,000         3,315
   Executive           02/28/99     88,876    20,000       4,920         3,354         6,325
   Vice                03/01/98     87,423    83,280       4,895         6,600         8,754
   President

------------------------

(1) On September 30, 1999, the Board of Directors of Paragon Technologies, Inc. (formerly, "SI Handling Systems, Inc.") (the "Company") approved an amendment to Article 1, Section 1.03 of the Company's Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December 31. For the year ended December 31, 1999, the fiscal year consisted of ten months. Prior to the recent change in the Company's Bylaws, each of the fiscal years ended February 28, 1999 and March 1, 1998 consisted of 52 weeks.

(2) This column includes employee pre-tax contributions to the Company's 401(k) Retirement Savings Plan.

(3) This column consists of an auto allowance of $410 per month for the business usage of personal automobiles. Prior to April 1, 1997 the auto allowance was $385 per month.

(4) Options become exercisable in increments of 25% on the anniversary date of the grant. Thus at the end of four years the options are fully exercisable. Currently, all options have a term of five years. All stock option amounts have been adjusted to reflect stock splits and dividends.

(5) This column includes the amounts expensed for financial reporting purposes for Company contributions to the Company's 401(k) Retirement Savings Plan pertaining to basic, matching, and profit sharing contributions relating to Mr. Casey, and relocation costs relating to Mr. Johnson.

(6)  Mr.  Johnson  became  President  and a Director of the Company on March 29,
     1999.

Stock Options Granted to Named Executive Officers During The Ten Months Ended December 31, 1999

     The following table sets forth certain information regarding options for the purchase of the Company's common stock that were awarded to the Named Executive Officers during the ten months ended December 31, 1999.

             Option Grants In The Ten Months Ended December 31, 1999

                                                                                           Potential
                                              % of Total                                   Realizable
                                              Granted to                                Value at Assumed
                                              Employees                                   Annual Rates
                                              In The Ten                                 of Stock Price
                                                Months                                  Appreciation for
                                   Options      Ended        Exercise                    Option Term (2)
                                   Granted     December       Price      Expiration    -----------------
      Name                       (#) (1) (2)   31, 1999     ($/Share)       Date        5% ($)   10% ($)
------------------               -----------  ----------    ---------    ----------    -------- --------
William R. Johnson                  40,000      23.2%        $10.875      06/01/04     $120,182 $265,572

William J. Casey                    10,000       5.8%         10.000      07/20/04       27,628   61,051

------------------------

(1) Options vest in one-quarter increments over the four-year period following the date of grant, with the first one-quarter of such options vested on June 1, 2000 for Mr. Johnson and July 20, 2000 for Mr. Casey, respectively.

(2) The potential realizable value portion of the foregoing table illustrates value that might be realized upon the exercise of the options immediately prior to the expiration of the term, assuming the specified rates of appreciation on the Company's common stock over the term of the options. These numbers do not take into account provisions for termination of the option following termination of employment or vesting over a period of four years. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates required by the SEC and, therefore, are not intended to forecast possible future appreciation of the stock price.

Stock Options Exercised During The Ten Months Ended December 31, 1999 and Held by Named Executive Officers as of December 31, 1999.

              The following table sets forth certain information regarding options for the purchase of the Company's common stock that were exercised and/or held by the Company's Named Executive Officers during the ten months ended December 31, 1999.

      Aggregated Option Exercises in the Ten Months Ended December 31, 1999
                           And Year-End Option Values

                                                      Number of           Value of
                                                   Shares Covered       Unexercised
                           # of                    By Unexercised       In-The-Money
                          Shares                      Options At         Options At
                         Acquired                 December 31, 1999   December 31, 1999
                            On          Value       Exercisable/        Exercisable/
      Name              Exercise (1)   Realized   Unexercisable (1)     Unexercisable
------------------      ------------   --------   -----------------   -----------------
William R. Johnson           -          $    -           0/40,000        $        0/0

William J. Casey          450 (2)        2,931       4,514/16,190         1,199/1,199

------------------------

(1) All common shares, stock options, and price per share figures have been adjusted to reflect stock splits and dividends.

(2) On June 21, 1999, Mr. Casey acquired 450 shares of common stock by exercising 450 options to obtain the shares.


Employment Agreement with William R. Johnson

      The Company entered into an executive employment agreement with William R. Johnson, its President, commencing on March 29, 1999. Effective July 21, 1999, in accordance with the employment agreement, Mr. Johnson was elected Chief Executive Officer of the Company. Terms of the employment agreement include a base salary of not less than $216,000 per year. The employment agreement entitles Mr. Johnson to participate in the Company's Officer Incentive Plan that provides the opportunity to receive a bonus of up to one hundred percent (100%) of the base salary then in effect, based on the achievement of earnings targets as defined for each fiscal year by the Board of Directors. On June 1, 1999, Mr. Johnson was granted incentive stock options to purchase 40,000 shares of the Company's common stock at an exercise price of $10.875 per share, the fair market value of the common stock on the date of grant under and subject to terms of the Company's 1997 Equity Compensation Plan. The options vest at a rate of twenty-five percent (25%) per year on each of the first four (4) anniversaries of the June 1, 1999 grant date, or will immediately vest upon or change in control of the Company. Effective January 1, 2000, the Board of Directors increased Mr. Johnson's base salary to $255,000 per year. During the ten months ended December 31, 1999, the Board of Directors exercised their discretionary authority to reward Mr. Johnson's personal contribution to the business by awarding Mr. Johnson a bonus of $50,000.

      On February 9, 2000, Mr. Johnson was granted incentive stock options to purchase 40,000 shares of the Company's common stock at an exercise price of $7.063 per share, the fair market value of the common stock on the date of grant under and subject to terms of the Company's Equity Compensation Plan. The options vest at a rate of twenty-five percent (25%) per year as of the first four (4) anniversaries of the February 9, 2000 grant date, or will immediately vest upon a change in control of the Company.

      The Company has the right to terminate Mr. Johnson's employment with or without cause. Cause is defined as any material breach of the employment agreement, disloyalty to the Company, willful misconduct, conviction of a felony or other criminal act. Mr. Johnson has the right to terminate the employment agreement voluntarily. The employment agreement may also be terminated upon a change in control of the Company. The employment agreement provides for severance benefits of one year's base salary in the event of termination of Mr. Johnson's employment for termination without cause, and up to two year's base salary in the event of termination upon a change in control.

      Other benefits normally made available by the Company to executive officers, including participation in any health plan, retirement savings plan, and receipt of a monthly auto allowance and relocation costs, are also made available to Mr. Johnson under the employment agreement.


Employment Agreement with Leon C. Kirschner

      The Company entered into a three-year employment agreement with Leon C. Kirschner, a former shareholder of Ermanco Incorporated, on October 1, 1999. Effective October 1, 1999, in accordance with the employment agreement, Mr. Kirschner was appointed Corporate Vice President and a director of the Company and President of Ermanco Incorporated. Terms of the employment agreement include a base salary of not less than $253,000 per year. The employment agreement entitles Mr. Kirschner to participate in the Ermanco Management Incentive Plan that provides the opportunity to receive a bonus based upon the achievement of the sales, income, and cash generation goals set forth in the Ermanco Plan. From October 1, 1999, the effective date of the employment agreement, to the December 31, 1999 year end, Mr. Kirschner was awarded a bonus of $35,316 in accordance with the Ermanco Management Incentive Plan.

      At the inception of the employment agreement, Mr. Kirschner was granted incentive stock options to purchase 25,000 shares of the Company's common stock at an exercise price of $8.25 per share, the fair market value of the common stock on the date of grant under and subject to the terms of the Company's 1997 Equity Compensation Plan. The options vest at a rate of twenty-five percent (25%) per year on each of the first four (4) anniversaries of the grant date, or will immediately vest upon a change in control of the Company. On February 9, 2000, Mr. Kirschner was granted incentive stock options to purchase 25,000 shares of the Company's common stock at an exercise price of $7.063 per share, the fair market value of the common stock on the date of grant under and subject to the terms of the Company's 1997 Equity Compensation Plan. The options vest at a rate of twenty-five percent (25%) per year on each of the first four (4) anniversaries of the February 9, 2000 grant date, or will immediately vest upon a change in control of the Company.

      The Company has the right to terminate Mr. Kirschner's employment with or without cause. Cause is defined as any material breach of the employment agreement, disloyalty to the Company, willful misconduct, conviction of a felony or other criminal act. Mr. Kirschner has the right to terminate the employment agreement voluntarily. The employment agreement may also be terminated upon a change in control of the Company. The employment agreement provides for severance benefits of up to two year's base salary in the event of termination upon a change in control, and up to two year's base salary, average annual bonus, and fringe benefits in the event of termination without cause.

      Other benefits normally made available by the Company to executive officers, including participation in any health plan, retirement savings plan, and receipt of automobile benefits are also made available to Mr. Kirschner.

                            COMPENSATION OF DIRECTORS

      Directors who are also employees of the Company receive no additional remuneration for their services as directors. The Chairman of the Board of Directors and other non-employee directors receive an annual retainer of $12,000 and $6,000, respectively; a fee of $2,500 for each Board meeting attended; a fee of $600 per day for all Company-related activities undertaken at the request of the Chairman of the Board or the Chief Executive Officer of the Company; a fee of $300 per interview for all Company-related activities undertaken in connection with interviewing qualified candidates to fill vacancies in key positions within the Company; and a fee of $200 for each Board meeting held by telephone conference. There are no additional directors' fees paid for serving on the Committees of the Board of Directors. Directors are also reimbursed for their customary and usual expenses incurred in attending Board and Committee Meetings including those for travel, food, and lodging.

      The Company permits its directors, at their election, to defer receipt of payment of directors' fees. During the ten months ended December 31, 1999, $62,000 of directors' fees was deferred. Deferred directors' fees accrue interest at the prime rate of interest charged by the Company's principal bank or may be invested in units equivalent to shares of common stock of the Company. During the ten months ended December 31, 1999, distributions under the Directors' Deferred Compensation Plan totaled $18,986.


Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is comprised of Mr. Gausling, Chairman and Messrs. Bradt, Gates and Shulman. Mr. Bradt was formerly the CEO of the Company, and is currently the Chairman of the Audit Committee.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Compensation Philosophy and Practices

      It is the Company's policy to offer internally and externally competitive compensation opportunities for its employees based on a combination of factors, including corporate performance and individual contribution to the business consistent with corporate needs and objectives.

      The Compensation Committee of the Company, whose members are identified above, annually reviews and recommends compensation for the Company's executive officers to the Board of Directors. The annual compensation review permits an ongoing evaluation of the link between the Company's performance and its executive compensation in the context of the compensation programs of other companies. A significant part of executive officers' compensation is dependent upon the Company's annual financial performance, including pre-tax earnings, basic earnings per share, effective management of the Company's operations, and backlog adequacy.

      There are four basic elements to executive officer compensation: salary, bonus, auto allowance, and stock options granted at market value vesting over a period of time, typically four years. The stock option program rewards executive officers for successful long-term strategic management and enhancement of shareholder value by providing an opportunity to acquire equity ownership in the Company stressing both annual and long-term performance and supporting a performance-oriented environment which allows the Company to attract and retain qualified management personnel. The Compensation Committee believes equity ownership in the Company by management aligns the interest of shareholders and management.

      Salaries for executive officers are determined with reference to a position rate for each officer. The position rates are determined annually by evaluating the responsibilities of the position and taking into consideration, among other things, salaries paid to other executives in comparable positions in comparably-sized companies, levels of experience, and job responsibilities. The Compensation Committee determines adjustments to executive officer salary based on the recommendation of the Chief Executive Officer. The salary adjustment recommendations are based on performance criteria such as financial performance, strategic decisions, personnel development, individual performance, and potential of the individual in the job.

      The Compensation Committee awards bonuses to the Company's executive officers pursuant to an existing Executive Officer Incentive Plan. The bonus amounts for executive officers is at risk and will vary from year to year. The bonus pool is calculated based on a formula tied principally to the Company's profitability. The pool is allocated by the Compensation Committee, on the recommendation of the Chief Executive Officer, among the executive officers, based on a series of factors, including financial objectives, other business objectives, and assessment of personal contribution. The financial objectives include a pre-tax earnings target, basic earnings per share target, effective management of the Company's operations, and backlog adequacy. However, in the event the Company does not reach its financial objectives, the Board of Directors has discretionary authority to award bonuses based on an executive officer's individual performance and personal contribution to the business.

      The Compensation Committee may grant stock options each year to executive officers and other employees based on a variety of factors, including the financial performance of the Company and an assessment of personal contribution. The options are granted with an exercise price equal to the market price of the Company's common stock on the date of grant, vest over a period of four years, and expire after five years. The options provide value to the recipients as the price of the Company's stock appreciates from the date when the options were granted. Historically, stock options have been granted based on position rate. The objective is to provide executive officers with equity ownership in the Company and align closely executive interests with the longer term interests of shareholders.


CEO Compensation

Salary and Stock Options
------------------------

      The Company's most highly compensated officer was William R. Johnson, President and CEO.

      The Company entered into an executive employment agreement with Mr. Johnson, commencing on March 29, 1999. Terms of the employment agreement include a base salary of not less than $216,000 per year. The employment agreement entitles Mr. Johnson to participate in the Company's Officer Incentive Plan that provided for the opportunity to receive a bonus of up to one hundred percent (100%) of base salary then in effect, based on the achievement of earnings targets as defined for the ten months ended December 31, 1999 by the Board of Directors. On June 1, 1999, in accordance with the employment agreement, Mr. Johnson was granted incentive stock options to purchase 40,000 shares of the Company's common stock at an exercise price of $10.875 per share, the fair market value of the Company's common stock on the date of grant under and subject to terms of the Company's 1997 Equity Compensation Plan.

      In December 1999, Mr. Johnson's performance was reviewed by the Compensation Committee and discussed with the Board of Directors and Mr. Johnson. Although the Company did not achieve its earnings goals for the ten months ended December 31, 1999, the Compensation Committee determined that a $39,000 or 18.1% increase in the Chief Executive Officer's base salary to $255,000 effective January 1, 2000, and a bonus of $50,000 for the ten months ended December 31, 1999 was appropriate in light of the efforts made by Mr. Johnson in completing the acquisition of Ermanco Incorporated on September 30, 1999 (the largest acquisition in the Company's history), reorganizing the Company's Easton operations, streamlining operations, reducing overhead costs, enhancing internal controls related to contracts in process, and also taking into consideration salaries paid to other executives in comparable positions.

      Mr. Johnson's bonus potential was predicated on the Company achieving its corporate "performance hurdle" of planned net earnings; however, the Board of Directors exercised discretionary authority to reward Mr. Johnson's personal contribution to the business.


Conclusion

      The Company's executive compensation program is designed to link the performance of management to accomplishing both short and long-term earnings goals, building shareholder value, and personal contribution to the business. The individual elements are understandable and together provide compensation that is well suited for a Company of our size. The management team understands the linkage of operating performance, personal contribution to the business, and their own compensation.

      The foregoing constitutes the report of the Compensation Committee of the Board of Directors for the Company's ten months ended December 31, 1999.

         COMPENSATION COMMITTEE:       Michael J. Gausling, Chairman
                                       L. Jack Bradt
                                       Elmer D. Gates
                                       Steven Shulman

                             STOCK PERFORMANCE CHART


     The following graph illustrates the cumulative total shareholder return on the Company's common stock during the ten months ended December 31, 1999, and the four fiscal years ended February 28, 1999, March 1, 1998, March 2, 1997, and March 3, 1996 with comparison to the cumulative total return on the Nasdaq Stock Market - US Index, the Amex Market Value Index, and a Peer Group of Construction and Related Machinery Companies [SIC Code 353]. This comparison assumes $100 was invested on February 24, 1995 in the Company's common stock and in each of the foregoing indexes and assumes reinvestment of dividends.


                                [OBJECT OMITTED]

                                     2/24/95  3/01/96  2/28/97  2/27/98  2/26/99  12/31/99
                                     -------  -------  -------  -------  -------  --------

Paragon Technologies, Inc.
 (formerly, "SI Handling
 Systems, Inc.")                       100      104       260      327    281       232
Nasdaq Stock Market -
 US Index                              100      139       166      227    296       525
(1) Peer Group - SIC Code 353          100      116       198      260    152       140
(2) Amex Market Value Index            100      123       128      161    169       211

_____________________________

(1) The Peer Group of Construction and Related Machinery Companies from The 1999 Nasdaq-Amex Fact Book & Company Directory includes: A.S.V., Inc., Bolt Technology Corporation, Columbus McKinnon Corporation, ERC Industries, Inc., Gradall Industries, Inc., Industrial Rubber Products, Inc., Lufkin Industries, Inc., OmniQuip International, Inc., Quipp, Inc., Paragon Technologies, Inc. (formerly, "SI Handling Systems, Inc."), and Tesco Corporation. The total returns of each member of the Peer Group were determined in accordance with Securities and Exchange Commission regulations; i.e., weighted according to each such issuer's stock market capitalization.

(2) On March 9, 2000, the Company's common stock began trading on The American Stock Exchange (Amex) under the symbol "PTG." Prior to this date, the Company's common stock was traded on The Nasdaq National Market under the symbol "SIHS."

Item 12.   Security Ownership of Management and Certain Beneficial Owners

     The following table sets forth certain information as of March 31, 2000 (unless otherwise noted) regarding the ownership of common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director or nominee of the Company, (iii) by the executive officers of the Company named in the Summary Compensation Table included elsewhere in this Proxy Statement, and (iv) by all current executive officers and directors of the Company as a group. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                                                  Right To
                                                 Number of         Acquire
                                                  Shares        Under Options                     Phantom
                                               Beneficially      Exercisable      Percentage       Stock
Beneficial Owner                                  Owned        Within 60 Days    of Class (1)    Units (2)
----------------                               ------------    --------------    ------------    --------
Emerald Advisers, Inc. (3)...................... 776,675                 -          18.56%             -
   1857 William Penn Way
   Lancaster, PA  17601

L. Jack Bradt (4)............................... 350,549                 -           8.38%             -
   10 Ivy Court
   Easton, PA  18045

Elmer D. Gates (5)..............................  28,400                 -                         7,609

Michael J. Gausling.............................       -                 -                         3,932

William R. Johnson..............................  10,000                 -                             -

Leon C. Kirschner............................... 160,650                 -           3.84%            -

Steven Shulman.................................. 221,850                 -           5.30%            -

William J. Casey................................   9,864             5,727                             -

All current directors and
   executive officers as a
   group (11 persons) (4) (5)................... 793,034            13,529          19.21%       11,541

_____________________________

(1) The percentage for each individual, entity or group is based on the aggregate number of shares outstanding as of March 31, 2000 (4,184,878) and all shares issuable upon the exercise of outstanding stock options held by each individual or group that are presently exercisable or exercisable within 60 days after March 31, 2000. Percentages of less than one percent are not shown.

(2) The Phantom Stock Units represent the investment of deferred directors' fees in units equivalent to shares of common stock of the Company. Benefits under the Paragon Technologies, Inc. (formerly, "SI Handling Systems, Inc.") Directors' Deferred Compensation Plan may be paid in cash or in shares of common stock of the Company at the election of the directors upon retirement.

(3)  This  information  is presented in reliance on  information  disclosed in a
     Schedule 13G filed with the Securities and Exchange Commission on February 1, 2000.

(4) Includes 51,487 shares held by members of Mr. Bradt's immediate family. Mr. Bradt disclaims beneficial ownership of such shares.

(5) Includes 2,000 shares held by members of Mr. Gates' immediate family. Mr. Gates disclaims beneficial ownership of such shares.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

     To complete the acquisition of Ermanco on September 30, 1999, the Company issued $3,000,000 in subordinated promissory notes to the stockholders of Ermanco, including notes in the amounts of $1,382,861 and $1,001,382 to Steven Shulman and Leon C. Kirschner, respectively. Both Mr. Shulman and Mr. Kirschner are directors of the Company, and Mr. Kirschner also serves as the president of Ermanco. Note 4 of the Notes to Consolidated Financial Statements provides additional information regarding the promissory notes issued to the fourteen stockholders of Ermanco, thirteen of whom continue to be employees of Ermanco.

     Ermanco, a wholly-owned subsidiary of the Company, has its principal offices and manufacturing facility located in a 113,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company of which Leon C. Kirschner, a director of the Company and the president of Ermanco, is a member. The leasing agreement requires fixed monthly rentals of $29,418 (with annual increases of 2.5%) plus a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------   ---------------------------------------------------------------

     (a) 1. and 2. An index to the consolidated financial statements of the Company and the consolidated financial statement schedule is included in Item 8. In addition, Schedule A relating to the SI/BAKER, INC. joint venture is filed under 14(c) below.

     3.   Exhibits:

           2.1    Stock Purchase Agreement dated as of August 6, 1999 among SI Handling Systems,
                  Inc., Ermanco Incorporated, and the stockholders of Ermanco Incorporated
                  (incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarterly period ended
                  August 29, 1999).
           3.1    Amended and Restated Articles (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended August 31, 1997).
           3.2    Amended and Restated Bylaws (incorporated by reference to Exhibit 99.2 to the
                  Company's Registration Statement on Form S-8, filed on August 14, 1996 [No. 333-
                  10181]).
           4.1    Form of Subordinated Promissory Note payable to the Stockholders of Ermanco
                  Incorporated dated September 30, 1999 (incorporated by reference to Exhibit 4.1 to
                  Form 8-K filed on October 15, 1999).
           10.1   Revolving Credit Agreement dated July 22, 1993 (incorporated by reference to Exhibit
                  10.1 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.2   Amendment to Revolving Credit Agreement dated April 28, 1995  (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended
                  February 26, 1995).
           10.4   1992 Incentive Stock Option Plan, Amended and Restated, Effective as of July 16,
                  1997* (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended August 31, 1997).
           10.5   Executive Officer Incentive Plan* (incorporated by reference to Exhibit 10.5 to Annual
                  Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.6   Directors' Deferred Compensation Plan* (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-8  [No. 333-10181]).
           10.7   1997 Equity Compensation Plan* (incorporated by reference to Exhibit 10.7 to the
                  Company's Registration Statement on Form S-8 [No. 333-36397]).
           10.8   Joint Venture Agreement and Governing Documents Relating to SI/BAKER, INC.
                  (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the
                  fiscal year ended February 26, 1995).
           10.9   Second Amendment to the Joint Venture Agreement Relating to SI/BAKER, INC.
                  (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the
                  fiscal year ended February 28, 1999).
           10.10  Executive Employment Agreement with William R. Johnson dated March 29, 1999*
                  (incorporated by reference to Exhibit 10.10 to Form 10-Q for the  quarterly period ended May 30, 1999).
           10.11  Employment Agreement with Leon C. Kirschner* (incorporated by reference to Exhibit
                  10.11 to Form 8-K filed on October 15, 1999).
           10.12  Line of Credit Loan Agreement entered into September 30, 1999 by and between SI
                  Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank
                  (incorporated by reference to Exhibit 10.12 to Form 8-K filed on October 15, 1999).
           10.13  Promissory Note related to the Line of Credit Loan Agreement entered into
                  September 30, 1999 by and between SI Handling Systems, Inc., Ermanco
                  Incorporated, and First Union National Bank (incorporated by reference to Exhibit
                  10.13 to Form 8-K filed on October 15, 1999).
           10.14  Term Loan Agreement entered into September 30, 1999 by and between SI Handling
                  Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.14 to Form 8-K filed on October 15, 1999).
           10.15  Promissory Note related to the Term Loan Agreement entered into September 30,
                  1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First
                  Union National Bank (incorporated by reference to Exhibit 10.15 to Form 8-K filed on
                  October 15, 1999).
           10.16  Escrow Agreement entered into September 30, 1999 by and among SI Handling
                  Systems, Inc., the stockholders of Ermanco Incorporated, and First Union National
                  Bank (incorporated by reference to Exhibit 10.16 to Form 8-K filed on October 15,
                  1999).
           11.1   Statement regarding computation of per share earnings (loss) (see Note 1 of Notes to Consolidated Financial Statements).
           21     Subsidiaries of the Registrant.
           23     Consent of Independent Auditors.
           27     Financial Data Schedule (in electronic format only).

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

     (c) Exhibits 21, 23, and 27 were filed with the initial filing of this report.





                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PARAGON TECHNOLOGIES, INC.
                                       (formerly, "SI Handling Systems, Inc.")



Dated:   May 1, 2000                   By  /s/ Elmer D. Gates
                                           ------------------------------------
                                           Elmer D. Gates
                                           Chairman of the Board of Directors




Dated:   May 1, 2000                   By  /s/ William R. Johnson
                                           ------------------------------------
                                           William R. Johnson
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.


Dated:   May 1, 2000          /s/ Elmer D. Gates
                              -------------------------------------------------
                              Elmer D. Gates
                              Chairman of the Board of Directors


Dated:   May 1, 2000          /s/ William R. Johnson
                              -------------------------------------------------
                              William R. Johnson
                              President & Chief Executive Officer, Director


Dated:   May 1, 2000          /s/ William F. Moffitt
                              -------------------------------------------------
                              William F. Moffitt
                              Vice President-Finance, Chief Financial
                               Officer and Treasurer
                               (Principal Accounting and Financial Officer)


Dated:   May 1, 2000          /s/ Leon C. Kirschner
                              -------------------------------------------------
                              Leon C. Kirschner
                              Corporate Vice President, and
                              President of Ermanco Incorporated, Director


Dated:   May 1, 2000          /s/ L. Jack Bradt
                              -------------------------------------------------
                              L. Jack Bradt
                              Director


Dated:   May 1, 2000          /s/ Michael J. Gausling
                              -------------------------------------------------
                              Michael J. Gausling
                              Director


Dated:   May 1, 2000          /s/ Steven Shulman
                              -------------------------------------------------
                              Steven Shulman
                              Director