Form 10-Q
period 2000-03-31
PARAGON TECHNOLOGIES INC
filed 2000-05-15
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended March 31, 2000


                           Commission File No. 0-3362



                           PARAGON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)



                     Pennsylvania                                22-1643428
       ----------------------------------------              ------------------
            (State Or Other Jurisdiction Of                  (I.R.S. Employer
            Incorporation Or Organization)                   Identification No.)



             600 Kuebler Road, Easton, PA                          18040
      ------------------------------------------                 ---------
       (Address Of Principal Executive Offices)                  (Zip Code)



Registrant's Telephone Number, Including Area Code:             610-252-7321
                                                                ------------



                            SI HANDLING SYSTEMS, INC.
--------------------------------------------------------------------------------
                           (Former Name of Registrant)



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

Number of shares of common stock, par value $1.00 per share, outstanding as of March 31, 2000: 4,184,878.
                ---------

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements
------    --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
March 31, 2000 and December 31, 1999
     (In Thousands, Except Share Data)

                                                                    March           December
                                                                   31, 2000         31, 1999
                                                                  ----------       ----------
Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits                                                 $    777           6,242
                                                                     ------          ------

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $55 as of March 31, 2000
       and $54 as of December 31, 1999)                              10,629           6,824
     Notes and other receivables                                        804             952
                                                                     ------          ------
       Total receivables                                             11,433           7,776
                                                                     ------          ------

   Costs and estimated earnings in excess
     of billings                                                      1,713           1,864
                                                                     ------          ------

   Inventories:
     Raw materials                                                    2,779           1,819
     Finished goods and work-in-process                               1,171           1,586
                                                                     ------          ------
       Total inventories                                              3,950           3,405
                                                                     ------          ------

   Deferred income tax benefits                                       1,684           1,684
   Prepaid expenses and other current assets                            483             715
                                                                     ------          ------
       Total current assets                                          20,040          21,686
                                                                     ------          ------

Property, plant and equipment, at cost:
   Land                                                                 327             327
   Buildings and improvements                                         3,717           3,717
   Machinery and equipment                                            6,193           6,078
                                                                     ------          ------
                                                                     10,237          10,122
   Less:  accumulated depreciation                                    6,938           6,788
                                                                     ------          ------
       Net property, plant and equipment                              3,299           3,334
                                                                     ------          ------

Deferred income tax benefits                                            260             260
Investments in joint ventures                                         1,423           1,399
Excess of cost over fair value of net assets
   acquired, less amortization of $233 as of
   March 31, 2000 and $116 as of
   December 31, 1999                                                 18,407          18,524
Other assets, at cost less accumulated
   amortization of $137 as of March 31, 2000
   and $121 as of December 31, 1999                                     186             203
                                                                     ------          ------
       Total assets                                                $ 43,615          45,406
                                                                     ======          ======

          See accompanying notes to consolidated financial statements.

------    --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
March 31, 2000 and December 31, 1999
     (In Thousands, Except Share Data)

                                                                    March           December
                                                                   31, 2000         31, 1999
                                                                  ----------       ----------

Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of long-term debt                          $  1,261           1,578
   Accounts payable                                                   5,820           5,169
   Customers' deposits and billings in excess
     of costs and estimated earnings                                  3,241           5,154
   Accrued salaries, wages, and commissions                             966           1,356
   Income taxes payable                                                 584              49
   Accrued royalties payable                                             91             284
   Accrued product warranties                                           953             903
   Accrued pension and retirement
     savings plan liabilities                                           494             463
   Accrued other liabilities                                            671           1,355
                                                                     ------          ------

     Total current liabilities                                       14,081          16,311
                                                                     ------          ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Term loan                                                       12,125          12,438
     Subordinated notes payable                                       3,000           3,000
     Other                                                               13              13
                                                                     ------          ------
     Total long-term debt                                            15,138          15,451
   Deferred compensation                                                199             219
                                                                     ------          ------
       Total long-term liabilities                                   15,337          15,670
                                                                     ------          ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued and outstanding
     4,184,878 shares as of March 31, 2000
     and 4,184,878 shares as of
     December 31, 1999                                                4,185           4,185
   Additional paid-in capital                                         6,817           6,817
   Retained earnings                                                  3,195           2,423
                                                                     ------          ------

       Total stockholders' equity                                    14,197          13,425
                                                                     ------          ------

       Total liabilities and stockholders' equity                  $ 43,615          45,406
                                                                     ======          ======

          See accompanying notes to consolidated financial statements.

-------   --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2000 and March 31, 1999
     (In Thousands, Except Share And Per Share Data)


                                                                       Three Months Ended
                                                                  ---------------------------
                                                                    March             March
                                                                   31, 2000         31, 1999
                                                                  ----------       ----------

Net sales                                                        $   18,344             9,738
Cost of sales                                                        13,912             7,541
                                                                  ---------         ---------
Gross profit on sales                                                 4,432             2,197
                                                                  ---------         ---------

Selling, general and
   administrative expenses                                            2,390             1,498
Product development costs                                                49                69
Amortization of goodwill                                                117                 -
Employee severance and
   termination benefits                                                 337                 -
Interest expense                                                        421                11
Interest income                                                         (61)              (42)
Equity in income of joint
   ventures                                                             (24)               (7)
Other income, net                                                       (86)              (54)
                                                                  ---------         ---------
                                                                      3,143             1,475
                                                                  ---------         ---------

Earnings before
   income taxes                                                       1,289               722
Income tax expense                                                      517               281
                                                                  ---------         ---------
Net earnings                                                     $      772               441
                                                                  =========         =========

Basic earnings per share                                         $      .18               .12
                                                                  =========         =========

Diluted earnings per share                                       $      .17               .12
                                                                  =========         =========

Weighted average shares
   outstanding                                                    4,184,878         3,705,048
Dilutive effect of stock
   options                                                            2,246            17,819
Dilutive effect of phantom
   stock units                                                       18,120            13,525
                                                                  ---------         ---------
Weighted average shares
   outstanding assuming
   dilution                                                       4,205,244         3,736,392
                                                                  =========         =========

          See accompanying notes to consolidated financial statements.

-------   --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2000 and March 31, 1999
     (In Thousands, Except Share Data)


                                                                       Three Months Ended
                                                                  ---------------------------
                                                                    March             March
                                                                   31, 2000         31, 1999
                                                                  ----------       ----------

Cash flows from operating activities:
   Net earnings                                                    $    772              441
   Adjustments to reconcile net earnings
     to net cash used
     by operating activities:
       Depreciation of plant and equipment                              150               58
       Amortization of intangibles                                      133                7
       Gain on disposition of equipment                                  (2)               -
       Equity in income of joint ventures                               (24)              (7)
       Change in operating assets and liabilities,
         net of effects of the acquisition of
         Ermanco Incorporated:
           Receivables                                               (3,657)          (2,433)
           Costs and estimated earnings in
              excess of billings                                        151              904
           Inventories                                                 (545)             239
           Deferred income tax benefits                                   -             (165)
           Prepaid expenses and other current assets                    232              138
           Other noncurrent assets                                        1              (88)
           Accounts payable                                             651             (943)
           Customers' deposits and billings in excess
              of costs and estimated earnings                        (1,913)          (1,472)
           Accrued salaries, wages, and
              commissions                                              (390)              31
           Income taxes payable                                         535              315
           Accrued royalties payable                                   (193)              27
           Accrued pension and retirement
              savings plan liabilities                                   31               (3)
           Accrued product warranties                                    50              124
           Accrued other liabilities                                   (453)              22
           Deferred compensation                                        (20)              (3)
                                                                     ------           ------
   Net cash used by operating activities                             (4,491)          (2,808)
                                                                     ------           ------

Cash flows from investing activities:
   Proceeds from the disposition of equipment                             2                -
   Additional consideration paid in connection
     with Ermanco acquisition                                          (231)               -
   Additions to property, plant and equipment                          (115)            (202)
                                                                     ------           ------
   Net cash used by investing activities                               (344)            (202)
                                                                     ------           ------

          See accompanying notes to consolidated financial statements.

Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended March 31, 2000 and March 31, 1999
     (In Thousands, Except Share Data)


                                                                        Three Months Ended
                                                                  ---------------------------
                                                                    March             March
                                                                   31, 2000         31, 1999
                                                                  ----------       ----------

Cash flows from financing activities:
   Sale of common shares in connection
     with employee incentive stock option plan                            -               14
   Repayment of long-term debt                                         (630)              (2)
   Repurchase and retirement of common stock                              -             (242)
                                                                     ------           ------
     Net cash used by financing activities                             (630)            (230)
                                                                     ------           ------

   Decrease in cash and cash equivalents                             (5,465)          (3,240)
   Cash and cash equivalents, beginning
     of period                                                        6,242            4,785
                                                                     ------           ------
   Cash and cash equivalents, end of period                        $    777            1,545
                                                                     ======           ======

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                    $    780                1
                                                                     ======           ======
       Income taxes                                                $     36               12
                                                                     ======           ======

   Supplemental disclosures of noncash
   investing and financing activities:
     Issuance  of 6,011  common  shares in
       exchange  for  2,250  common  shares
       delivered to the Company by an officer
       in connection with the employee
       incentive stock option.                                     $      -               28
                                                                     ======           ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2000 and March 31, 1999


(1) The information contained in this Form 10-Q report is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial statements furnished reflect all adjustments and accruals, which are necessary to a fair statement of results for the interim periods presented. The financial statements include the accounts of the Company and Ermanco Incorporated ("Ermanco"), a wholly-owned subsidiary company, after elimination of inter-company balances and transactions. Results for interim periods are not necessarily indicative of results expected for the fiscal year. Refer to the Company's Form 10-K for the ten months ended December 31, 1999 for more complete financial information.

     On September 30, 1999, the Board of Directors of the Company approved an amendment to Article I, Section 1.03 of the Company's Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December 31. The Company filed a Form 10-K for the 10-month period ending December 31, 1999 to cover the transition period. The prior year comparative financial information in this Form 10-Q report reflects the months of January, February, and March 1999.

     On February 9, 2000, the Board of Directors of the Company approved an amendment to Article 1 of the Company's Articles of Incorporation to change the name of the Company from SI Handling Systems, Inc. to Paragon Technologies, Inc. ("Paragon" or the "Company"). Paragon will be the corporate entity currently consisting of two separate brands: SI Systems (formerly referred to as "SI Easton") and Ermanco Incorporated ("Ermanco"). This amendment became effective on April 5, 2000.

     On March 9, 2000, the Company's common stock began trading on the American Stock Exchange (Amex) under the symbol "PTG." Prior to this date, the Company's common stock was traded on The Nasdaq Stock Market under the symbol "SIHS."

(2)  SI/BAKER, INC.
     --------------
     Paragon Technologies, Inc., (formerly,"SI Handling Systems, Inc.") and McKesson Automated Prescription Systems, Inc. ("McKesson APS"), formerly known as Automated Prescription Systems, Inc., are co-venturers in a joint venture named SI/BAKER, INC.("SI/BAKER" or the "joint venture"). On September 29, 1998, McKesson Corporation [NYSE: MCK], a healthcare supply management company, announced the completion of its acquisition of Automated Prescriptions Systems, Inc. Automated Prescription Systems, Inc. was renamed McKesson Automated Prescription Systems, Inc. The SI/BAKER joint venture draws upon the automated materials handling systems experience of SI Systems and the automated pill counting and dispensing products of McKesson APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.

     The joint venture designs and installs computer controlled, fully automated, integrated systems for managed care pharmacy operations. The joint venture's systems are viewed as labor saving devices, which address the issues of improved productivity and cost reduction. Systems can be expanded as customers' operations grow and they may be integrated with a wide variety of components to meet specific customer needs.

     Schedule A contains the SI/BAKER, INC. financial statements. The information contained in the SI/BAKER, INC. financial statements is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial

-------   --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2000 and March 31, 1999


     statements furnished reflect all adjustments and accruals, which are necessary to a fair statement of results for the interim periods presented.

     On November 4, 1999, the Board of Directors of SI/BAKER approved an amendment to Article VII, Section 5 of the Bylaws to change the fiscal year end of the Company from the last day of February to December 31. SI/BAKER's financial statements for the 10-month period ending December 31, 1999 was included in the Company's report on Form 10-K for the 10-month period ending December 31, 1999. The prior year comparative financial information in this Form 10-Q report reflects the months of January, February, and March 1999.

(3)  Modular Automation Corp.
     -----------------------
     On April 13, 1999, the Company acquired all of the outstanding common stock of Modular Automation Corp. ("MAC") of Greene, New York for $1,957,000. The acquisition required a net cash outlay of $928,000. The purchase price of the acquisition was allocated to the assets acquired based on fair value with the remainder representing goodwill. The acquired Automated Guided Vehicle ("AGV") products and personnel were integrated into the SI Systems operation. As of December 31, 1999, the AGV product line associated with the MAC acquisition was abandoned. The write-off of certain long-lived assets, including goodwill, totaling $561,000 was recognized in the Consolidated Statement of Operations for the ten months ended December 31, 1999 in accordance with the criteria set forth by SFAS No. 121.

     On the basis of a pro forma consolidation of the result of operations as if the acquisition of MAC had taken place on January 1, 1999, management believes that the acquisition would not have had a material effect on the reported amounts.

(4)  Ermanco Incorporated
     --------------------
     On September 30, 1999, the Company acquired all of the outstanding common stock of Ermanco Incorporated. Ermanco, headquartered in Spring Lake, Michigan, designs and installs complete conveyor systems for a variety of manufacturing and warehousing applications. Under terms of the Stock Purchase Agreement and based on the definitive closing balance sheet, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, of which $1,551,000 is held in escrow ($801,000 was released in January 2000), $3,000,000 in promissory notes payable to fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999. The Company financed $14,000,000 of the acquisition through term debt. The acquisition required a net cash outlay of $2,264,000.

     The acquisition was accounted for as purchase in accordance with APB No. 16 and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The amount of goodwill recorded at the time of acquisition was $18,640,000 and is being amortized over a period of 40 years.

-------   --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2000 and March 31, 1999


     On the basis of a pro forma consolidation of the results of operations of Ermanco, as if the acquisition had taken place on January 1, 1999, the following pro forma financial results for the three months ended March 31, 1999 are as follows (in thousands, except per share amounts):

                                                      For the Three Months Ended
                                                            March 31, 1999
                                                      --------------------------
     Net sales                                                 $ 16,638
                                                                 ======
     Net earnings                                              $    535
                                                                 ======
     Basic earnings per share                                  $    .13
                                                                 ======
     Diluted earnings per share                                $    .13
                                                                 ======

(5)  Major Segments of Business
     --------------------------
     Operating segments are defined as components of an enterprise in which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company identified such segments based on both management responsibility and types of products offered for sale.

     On September 30, 1999, Paragon Technologies, Inc. (formerly, "SI Handling Systems, Inc.") ("the Company") concluded the acquisition of all of the outstanding common stock of Ermanco Incorporated ("Ermanco"). Ermanco operates as a wholly-owned subsidiary of the Company.

     The Company's Easton, Pennsylvania operations (hereafter referred to as "SI Systems") is a systems integrator supplying automated materials handling systems to manufacturing, order selection, and distribution operations. The systems are designed, sold, manufactured, installed, and serviced by its own staff, or by others, for SI Systems, at its direction, generally as labor-saving devices to improve productivity and reduce costs. SI Systems' products are utilized to automate the movement or selection of products and are often integrated with other automated equipment, such as conveyors and robots. SI Systems' products involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. SI Systems' staff develops and designs computer control programs required for the efficient operation of the systems.

     Although SI Systems is not dependent on any single customer, much of its revenue is derived from contracts to design, manufacture, and install large-scale materials handling systems for major North American corporations and the federal government.

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

     SI Systems' products are sold on a fixed price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until

-------   --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2000 and March 31, 1999


     the system has been accepted. Ermanco's products and services are also sold on a fixed price basis. Generally, contract terms are net 30 days for product sales, with progressive payments for system-type projects.

     Prior to the acquisition, the Company operated in one major market segment. With the addition of the Ermanco operations, the Company now operates in two major market segments, and products are sold worldwide as follows (in thousands):


     For the three months ended                  Automated Material     Conveyor
     March 31, 2000:                              Handling Systems       Systems        Total
     ---------------------------------           ------------------     ---------      ------
     Sales                                            $ 7,740            10,604        18,344
     Earnings before interest expense,
       interest income, equity in
       income of joint ventures, and
       income taxes                                       301             1,324         1,625
     Total assets                                      13,354            30,261        43,615
     Capital expenditures                                  25                90           115
     Depreciation and amortization
       expense                                            101               182           283

     Geographic segment information was as follows (in thousands):

     For the three months ended
     March 31, 2000:                  Domestic     Europe and Asia       Canada       Total
     ----------------------------     --------     ---------------       ------      ------
     Sales                            $ 16,828           1,243             273       18,344
     Earnings (loss) before
       interest expense, interest
       income, equity in income
       of joint ventures,
       and income taxes                 1,625               -               -         1,625
     Total assets                      43,615               -               -        43,615
     Capital expenditures                 115               -               -           115
     Depreciation and
       amortization expense               283               -               -           283

     Intersegment  sales for the three  months  ended  March  31,  2000  totaled
$3,000.

(6)  Long-Term Debt
     --------------
     On March 30, 2000, the Company received a waiver of certain loan covenants as well as an amendment to the term loan and line of credit agreements relative to future covenant requirements, a variable term loan interest rate increase to LIBOR plus 3%, and limitations on the payment of interest on subordinated debt.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents decreased to $777,000 at March 31, 2000 from $6,242,000 at December 31, 1999. The decrease resulted from cash used by operating activities totaling $4,491,000, repayment of long-term debt of $630,000, purchases of capital equipment of $115,000, and additional consideration and costs of $231,000 paid in connection with the Ermanco acquisition. Funds used by operating activities during the three months ended March 31, 1999 were $2,808,000.
     On April 13, 1999, the Company acquired all of the outstanding common stock of Modular Automation Corp. ("MAC") of Greene, New York for $1,957,000. The acquisition required a net cash outlay of $928,000. The purchase price of the acquisition was allocated to the assets acquired based on fair value with the remainder representing goodwill. The acquired Automated Guided Vehicle ("AGV") products and personnel were integrated into the SI Systems operation. However, as of December 31, 1999, the AGV product line associated with the MAC acquisition was abandoned. The write-off of certain long-lived assets, including goodwill, totaling $561,000 was recognized in the Consolidated Statement of Operations for the ten months ended December 31, 1999 in accordance with the criteria set forth by SFAS No. 121.
     On September 30, 1999,  the Company  completed the  acquisition  of all the outstanding common stock of Ermanco Incorporated ("Ermanco"). Ermanco, headquartered in Spring Lake, Michigan, designs and installs complete conveying systems for a variety of manufacturing and warehousing applications. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, of which $1,551,000 is held in escrow ($801,000 was released in January 2000), $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999. The Company financed $14,000,000 of the acquisition through term debt. The acquisition required a net cash outlay of $2,264,000.
     The acquisition was accounted for as a purchase in accordance with APB No. 16 and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The amount of goodwill recorded at the time of acquisition was $18,640,000 and is being amortized over a period of 40 years.
     On the closing date of the acquisition, the Company entered into employment agreements with four employees. Leon C. Kirschner and Steven Shulman, both principal stockholders of Ermanco, joined the Board of Directors of the Company.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a new three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, and fair market value of the Company's property and plant, and liquidation value of equipment, plus an amount equal to $2,500,000. This amount will be reduced by $625,000 every six months during the first two years of the line of credit facility until such amount reaches zero, minus the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of March 31, 2000, the Company did not have any borrowings under the line of credit facility.
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its bank. During the first two years of the term loan, the Company will repay equal quarterly payments of $312,500 plus accrued interest. After the second anniversary of the September 30, 1999 closing date, the Company will make equal quarterly payments of $575,000, plus interest. The interest rate on $7,000,000 of the term loan is variable at a rate

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Liquidity And Capital Resources (Continued)
-------------------------------
equal to the three-month LIBOR Market Index Rate plus three percent. The Company also entered into an interest rate swap agreement for fifty percent of the term loan to hedge the floating interest rate. The seven-year interest rate swap for $7,000,000 was at a fixed rate of 9.38%.
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, and maintenance of certain financial ratios. The Company was in compliance with all covenants, as amended, as of March 31, 2000.
     The promissory notes issued to the fourteen stockholders of Ermanco totaled $3,000,000, have a term of seven years, and bear interest at an annual rate of ten percent in years one through three, twelve percent in years four and five, and fourteen percent in years six and seven. The weighted average interest rates on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under its line of credit facility and term loan. Effective April 1, 2000, the Company is prohibited from making any cash payments of subordinated debt and interest until the Company is in full compliance with all the financial covenants as originally set forth in the Loan Agreement with the Company's principal bank.
     On March 4, 1996, SI/BAKER established a $2,500,000 line of credit facility (the "facility") with its principal bank (the "bank"). Under the terms of the facility, SI/BAKER's parent companies, Paragon Technologies, Inc. (formerly, "SI Handling Systems, Inc.") and McKesson Automated Prescription Systems, Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the facility. During the fiscal year ended March 1, 1998, the bank increased the borrowing availability to $3,000,000 and extended the expiration date of the facility. On March 31, 2000, SI/BAKER did not have any borrowings under the facility, the facility expires effective August 31, 2000.
     The Company believes that its financial resources consisting of its current assets, anticipated cash flow, and the available line of credit facility will adequately finance its operating requirements for the foreseeable future.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the restrictive covenants associated with the recent financing obtained from the Company's principal bank, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. The Company did not have any material capital commitments as of March 31, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
          -------------

Results Of Operations
---------------------

Three Months Ended March 31, 2000 Versus Three Months Ended March 31, 1999
--------------------------------------------------------------------------
     On September 30, 1999, the Board of Directors of the Company approved an amendment to Article I, Section 1.03 of the Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December
31. For the year ended  December  31,  1999,  the fiscal year  consisted  of ten months. The prior year comparative financial information in this Form 10-Q report reflects the months of January, February, and March 1999.
     On September 30, 1999, the Company concluded the acquisition of all of the outstanding common stock of Ermanco Incorporated. Ermanco operates as a wholly owned subsidiary of Paragon Technologies, Inc. and the results for the three months ended March 31, 2000 include the operations of Ermanco. However, the prior year comparative information in the Form 10-Q does not reflect the operations of Ermanco.
     The Company's net earnings for the three months ended March 31, 2000 were $772,000 compared to net earnings of $441,000 for the three months ended March 31, 1999. Unfavorably impacting the net earnings of $772,000 for the three months ended March 31, 2000 were employee severance and termination benefits of $337,000.
     The total backlog at March 31, 2000 was approximately $24,290,000. During the first three months of 2000, the Company received orders totaling approximately $18,950,000.
     Net sales of $18,344,000 for the three months ended March 31, 2000 increased 88.4% compared to net sales of $9,738,000 for the three months ended
March 31, 1999. The sales increase of $8,606,000 is comprised of Ermanco's contribution to product sales approximating $10,604,000, offset by a decrease in SI Systems' sales of approximately $1,998,000 for the three months ended March 31, 2000, when compared to the three months ended March 31, 1999. The SI Systems' sales decrease in the three months ended March 31, 2000 was primarily attributable to a smaller backlog of orders at December 31, 1999, versus a larger backlog of orders at December 31, 1998. SI Systems experienced a decline in sales across all product lines, with the majority of the decrease relating to sales of the Cartrac, Lo-Tow, and Order Selection product lines. The Company's business is dependent upon a limited number of large contracts with certain customers. This dependence can cause unexpected fluctuations in sales volume.
     Gross profit as a percentage of sales was 24.2% for the three months ended March 31, 2000 compared to 22.6% for the three months ended March 31, 1999. Ermanco's gross profit as a percentage of sales was 23.8% for the three months ended March 31, 2000. The increase in the gross profit percentage for the three months ended March 31, 2000 was attributable to enhanced internal controls relative to pricing practices and favorable performances on several contracts, principally for SI Systems' higher margin proprietary products lines, initiated in the prior fiscal year that were completed or nearing completion during the first three months ended March 31, 2000. Partially offsetting the impact of the favorable performances on several contracts was the recognition of approximately $1,125,000 in sales at no gross profit margin on three major contracts where significant cost overruns, resulting in losses, were experienced during the ten months ended December 31, 1999.
     Estimates relative to loss contracts, which the Company experienced to an unusual extent in the period ended December 31, 1999, are inherently more difficult to make than those in which the contract has proceeded according to original expectations. Uncertainty exists with

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Results Of Operations (Continued)
---------------------

Three Months Ended March 31, 2000 Versus Three Months Ended March 31, 1999
--------------------------------------------------------------------------
(Continued)
respect to the  resources  required to accomplish  the  contractual scope or work dealing with the final integration of state-of-the-art automated materials handling systems. Consequently, while the Company believes the full effect of both projected and presently incurred cost overruns has been accrued, current estimates may need to be revised as additional information becomes available. Also the backlog of orders of approximately $2,800,000 attributable to these contracts will be recognized at no gross profit throughout the remainder of this calendar year.
     Selling, general and administrative expenses of $2,390,000 were higher by $892,000 in the three months ended March 31, 2000 than in the three months ended March 31, 1999. The increase of $892,000 is comprised of additional costs of operations totaling approximately $1,050,000 related to Ermanco, offset by a decrease in SI Systems' selling, general and administrative expenses of approximately $160,000 for the three months ended March 31, 2000, when compared to the three months ended March 31, 1999. The decrease in SI Systems' selling, general and administrative expenses was primarily attributable to the prior year comparable period containing larger amount of costs associated with product promotion and sales efforts aimed at expanding the customer base of the business.
     Product development costs of $49,000 were lower by $20,000 in the three months ended March 31, 2000, than in the three months ended March 31, 1999. Development progress in the three months ended March 31, 2000 and March 31, 1999 included enhancements to the Company's horizontal transportation and order selection product lines.
     Amortization of goodwill represented costs associated with the acquisition of Ermanco Incorporated on September 30, 1999. Goodwill amortization expense for the three months ended March 31, 2000 totaled approximately $117,000. There was no goodwill amortization expense associated with the Ermanco acquisition in the comparable prior year period.
     Employee severance and termination benefits of $337,000 for the three months ended March 31, 2000 was associated with a restructuring initiative, whereby the Company separated approximately sixteen employees.
     Interest income of $61,000 for the three months ended March 31, 2000, increased by $19,000, when compared to the three months ended March 31, 1999. The increase in interest income was primarily attributable to higher level of funds available for short-term investments during the three months ended March 31, 2000.
     Equity in income of joint ventures represents the Company's proportionate share of its investment in the SI-Egemin and SI/BAKER joint ventures, which are being accounted for under the equity method. The net favorable variance of approximately $17,000 in the equity in income of joint ventures for the three months ended March 31, 2000, was comprised of a favorable variance of approximately $59,000 attributable to the SI/BAKER joint venture, as compared to the three months ended March 31, 1999. Offsetting the increase of SI/BAKER's favorable variance was an unfavorable variance of approximately $42,000 attributable to the SI-Egemin joint venture.
     The favorable variance of $59,000 for the three months ended March 31, 2000 in the equity in income of SI/BAKER joint venture was primarily due to its increased sales of approximately $1,067,000 as compared to the three months ended March 31, 1999. SI/BAKER also experienced a reduction in product development expenses in the amount of approximately $59,000, and an increase in interest income, net of approximately $43,000 for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. Partially offsetting these favorable variances was SI/BAKER's increase of $43,000 in revenue-based royalty costs due to the parent companies.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Results Of Operations (Continued)
---------------------

Three Months Ended March 31, 2000 Versus Three Months Ended March 31, 1999
--------------------------------------------------------------------------
(Continued)
     The unfavorable variance of $42,000 for the three months ended March 31, 2000 in the equity in income of the SI-Egemin joint venture was attributable to start-up costs. The SI-Egemin joint venture was initiated in July 1999.
   The favorable variance in other income, net was primarily attributable to an increase in the revenue-based royalty income related to the SI/BAKER joint venture.
     The Company incurred income tax expense of $517,000 during the three months ended March 31, 2000, compared to income tax expense of $281,000 in the comparable prior year period. Income tax expense was generally recorded at statutory federal and state tax rates expected to apply for each fiscal year.

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

Quantitative and Qualitative Disclosures
----------------------------------------
     The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments, and in the three months ended March 31, 2000, an interest rate swap agreement. Generally, the Company seeks to match the terms of its debt with its purpose. The Company uses a variable rate line of credit facility to provide working capital for operations. On September 30, 1999, the Company entered into an interest rate swap agreement for 50% of its new term loan from its principal bank to effectively convert half of the term loan from a variable rate note to a fixed rate note. A standard interest rate swap agreement involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. The counterpart to the swap agreement is the Company's principal bank.
     The Company does not believe that its exposures to interest rate risk or foreign currency exchange risk, risks from commodity prices, equity prices and other market changes that affect market risk sensitive instruments, including the interest rate swap agreement, are material to its results of operations.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 5.   Other Information
-------   -----------------

     On March 9, 2000, the Company's common stock began trading on the American Stock Exchange (Amex) under the symbol "PTG." Prior to this date, the Company's common stock was traded on The Nasdaq Stock Market(sm) under the symbol "SIHS."
     Effective April 5, 2000, SI Handling Systems, Inc. amended its Articles of Incorporation in order to change its name to Paragon Technologies, Inc. A Form 8-K was filed on April 7, 2000 regarding this change to the name of the Corporation.
     Effective May 10, 2000, Ronald J. Semanick became Vice President - Finance, Chief Financial Officer, and Treasurer of the Company.


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibit 27 - Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

Paragon Technologies, Inc. and Subsidiary





                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PARAGON TECHNOLOGIES, INC.
                                        (formerly, "SI Handling, Systems, Inc.")

                                        /S/ William R. Johnson
                                        ----------------------------------------

                                        William R. Johnson
                                        President & CEO


Dated:   May 15, 2000
         ------------

                                                                      Schedule A
                                                                      ----------











                                 SI/BAKER, INC.

                              Financial Statements
                                 March 31, 2000

SI/BAKER, INC.
Balance Sheets (Unaudited)
March 31, 2000 and December 31, 1999
  (In Thousands, Except Share Data)

                                                                 March             December
                                                               31, 2000            31, 1999
                                                              ----------          ---------
Assets

Current assets:
   Cash and cash equivalents, principally
     time deposits                                              $ 2,626              2,895
                                                                  -----              -----

Receivables:
   Trade                                                          1,438              1,358
   Other receivables                                                127                129
                                                                  -----              -----
     Total receivables                                            1,565              1,487
                                                                  -----              -----

   Costs and estimated earnings in
     excess of billings                                           3,426              2,159
   Deferred income tax benefits                                     391                391
   Prepaid expenses and other current
     assets                                                         128                 53
                                                                  -----              -----

       Total current assets                                       8,136              6,985
                                                                  -----              -----

   Machinery and equipment, at cost                                 201                194
   Less:  accumulated depreciation                                  126                121
                                                                  -----              -----
   Net machinery and equipment                                       75                 73
                                                                  -----              -----

   Equipment leased to customer                                     487                487
   Less:  accumulated depreciation                                  487                467
                                                                  -----              -----
     Net equipment leased to customer                                 -                 20
                                                                  -----              -----

   Deferred income tax benefits                                      22                 22
                                                                  -----              -----

       Total assets                                             $ 8,233              7,100
                                                                  =====              =====

SI/BAKER, INC.
Balance Sheets (Unaudited)
March 31, 2000 and December 31, 1999
  (In Thousands, Except Share Data)

                                                                 March             December
                                                               31, 2000            31, 1999
                                                              ----------          ---------
Liabilities and Stockholders' Equity

Current liabilities:

   Accounts payable:
     Trade                                                      $   674                 739
     Affiliated companies                                           137                  64
                                                                  -----               -----
       Total accounts payable                                       811                 803
                                                                  -----               -----

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                                     2,985               2,114
   Accrued salaries, wages, and
     commissions                                                    238                 247
   Income taxes payable                                              40                 143
   Accrued royalties payable                                        475                 361
   Accrued product warranties                                       958                 842
   Accrued other liabilities                                         80                  77
                                                                  -----               -----
       Total current liabilities                                  5,587               4,587
                                                                  -----               -----

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                                  -                   -
   Additional paid-in capital                                       200                 200
   Retained earnings                                              2,446               2,313
                                                                  -----               -----
       Total stockholders' equity                                 2,646               2,513
                                                                  -----               -----

       Total liabilities and stockholders'
         equity                                                 $ 8,233               7,100
                                                                  =====               =====

SI/BAKER, INC.
Statements of Operations (Unaudited)
Three Months Ended March 31, 2000 and and March 31, 1999
  (In Thousands)

                                                                       Three Months Ended
                                                                   --------------------------
                                                                       March           March
                                                                     31, 2000        31, 1999
                                                                   ------------    ----------
Net sales                                                            $ 3,433           2,366
Cost of sales                                                          2,875           1,929
                                                                       -----           -----

Gross profit on sales                                                    558             437
                                                                       -----           -----

Selling, general and
   administrative
   expenses                                                              269             267
Product development
   costs                                                                  16              75
Royalty expense to
   parent companies                                                      137              94
Interest income                                                          (43)             (9)
Interest expense                                                           -               9
Other income, net                                                        (45)            (41)
                                                                       -----           -----
                                                                         334             395
                                                                       -----           -----

Earnings before
   income taxes                                                          224              42
Income tax expense                                                        91              28
                                                                       -----           -----

Net earnings                                                         $   133              14
                                                                       =====           =====

SI/BAKER, INC.
Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2000 and March 31, 1999
  (In Thousands)

                                                                           Three Months Ended
                                                                        -----------------------
                                                                         March          March
                                                                        31, 2000       31, 1999
                                                                        --------       --------
Cash flows from operating activities:
   Net earnings                                                         $   133             14
   Adjustments to reconcile net earnings to net
     cash provided (used) by operating activities:
       Depreciation of machinery and
         equipment and leased equipment                                      25             39
       Changes in operating assets and
         liabilities:
           Receivables                                                      (78)            76
           Costs and estimated earnings
              in excess of billings                                      (1,267)           168
           Deferred tax benefit                                               -             35
           Prepaid expenses and other
              current assets                                                (75)           142
           Other assets                                                       -              -
           Accounts payable                                                   8            (68)
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                                        871            (89)
           Accrued salaries, wages, and
              commissions                                                    (9)           (30)
           Income taxes payable                                            (103)            18
           Accrued royalties payable                                        114             57
           Accrued product warranties                                       116             45
           Accrued other liabilities                                          3              4
           Deferred compensation                                              -             12
                                                                          -----          -----
Net cash provided (used)
   by operating activities                                                 (262)           423
                                                                          -----          -----

Cash flows from investing activities:
   Additions to machinery and equipment                                     (7)             (7)
                                                                          -----          -----
     Net cash used by investing activities                                  (7)             (7)
                                                                          -----          -----

Increase (decrease) in cash and cash equivalents                           (269)           416
Cash and cash equivalents,
   beginning of period                                                    2,895            250
                                                                          -----          -----
Cash and cash equivalents, end of period                                $ 2,626            666
                                                                          =====          =====

Supplemental disclosure of cash flow information:
     Cash paid (received) during the period for:
       Income taxes                                                     $   254           (175)
                                                                          =====          =====
       Interest                                                         $     -              -
                                                                          =====          =====

                           PARAGON TECHNOLOGIES, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX



Exhibit No.
----------

10.17    First Amendment to Term Note and Loan Agreement.

10.18    Modification Number One to Loan Agreement.

10.19    Second Amendment to Line of Credit.

27       Financial Data Schedule.