Form 10-Q
period 2000-06-30
PARAGON TECHNOLOGIES INC
filed 2000-08-14
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 2000


                           Commission File No. 1-15729



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


Number of shares of common stock, par value $1.00 per share, outstanding as of June 30, 2000: 4,184,878.
               ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.    Financial Statements
------     --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2000 (Unaudited) and December 31, 1999
     (In Thousands, Except Share Data)

                                                                     June             December
                                                                   30, 2000           31, 1999
                                                                  ----------         ----------
Assets
------
Current assets:
   Cash and cash equivalents, principally
     time deposits                                                 $  6,769              6,242
                                                                     ------             ------

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $62 as of June 30, 2000
       and $54 as of December 31, 1999)                               8,986              6,824
     Notes and other receivables                                        435                952
                                                                     ------             ------
       Total receivables                                              9,421              7,776
                                                                     ------             ------

   Costs and estimated earnings in excess
     of billings                                                        793              1,864
                                                                     ------             ------

   Inventories:
     Raw materials                                                    1,890              1,819
     Finished goods and work-in-process                                 794              1,586
                                                                     ------             ------
       Total inventories                                              2,684              3,405
                                                                     ------             ------

   Deferred income tax benefits                                       1,684              1,684
   Prepaid expenses and other current assets                            351                715
                                                                     ------             ------
       Total current assets                                          21,702             21,686
                                                                     ------             ------

Property, plant and equipment, at cost:
   Land                                                                 327                327
   Buildings and improvements                                         3,717              3,717
   Machinery and equipment                                            6,296              6,078
                                                                     ------             ------
                                                                     10,340             10,122
   Less:  accumulated depreciation                                    7,089              6,788
                                                                     ------             ------
       Net property, plant and equipment                              3,251              3,334
                                                                     ------             ------

Deferred income tax benefits                                            260                260
Investments in joint ventures                                         1,471              1,399
Excess of cost over fair value of net assets
   acquired, less amortization of $349 as of
   June 30, 2000 and $116 as of
   December 31, 1999                                                 18,291             18,524
Other assets, at cost less accumulated
   amortization of $154 as of June 30, 2000
   and $121 as of December 31, 1999                                     169                203
                                                                     ------             ------
       Total assets                                                $ 45,144             45,406
                                                                     ======             ======

          See accompanying notes to consolidated financial statements.

-------    --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2000 (Unaudited) and December 31, 1999
     (In Thousands, Except Share Data)

                                                                     June             December
                                                                   30, 2000           31, 1999
                                                                  ----------         ----------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt                          $  1,256              1,578
   Accounts payable                                                   4,775              5,169
   Customers' deposits and billings in excess
     of costs and estimated earnings                                  4,898              5,154
   Accrued salaries, wages, and commissions                           1,552              1,356
   Income taxes payable                                                 603                 49
   Accrued royalties payable                                            159                284
   Accrued product warranties                                           902                903
   Accrued pension and retirement
     savings plan liabilities                                           525                463
   Accrued other liabilities                                            561              1,355
                                                                     ------             ------
     Total current liabilities                                       15,231             16,311
                                                                     ------             ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Term loan                                                       11,813             12,438
     Subordinated notes payable                                       3,000              3,000
     Other                                                               13                 13
                                                                     ------             ------
     Total long-term debt                                            14,826             15,451
   Deferred compensation                                                105                219
                                                                     ------             ------
       Total long-term liabilities                                   14,931             15,670
                                                                     ------             ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued and outstanding
     4,184,878 shares as of June 30, 2000
     and 4,184,878 shares as of
     December 31, 1999                                                4,185              4,185
   Additional paid-in capital                                         6,817              6,817
   Retained earnings                                                  3,980              2,423
                                                                     ------             ------

       Total stockholders' equity                                    14,982             13,425
                                                                     ------             ------

       Total liabilities and stockholders' equity                  $ 45,144             45,406
                                                                     ======             ======

          See accompanying notes to consolidated financial statements.

------     --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Six Months Ended June 30, 2000 and June 30, 1999
     (In Thousands, Except Share And Per Share Data)

                                        Three Months Ended              Six Months Ended
                                   ---------------------------     -------------------------
                                       June           June             June           June
                                     30, 2000       30, 1999         30, 2000       30, 1999
                                   ------------   ------------     ------------    ----------

Net sales                            $ 16,689         11,934           35,033         21,672
Cost of sales                          12,173          9,711           26,085         17,252
                                       ------         ------           ------         ------
Gross profit on sales                   4,516          2,223            8,948          4,420
                                       ------         ------           ------         ------

Selling, general and
   administrative expenses              2,868          1,776            5,258          3,274
Product development costs                  60            179              109            248
Amortization of goodwill                  117             14              233             14
Employee severance and
   termination benefits                     -              -              337              -
Interest expense                          416              4              837             15
Interest income                           (75)           (28)            (136)           (70)
Equity in income of joint
  ventures                                (48)           (43)             (72)           (50)
Other income, net                        (123)           (37)            (208)           (91)
                                       ------         ------           ------         ------
                                        3,215          1,865            6,358          3,340
                                       ------         ------           ------         ------

Earnings before
   income taxes                         1,301            358            2,590          1,080
Income tax expense                        516            138            1,033            419
                                       ------         ------           ------         ------
Net earnings                        $     785            220            1,557            661
                                       ======         ======           ======         ======

Basic earnings per share            $     .19            .06              .37            .18
                                       ======         ======           ======         ======

Diluted earnings per share          $     .19            .05              .36            .17
                                       ======         ======           ======         ======

Weighted average shares
   outstanding                      4,184,878      3,705,688        4,184,878      3,705,368
Dilutive effect of stock
   options                                819         13,993            1,430         15,906
Dilutive effect of phantom
   stock units                         12,544         14,715           15,874         14,120
                                    ---------      ---------        ---------      ---------
Weighted average shares
   outstanding assuming
   dilution                         4,198,241      3,734,396        4,202,182      3,735,394
                                    =========      =========        =========      =========

          See accompanying notes to consolidated financial statements.

------     --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2000 and June 30, 1999
     (In Thousands, Except Share Data)

                                                                         Six Months Ended
                                                                    --------------------------
                                                                       June            June
                                                                      30, 2000       30, 1999
                                                                    -----------     ----------

Cash flows from operating activities:
   Net earnings                                                      $  1,557             661
   Adjustments to reconcile net earnings
     to net cash provided (used)
     by operating activities:
       Depreciation of plant and equipment                                301             151
       Amortization of intangibles                                        266              25
       Gain on disposition of equipment                                    (2)              -
       Equity in income of joint ventures                                 (72)            (50)
       Change in operating assets and liabilities,
         net of effects of the acquisition of
         Modular Automation Corp. and
         Ermanco Incorporated:
           Receivables                                                 (1,645)         (2,334)
           Costs and estimated earnings in
              excess of billings                                        1,071           3,969
           Inventories                                                    721             (24)
           Deferred income tax benefits                                     -            (207)
           Prepaid expenses and other current assets                      364              27
           Other noncurrent assets                                          1            (135)
           Accounts payable                                              (394)         (1,822)
           Customers' deposits and billings in excess
              of costs and estimated earnings                            (256)         (3,311)
           Accrued salaries, wages, and
              commissions                                                 196             (76)
           Income taxes payable                                           554             238
           Accrued royalties payable                                     (125)           (119)
           Accrued pension and retirement
              savings plan liabilities                                     62              47
           Accrued product warranties                                      (1)            194
           Accrued other liabilities                                     (563)           (161)
           Deferred compensation                                         (114)            (18)
                                                                       ------          ------
   Net cash provided (used) by operating activities                     1,921          (2,945)
                                                                       ------          ------

Cash flows from investing activities:
   Proceeds from the disposition of equipment                               2               -
   Additional consideration paid in connection
     with Ermanco acquisition                                            (231)              -
   Acquisition of Modular Automation Corp.,
     net of cash acquired                                                   -            (928)
   Additions to property, plant and equipment                            (218)           (274)
                                                                       ------          ------
   Net cash used by investing activities                                 (447)         (1,202)
                                                                       ------          ------

          See accompanying notes to consolidated financial statements.

------     --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended June 30, 2000 and June 30, 1999
     (In Thousands, Except Share Data)

                                                                         Six Months Ended
                                                                    --------------------------
                                                                       June            June
                                                                      30, 2000       30, 1999
                                                                    -----------     ----------

Cash flows from financing activities:
   Sale of common shares in connection
     with employee incentive stock option plan                              -              34
   Repayment of long-term debt                                           (947)             (5)
   Dividends paid on common stock                                           -            (371)
   Repurchase and retirement of common stock                                -            (290)
                                                                       ------          ------
     Net cash used by financing activities                               (947)           (632)
                                                                       ------          ------

   Increase (decrease) in cash and cash equivalents                       527          (4,779)
   Cash and cash equivalents, beginning
     of period                                                          6,242           4,785
                                                                       ------          ------
   Cash and cash equivalents, end of period                         $   6,769               6
                                                                       ======          ======

   Supplemental disclosures of cash flow
   information:
     Cash paid during the period for:
       Interest                                                     $   1,095               2
                                                                       ======          ======
       Income taxes                                                 $     307             374
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
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2000 and June 30, 1999


(1) The information contained in this Form 10-Q report is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial statements furnished reflect all adjustments and accruals, which are necessary to a fair statement of results for the interim periods presented. The financial statements include the accounts of the Company and Ermanco Incorporated ("Ermanco"), a wholly owned subsidiary company, after elimination of inter-company balances and transactions. Results for interim periods are not necessarily indicative of results expected for the fiscal year. Refer to the Company's Form 10-K for the ten months ended December 31, 1999 for more complete financial information.

     On September 30, 1999, the Board of Directors of the Company approved an amendment to Article I, Section 1.03 of the Company's Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December 31. The Company filed a Form 10-K for the 10-month period ending December 31, 1999 to cover the transition period. The prior year comparative financial information in this Form 10-Q report reflects the months of April, May, and June 1999, and January through June 1999, respectively.

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

------     --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2000 and June 30, 1999


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

     On November 4, 1999, the Board of Directors of SI/BAKER approved an amendment to Article VII, Section 5 of the Bylaws to change the fiscal year end of the Company from the last day of February to December 31. SI/BAKER's financial statements for the 10-month period ending December 31, 1999 were included in the Company's report on Form 10-K for the 10-month period ending December 31, 1999. The prior year comparative financial information in this Form 10-Q report reflects the months of April, May, and June 1999, and January through June 1999, respectively.

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

------     --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2000 and June 30, 1999


     The acquisition was accounted for as purchase in accordance with APB No. 16 and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The amount of goodwill recorded at the time of acquisition was $18,640,000 and is being amortized over a period of 40 years.

     On the basis of a pro forma consolidation of the results of operations of Ermanco, as if the acquisition had taken place on January 1, 1999, the following pro forma financial results for the six months ended June 30, 1999 are as follows (in thousands, except per share amounts):

                                                        For the Six Months Ended
                                                              June 30, 1999
                                                        ------------------------

     Net sales                                                  $ 36,164
                                                                  ======
     Net earnings                                               $  1,266
                                                                  ======
     Basic earnings per share                                   $    .30
                                                                  ======
     Diluted earnings per share                                 $    .29
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

------     --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2000 and June 30, 1999


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

     Prior to the acquisition, the Company operated in one major market segment. With the addition of the Ermanco operations, the Company now operates in two major market segments, and products are sold worldwide as follows (in thousands):


     For the six months ended                    Automated Material     Conveyor
     June 30, 2000:                               Handling Systems       Systems        Total
     -------------------------------             ------------------     ---------     -------
     Sales                                            $ 15,221            19,812        35,033
     Earnings before interest expense,
       interest income, equity in
       income of joint ventures, and
       income taxes                                      1,043             2,176         3,219
     Total assets                                       15,843            29,301        45,144
     Capital expenditures                                   77               141           218
     Depreciation and amortization
       expense                                             202               365           567

     Geographic segment information was as follows (in thousands):


     For the six months ended
     June 30, 2000:                     Domestic    Europe and Asia     Canada      Total
     ------------------------------     --------    ---------------     ------     ------
     Sales                              $ 32,587         1,951            495      35,033
     Earnings before interest
       expense, interest
       income, equity in income
       of joint ventures,
       and income taxes                    3,219             -              -       3,219
     Total assets                         45,144             -              -      45,144
     Capital expenditures                    218             -              -         218
     Depreciation and
       amortization expense                  567             -              -         567

     Inter-segment sales for the six months ended June 30, 2000 totaled $88,000.

------     --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2000 and June 30, 1999


(6)  Long-Term Debt
     --------------
     On March 30, 2000, the Company received a waiver of certain loan covenants as well as an amendment to the term loan and line of credit agreements relative to future covenant requirements, a variable term loan interest rate increase to LIBOR plus 3%, and limitations on the payment of interest on subordinated debt.


Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $6,769,000 at June 30, 2000 from $6,242,000 at December 31, 1999. The increase resulted from cash provided by operating activities totaling $1,921,000. Partially offsetting the increase in cash and cash equivalents from this source was the repayment of long-term debt of $947,000, purchases of capital equipment of $218,000, and additional consideration and costs of $231,000 paid in connection with the Ermanco acquisition. Funds used by operating activities during the six months ended June 30, 1999 were $2,945,000.
     On April 13, 1999, the Company acquired all of the outstanding common stock of Modular Automation Corp. ("MAC") of Greene, New York for $1,957,000. The acquisition required a net cash outlay of $928,000. The purchase price of the acquisition was allocated to the assets acquired based on fair value with the remainder representing goodwill. The acquired Automated Guided Vehicle ("AGV") products and personnel were integrated into the SI Systems operation. However, as of December 31, 1999, the AGV product line associated with the MAC acquisition was abandoned. The write-off of certain long-lived assets, including goodwill, totaling $561,000 was recognized in the Consolidated Statement of Operations for the ten months ended December 31, 1999 in accordance with the criteria set forth by SFAS No. 121.
     On September 30, 1999,  the Company  completed the  acquisition  of all the outstanding common stock of Ermanco Incorporated ("Ermanco"). Ermanco, headquartered in Spring Lake, Michigan, designs and installs complete conveying systems for a variety of manufacturing and warehousing applications. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, of which $1,551,000 is held in escrow ($801,000 was released in January 2000), $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999. The Company financed $14,000,000 of the acquisition through term debt. The acquisition required a net cash outlay of $2,264,000.
     The acquisition was accounted for as a purchase in accordance with APB No. 16 and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The amount of goodwill recorded at the time of acquisition was $18,640,000 and is being amortized over a period of 40 years.
     On the closing date of the acquisition, the Company entered into employment agreements with four employees. Leon C. Kirschner and Steven Shulman, both principal stockholders of Ermanco, joined the Board of Directors of the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and
------     ---------------------------------------------------------------
           Results of Operations
           ---------------------

Liquidity And Capital Resources (Continued)
-------------------------------
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a new three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, and fair market value of the Company's property and plant, and liquidation value of equipment, plus an amount equal to $2,500,000. This amount will be reduced by $625,000 every six months during the first two years of the line of credit facility until such amount reaches zero, minus the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of June 30, 2000, the Company did not have any borrowings under the line of credit facility.
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its bank. During the first two years of the term loan, the Company will repay equal quarterly payments of $312,500 plus accrued interest. After the second anniversary of the September 30, 1999 closing date, the Company will make equal quarterly payments of $575,000, plus interest. The interest rate on $7,000,000 of the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate plus three percent. The Company also entered into an interest rate swap agreement for fifty percent of the term loan to hedge the floating interest rate. The seven-year interest rate swap for $7,000,000 was at a fixed rate of 9.38%. On July 27, 2000, the Company prepaid, without penalty, $1,150,000 of the term loan with the variable interest rate. The prepayment consisted of two quarterly payments of $575,000 pertaining to the final year of the term loan.
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, and maintenance of certain financial ratios. The Company was in compliance with all covenants, as amended, as of June 30, 2000.
     The promissory notes issued to the fourteen stockholders of Ermanco totaled $3,000,000, have a term of seven years, and bear interest at an annual rate of ten percent in years one through three, twelve percent in years four and five, and fourteen percent in years six and seven. The weighted average interest rates on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under its line of credit facility and term loan. Effective April 1, 2000, the Company is prohibited from making any cash payments of subordinated debt and interest until the Company is in full compliance with all the financial covenants as originally set forth in the Loan Agreement with the Company's principal bank.
     On March 4, 1996, SI/BAKER established a $2,500,000 line of credit facility (the "facility") with its principal bank (the "bank"). Under the terms of the facility, SI/BAKER's parent companies, Paragon Technologies, Inc. (formerly, "SI Handling Systems, Inc.") and McKesson Automated Prescription Systems, Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the facility. During the fiscal year ended March 1, 1998, the bank increased the borrowing availability to $3,000,000 and extended the expiration date of the facility. On June 30, 2000, SI/BAKER did not have any borrowings under the facility, the facility expires effective August 31, 2000.

Item 2.    Management's Discussion and Analysis of Financial Condition and
------     ---------------------------------------------------------------
           Results of Operations
           ---------------------


Liquidity And Capital Resources (Continued)
-------------------------------
     The Company believes that its financial resources consisting of its current assets, anticipated cash flow, and the available line of credit facility will adequately finance its operating requirements for the foreseeable future.
     The Company, as part of its focus on its core business and strategy, has decided to sell unused land, and the remaining assets and customer lists of its current AGV and Automated Storage and Retrieval Systems ("ASRS") product lines.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the restrictive covenants associated with the recent financing obtained from the Company's principal bank, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. The Company did not have any material capital commitments as of June 30, 2000.


Results Of Operations
---------------------

(a)  Six Months Ended June 30, 2000  Versus Six Months Ended June 30, 1999
     ---------------------------------------------------------------------
     On September 30, 1999, the Board of Directors of the Company approved an amendment to Article I, Section 1.03 of the Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December
31. For the year ended December 31, 1999, the fiscal year consisted of ten months. The prior year comparative financial information in this Form 10-Q report reflects the months of April, May, and June 1999, and January through June 1999, respectively.
     On September 30, 1999, the Company concluded the acquisition of all of the outstanding common stock of Ermanco Incorporated. Ermanco operates as a wholly owned subsidiary of Paragon Technologies, Inc. and the results for the six months ended June 30, 2000 include the operations of Ermanco. However, the prior year comparative information in this Form 10-Q does not reflect the operations of Ermanco.
     The Company's net earnings for the six months ended June 30, 2000 were $1,557,000 compared to net earnings of $661,000 for the six months ended June 30, 1999. Unfavorably impacting the net earnings of $1,557,000 for the six months ended June 30, 2000 were employee severance and termination benefits of $337,000.
     The total backlog at June 30, 2000 was approximately $19,608,000. During the six months ending June 30, 2000, the Company received orders totaling approximately $30,956,000.
     Net sales of $35,033,000 for the six months ended June 30, 2000 increased 61.7% compared to net sales of $21,672,000 for the six months ended June 30, 1999. The sales increase of $13,361,000 is comprised of Ermanco's contribution to product sales approximating $19,812,000, offset by a decrease in SI Systems' sales of approximately $6,451,000 for the six months ended June 30, 2000, when compared to the six months ended June 30, 1999. The SI Systems' sales decrease in the six months ended June 30, 2000 was primarily attributable to a smaller backlog of orders at December 31, 1999, versus a larger backlog of orders at December 31, 1998. SI Systems experienced a decline in sales across all product lines, with the majority of the decrease relating to sales of the Cartrac and Order Selection product lines. The Company's business is dependent upon a limited number of large contracts with certain customers. This dependence can cause unexpected fluctuations in sales volume.
     Gross profit as a percentage of sales was 25.5% for the six months ended June 30, 2000 compared to 20.4% for the six months ended June 30, 1999. Ermanco's gross profit as a

Item 2.    Management's Discussion and Analysis of Financial Condition and
------     ---------------------------------------------------------------
           Results of Operations
           ---------------------


Results Of Operations
---------------------

(a) Six Months Ended June 30, 2000 Versus Six Months Ended June 30, 1999
    --------------------------------------------------------------------
    (Continued)
percentage of sales was 24.9% for the six months ended June 30, 2000. The increase in the gross profit percentage for the six months ended June 30, 2000 was attributable to enhanced internal controls relative to pricing practices and favorable performances on several contracts, principally for SI Systems' higher margin proprietary products lines, initiated in the prior fiscal year that were completed or nearing completion during the six months ended June 30, 2000. Offsetting the impact of the favorable performances on several contracts was the recognition of additional losses on a major contract where significant cost overruns, resulting in losses, were experienced during the ten months ended December 31, 1999.
     Estimates relative to loss contracts, which the Company experienced to an unusual extent in the period ended December 31, 1999, are inherently more difficult to make than those in which the contract has proceeded according to original expectations. Uncertainty exists with respect to the resources required to accomplish the contractual scope or work dealing with the final integration of state-of-the-art automated materials handling systems. Consequently, while the Company believes the full effect of both projected and presently incurred cost overruns has been accrued, current estimates may need to be revised as additional information becomes available. Also the backlog of orders of approximately $3,570,000 attributable to these contracts will be recognized at no gross profit throughout the remainder of this calendar year.
     Selling, general and administrative expenses of $5,258,000 were higher by $1,984,000 for the six months ended June 30, 2000 than in the six months ended June 30, 1999. The increase of $1,984,000 is comprised of additional costs of operations totaling approximately $2,377,000 related to Ermanco, offset by a decrease in SI Systems' selling, general and administrative expenses of approximately $393,000 for the six months ended June 30, 2000, when compared to the six months ended June 30, 1999. The decrease in SI Systems' selling, general and administrative expenses was primarily attributable to the prior year comparable period containing a larger amount of costs associated with product promotion and sales efforts aimed at expanding the customer base of business. These expenses were impacted as a result of the restructuring initiative whereby employees were separated from the Company.
     Product development costs of $109,000 were lower by $139,000 for the six months ended June 30, 2000 than in the six months ended June 30, 1999. Development programs in the six months ended June 30, 2000 included enhancements to the Company's conveyor technology, and horizontal transportation and order selection product lines. Development programs in the six months ended June 30, 1999 included enhancements to the Company's horizontal transportation and order selection product lines.
     Amortization of goodwill represented costs associated with the acquisition of Ermanco Incorporated on September 30, 1999 and Modular Automation Corp. ('MAC") on April 13, 1999. Goodwill amortization expense associated with the Ermanco acquisition during the six months ended June 30, 2000 totaled approximately $233,000. There was no goodwill amortization expense associated with the Ermanco acquisition in the comparable prior year period. Goodwill amortization expense associated with the MAC acquisition during the six months ended June 30, 1999 totaled approximately $14,000. There was no goodwill amortization expense pertaining to the MAC acquisition in the six months ended June 30, 2000 due to the write-off during the ten months ended December 31, 1999 of certain long-lived assets, primarily goodwill, associated with the elimination of the Automated Guided Vehicle product line related to the acquisition of MAC.

Item 2.    Management's Discussion and Analysis of Financial Condition and
------     ---------------------------------------------------------------
           Results of Operations
           ---------------------


Results Of Operations
---------------------

(a)  Six Months Ended June 30, 2000 Versus Six Months Ended June 30, 1999
     --------------------------------------------------------------------
     (Continued)
     Employee severance and termination benefits of $337,000 for the six months ended June 30, 2000 was associated with a first quarter restructuring initiative, whereby the Company separated approximately sixteen employees.
     Interest expense of $837,000 was higher by $822,000 for the six months ended June 30, 2000 than in the six months ended June 30, 1999. The increase in interest expense was primarily attributable to the term debt and subordinated notes issued in connection with the Ermanco acquisition, which was completed on September 30, 1999.
     Interest income of $136,000 was higher by $66,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase in interest income was primarily attributable to the higher level of funds available for short-term investments.
     Equity in income of joint ventures represents the Company's proportionate share of its investments in the SI-Egemin and SI/BAKER joint ventures that are being accounted for under the equity method. The net favorable variance of $22,000 in the equity in income of joint ventures for the six months ended June 30, 2000, was comprised of a favorable variance of $125,000 attributable to the SI/BAKER joint venture, as compared to the six months ended June 30, 1999. Offsetting the increase of SI/BAKER's favorable variance was an unfavorable variance of approximately $103,000 attributable to the SI-Egemin joint venture.
     The favorable variance of $125,000 for the six months ended June 30, 2000 in the equity in income of the SI/BAKER joint venture was primarily due to its increased sales of approximately $2,666,000 as compared to the six months ended June 30, 1999, plus a reduction of $82,000 in product development expenses, an increase of $65,000 in interest income, net, and an increase of $41,000 in other income, net, associated with royalty income. Partially offsetting these favorable variances was SI/BAKER's increase of $106,000 in revenue-based royalty costs due to the parent companies.
     The unfavorable variance of $103,000 for the six months ended June 30, 2000 in the equity in income of the SI-Egemin joint venture was attributable to start-up costs. The SI-Egemin joint venture was initiated in July 1999.
     The favorable variance in other income, net was primarily attributable to an increase in the revenue-based royalty income related to the SI/BAKER joint venture and Ermanco license agreements.
     The Company incurred income tax expense of $1,033,000 during the six months ended June 30, 2000, compared to income tax expense of $419,000 in the comparable prior year period. Income tax expense was generally recorded at statutory federal and state tax rates expected to apply for each fiscal year.

(b)  Three Months Ended June 30, 2000 Versus Three Months Ended June 30, 1999
     ------------------------------------------------------------------------
     With the exception of the following Statement of Operations captions, changes in the second quarter of calendar year 2000 compared to the prior year were consistent with those previously noted above for the six-month period.
     Net sales of $16,689,000 for the three months ended June 30, 2000 increased 39.8% compared to net sales of $11,934,000 for the three months ended June 30, 1999. The sales increase of $4,755,000 is comprised of Ermanco's contribution to product sales approximating $9,293,000, offset by a decrease in SI Systems' sales of approximately $4,538,000 for the three months ended June 30, 2000, when compared to the three months ended June 30, 1999. With the exception of slightly higher Lo-Tow and Cartrac sales, the decrease in SI System's sales was experienced across the Company's other product lines with the majority of the decrease relating to sales of the Company's Order Selection product line.

Item 2.    Management's Discussion and Analysis of Financial Condition and
------     ---------------------------------------------------------------
           Results of Operations
           ---------------------


Results Of Operations
---------------------

(b)  Three Months Ended June 30, 2000 Versus Three Months Ended June 30, 1999
     ------------------------------------------------------------------------
     (Continued)
     Gross profit as a percentage of sales was 27.1% for the three months ended June 30, 2000 compared to 18.6% for the three months ended June 30, 1999. Ermanco's gross profit as a percentage of sales was 26.2% for the three months ended June 30, 2000. The increase in the gross profit percentage for the three months ended June 30, 2000 was attributable to enhanced internal controls relative to pricing practices and favorable performances on several contracts, principally for SI Systems' higher margin proprietary products lines, initiated in the prior fiscal year that were completed or nearing completion during the three months ended June 30, 2000. Offsetting the impact of the favorable performances on several contracts was the recognition of additional losses on a major contract where significant cost overruns, resulting in losses, were experienced during the ten months ended December 31, 1999.
     Selling, general and administrative expenses of $2,868,000 were higher by $1,092,000 for the three months ended June 30, 2000 than in the three months ended June 30, 1999. The increase of $1,092,000 is comprised of additional costs of operations totaling approximately $1,327,000 related to Ermanco, offset by a decrease in SI Systems' selling, general and administrative expenses of approximately $235,000 for the three months ended June 30, 2000, when compared to the three months ended June 30, 1999. The decrease in SI Systems' selling, general and administrative expenses was primarily attributable to the prior year comparable period containing a larger amount of costs associated with product promotion and sales efforts aimed at expanding the customer base of business. These expenses were impacted as a result of the restructuring initiative whereby employees were separated from the Company.

Cautionary Statement
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission rules, regulations, and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Among other things, they regard the Company's acquisition activities, earnings, liquidity, financial condition, and certain operational matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will," "will likely," "are expected to," "will continue," "should," "project," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such "forward-looking statements": (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports; (2) as a result of risks and uncertainties associated with the Ermanco acquisition, including the failure to realize anticipated benefits of such acquisition, the failure to integrate Ermanco successfully with the Company, and any unforeseen complications related to the Ermanco acquisition; (3) as a result of risks associated with the Company's restructuring, including the failure to achieve anticipated operating savings, and the possibility that the restructuring charges will be greater than anticipated; (4) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth, competition, certain costs increases, and any potential exposures relating to Year 2000 matters; or (5) if the factors on which the Company's conclusions are based do not conform to the Company's expectaions.

Item 2.    Management's Discussion and Analysis of Financial Condition and
------     ---------------------------------------------------------------
           Results of Operations
           ---------------------


Quantitative and Qualitative Disclosures
----------------------------------------
     The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments, and in the six months ended June 30, 2000, an interest rate swap agreement. Generally, the Company seeks to match the terms of its debt with its purpose. The Company uses a variable rate line of credit facility to provide working capital for operations. On September 30, 1999, the Company entered into an interest rate swap agreement for 50% of its new term loan from its principal bank to effectively convert half of the term loan from a variable rate note to a fixed rate note. A standard interest rate swap agreement involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. The counterpart to the swap agreement is the Company's principal bank.
     The Company does not believe that its exposures to interest rate risk or foreign currency exchange risk, risks from commodity prices, equity prices and other market changes that affect market risk sensitive instruments, including the interest rate swap agreement, are material to its results of operations.



                           PART II - OTHER INFORMATION
                           ---------------------------


Item 6.    Exhibits and Reports on Form 8-K
------     --------------------------------

             (a)   Exhibit 27 - Financial Data Schedule.

             (b) Effective April 5, 2000, SI Handling Systems, Inc. amended its Articles of Incorporation in order to change its name to Paragon Technologies, Inc. A Form 8-K was filed on April 7, 2000 regarding this change to the name of the corporation.

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

                                        PARAGON TECHNOLOGIES, INC.
                                        (formerly, "SI Handling, Systems, Inc.")

                                        /S/ William R. Johnson
                                        ----------------------------------------

                                        William R. Johnson
                                        President & CEO


Dated:      August 14, 2000
        ----------------------

                                                                      Schedule A
                                                                      ----------











                                 SI/BAKER, INC.

                              Financial Statements
                                  June 30, 2000

SI/BAKER, INC.
Balance Sheets
June 30, 2000 (Unaudited) and December 31, 1999
  (In Thousands, Except Share Data)

                                                                 June              December
                                                               30, 2000            31, 1999
                                                               --------            --------

Assets
------
Current assets:
   Cash and cash equivalents, principally
     time deposits                                             $  2,828               2,895
                                                                 ------              ------

Receivables:
   Trade                                                          3,023               1,358
   Other receivables                                                155                 129
                                                                 ------              ------
     Total receivables                                            3,178               1,487
                                                                 ------              ------

   Costs and estimated earnings in
     excess of billings                                           1,242               2,159
   Deferred income tax benefits                                     391                 391
   Prepaid expenses and other current
     assets                                                         213                  53
                                                                 ------              ------

       Total current assets                                       7,852               6,985
                                                                 ------              ------

   Machinery and equipment, at cost                                 215                 194
   Less:  accumulated depreciation                                  136                 121
                                                                 ------              ------
   Net machinery and equipment                                       79                  73
                                                                 ------              ------

   Equipment leased to customer                                     487                 487
   Less:  accumulated depreciation                                  487                 467
                                                                 ------              ------
     Net equipment leased to customer                                 -                  20
                                                                 ------              ------

   Deferred income tax benefits                                      22                  22
                                                                 ------              ------

       Total assets                                            $  7,953               7,100
                                                                 ======              ======

SI/BAKER, INC.
Balance Sheets
June 30, 2000 (Unaudited) and December 31, 1999
  (In Thousands, Except Share Data)

                                                                 June              December
                                                               30, 2000            31, 1999
                                                               --------            --------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:

   Accounts payable:
     Trade                                                     $  1,114                 739
     Affiliated companies                                           183                  64
                                                                  -----               -----
       Total accounts payable                                     1,297                 803
                                                                  -----               -----

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                                     2,117               2,114
   Accrued salaries, wages, and
     commissions                                                    197                 247
   Income taxes payable                                              33                 143
   Accrued royalties payable                                        397                 361
   Accrued product warranties                                       960                 842
   Accrued other liabilities                                         89                  77
                                                                  -----               -----
       Total current liabilities                                  5,090               4,587
                                                                  -----               -----

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                                  -                   -
   Additional paid-in capital                                       200                 200
   Retained earnings                                              2,663               2,313
                                                                  -----               -----
       Total stockholders' equity                                 2,863               2,513
                                                                  -----               -----

       Total liabilities and stockholders'
         equity                                                $  7,953               7,100
                                                                  =====               =====

SI/BAKER, INC.
Statements of Operations (Unaudited)
Six Months Ended June 30, 2000 and and June 30, 1999
  (In Thousands)

                                        Three Months Ended               Six Months Ended
                                   ---------------------------     --------------------------
                                       June           June             June            June
                                     30, 2000       30, 1999         30, 2000        30, 1999
                                   ------------   ------------     ------------    ----------
Net sales                             $ 4,585          2,986            8,018          5,352
Cost of sales                           3,793          2,366            6,668          4,295
                                        -----          -----            -----          -----

Gross profit on sales                     792            620            1,350          1,057
                                        -----          -----            -----          -----

Selling, general and
   administrative
   expenses                               273            289              542            556
Product development
   costs                                   59             84               75            157
Royalty expense to
   parent companies                       183            119              320            214
Interest income                           (28)            (9)             (71)           (18)
Interest expense                            -              3                -             12
Other income, net                         (51)           (15)             (96)           (55)
                                        -----          -----            -----          -----
                                          436            471              770            866
                                        -----          -----            -----          -----

Earnings before
   income taxes                           356            149              580            191
Income tax expense                        139             63              230             91
                                        -----          -----            -----          -----

Net earnings                          $   217             86              350            100
                                        =====          =====            =====          =====

SI/BAKER, INC.
Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2000 and June 30, 1999
  (In Thousands)

                                                                           Six Months Ended
                                                                       ------------------------
                                                                          June          June
                                                                        30, 2000      30, 1999
                                                                       ----------    ----------
Cash flows from operating activities:
   Net earnings                                                         $   350           100
   Adjustments to reconcile net earnings to net
     cash provided (used) by operating activities:
       Depreciation of machinery and
         equipment and leased equipment                                      35            97
       Changes in operating assets and
         liabilities:
           Receivables                                                   (1,691)          335
           Costs and estimated earnings
              in excess of billings                                         917            (2)
           Deferred tax benefit                                               -            35
           Prepaid expenses and other
              current assets                                               (160)          139
           Accounts payable                                                 494            (5)
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                                          3           351
           Accrued salaries, wages, and
              commissions                                                   (50)           20
           Income taxes payable                                            (110)           34
           Accrued royalties payable                                         36           127
           Accrued product warranties                                       118            97
           Accrued other liabilities                                         12            (3)
           Deferred compensation                                              -          (111)
                                                                          -----         -----
Net cash provided (used)
   by operating activities                                                  (46)        1,214
                                                                          -----         -----

Cash flows from investing activities:
   Additions to machinery and equipment                                     (21)          (13)
                                                                          -----         -----
     Net cash used by investing activities                                  (21)          (13)
                                                                          -----         -----

Increase (decrease) in cash and cash equivalents                            (67)        1,201
Cash and cash equivalents,
   beginning of period                                                    2,895           250
                                                                          -----         -----
Cash and cash equivalents, end of period                                $ 2,828         1,451
                                                                          =====         =====

Supplemental disclosure of cash flow information:
     Cash paid (received) during the period for:
       Income taxes                                                     $   375          (175)
                                                                          =====         =====
       Interest                                                         $     7            21
                                                                          =====         =====

                           PARAGON TECHNOLOGIES, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX
                                  -------------



Exhibit No.
----------

27       Financial Data Schedule.