Form 10-Q
period 2000-09-30
PARAGON TECHNOLOGIES INC
filed 2000-11-14
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended September 30, 2000


                           Commission File No. 1-15729




                           PARAGON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)



         Pennsylvania                                            22-1643428
-------------------------------                              -------------------
(State Or Other Jurisdiction Of                               (I.R.S. Employer
 Incorporation Or Organization)                              Identification No.)



     600 Kuebler Road, Easton, PA                                   18040
----------------------------------------                        -------------
(Address Of Principal Executive Offices)                          (Zip Code)



Registrant's Telephone Number, Including Area Code:              610-252-7321
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


Number of shares of common stock, par value $1.00 per share, outstanding as of September 30, 2000: 4,194,869.
                    ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.   Financial Statements
          --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2000 (Unaudited) and December 31, 1999
(In Thousands, Except Share Data)

                                                                   September        December
                                                                   30, 2000         31, 1999
                                                                --------------     ----------

Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits                                                 $  7,058             6,242
                                                                     ------            ------

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $78 as of September 30, 2000
       and $54 as of December 31, 1999)                               7,277             6,824
     Notes and other receivables                                        378               952
                                                                     ------            ------
         Total receivables                                            7,655             7,776
                                                                     ------            ------

   Costs and estimated earnings in excess
     of billings                                                      1,160             1,864
                                                                     ------            ------

   Inventories:
     Raw materials                                                    2,322             1,819
     Work-in-process                                                    217               343
     Finished goods                                                     636             1,243
                                                                     ------            ------
         Total inventories                                            3,175             3,405
                                                                     ------            ------

   Deferred income tax benefits                                       1,684             1,684
   Prepaid expenses and other current assets                            518               715
                                                                     ------            ------
         Total current assets                                        21,250            21,686
                                                                     ------            ------

   Property, plant and equipment, at cost:
     Land                                                               257               327
     Buildings and improvements                                       3,717             3,717
     Machinery and equipment                                          6,326             6,078
                                                                     ------            ------
                                                                     10,300            10,122
     Less:  accumulated depreciation                                  7,240             6,788
                                                                     ------            ------
         Net property, plant and equipment                            3,060             3,334
                                                                     ------            ------

   Deferred income tax benefits                                         260               260
   Investments in joint ventures                                      1,621             1,399
   Excess of cost over fair value of net assets
     acquired, less amortization of $468 as of
     September 30, 2000 and $116 as of
     December 31, 1999                                               18,242            18,524
   Other assets, at cost less accumulated
     amortization of $170 as of September 30, 2000
     and $121 as of December 31, 1999                                   152               203
                                                                     ------            ------
         Total assets                                              $ 44,585            45,406
                                                                     ======            ======

          See accompanying notes to consolidated financial statements.

          --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2000 (Unaudited) and December 31, 1999
(In Thousands, Except Share Data)

                                                                   September        December
                                                                   30, 2000         31, 1999
                                                                --------------     ----------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt                          $  1,252             1,578
   Accounts payable                                                   4,771             5,169
   Customers' deposits and billings in excess
     of costs and estimated earnings                                  4,363             5,154
   Accrued salaries, wages, and commissions                           1,594             1,356
   Income taxes payable                                                 979                49
   Accrued royalties payable                                            223               284
   Accrued product warranties                                           939               903
   Accrued pension and retirement
     savings plan liabilities                                           622               463
   Accrued other liabilities                                            465             1,355
                                                                     ------            ------

       Total current liabilities                                     15,208            16,311
                                                                     ------            ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Term loan                                                       10,350            12,438
     Subordinated notes payable                                       3,000             3,000
     Other                                                               13                13
                                                                     ------            ------
       Total long-term debt                                          13,363            15,451
   Deferred compensation                                                109               219
                                                                     ------            ------
       Total long-term liabilities                                   13,472            15,670
                                                                     ------            ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued and outstanding
     4,194,869 shares as of September 30, 2000
     and 4,184,878 shares as of
     December 31, 1999                                                4,195             4,185
   Additional paid-in capital                                         6,882             6,817
   Retained earnings                                                  4,828             2,423
                                                                     ------            ------

       Total stockholders' equity                                    15,905            13,425
                                                                     ------            ------

       Total liabilities and stockholders' equity                $   44,585            45,406
                                                                     ======            ======

          See accompanying notes to consolidated financial statements.

          --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Nine Months Ended September 30, 2000 and September 30, 1999 (In Thousands, Except Share And Per Share Data)

                                        Three Months Ended               Nine Months Ended
                                   ---------------------------     ----------------------------
                                     September      September        September       September
                                     30, 2000       30, 1999         30, 2000        30, 1999
                                   ------------   ------------     ------------    ------------
Net sales                           $  13,473          10,709           48,506          32,381
Cost of sales                           9,286           9,948           35,371          27,200
                                       ------          ------           ------          ------
Gross profit on sales                   4,187             761           13,135           5,181
                                       ------          ------           ------          ------

Selling, general and
   administrative expenses              2,506           1,707            7,764           4,981
Product development costs                  28              57              137             305
Amortization of goodwill                  119              30              352              44
Employee severance and
   termination benefits                     -               -              337               -
Interest expense                          400               8            1,237              23
Interest income                          (126)            (15)            (262)            (85)
Equity in income of joint
   ventures                               (45)            (71)            (116)           (120)
Other income, net                         (81)            (65)            (290)           (157)
                                       ------           ------          ------          ------
                                        2,801            1,651           9,159           4,991
                                       ------           ------          ------          ------

Earnings (loss) before
   income taxes                         1,386             (890)          3,976             190
Income tax expense (benefit)              538             (357)          1,571              62
                                       ------           ------          ------          ------
Net earnings (loss)                 $     848             (533)          2,405             128
                                       ======           ======          ======          ======

Basic earnings (loss)
   per share                        $      .20            (.14)            .57             .03
                                       =======          ======          ======          ======

Diluted earnings (loss)
   per share                        $      .20            (.14)            .56             .02
                                       =======          ======          ======          ======

Weighted average shares
   outstanding                       4,194,869       3,705,084       4,188,208       3,704,836
Dilutive effect of stock
   options                               1,649          15,646           1,626          13,214
Dilutive effect of phantom
   stock units                          14,673          14,223          15,587          15,023
                                     ---------       ---------       ---------       ----------
Weighted average shares
   outstanding assuming
   dilution                          4,211,191       3,734,953       4,205,421       3,733,073
                                     =========       =========       =========       =========

          See accompanying notes to consolidated financial statements.

          --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2000 and September 30, 1999 (In Thousands, Except Share Data)

                                                                          Nine Months Ended
                                                                   -------------------------------
                                                                     September        September
                                                                      30, 2000        30, 1999
                                                                   -------------    -------------
Cash flows from operating activities:
   Net earnings                                                      $  2,405              128
   Adjustments to reconcile net earnings
     to net cash provided (used)
     by operating activities:
       Depreciation of plant and equipment                                452              201
       Amortization of intangibles                                        401               35
       Gain on disposition of equipment                                    (2)              (3)
       Equity in income of joint ventures                                (116)            (120)
       Issuance of 9,991 common shares as
         non-cash interest payment on
         subordinated notes                                                75                -
       Change in operating assets and liabilities,
         net of effects of the acquisition of
         Modular Automation Corp. and
         Ermanco Incorporated:
           Receivables                                                    121           (7,939)
           Costs and estimated earnings in
              excess of billings                                          704            6,300
           Inventories                                                    230              872
           Deferred income tax benefits                                     -             (531)
           Prepaid expenses and other current assets                      197               (6)
           Other noncurrent assets                                          2             (335)
           Accounts payable                                              (398)          (1,436)
           Customers' deposits and billings in excess
              of costs and estimated earnings                            (791)            (808)
           Accrued salaries, wages, and commissions                       238               56
           Income taxes payable                                           930              148
           Accrued royalties payable                                      (61)             (97)
           Accrued pension and retirement
              savings plan liabilities                                    159               96
           Accrued product warranties                                      36              341
           Accrued other liabilities                                     (659)             370
           Deferred compensation                                         (110)             (20)
                                                                       ------           ------
Net cash provided (used) by operating activities                        3,813           (2,748)
                                                                       ------           ------

Cash flows from investing activities:
   Proceeds from the disposition of equipment                               2                3
   Investment in SI-Egemin joint venture                                 (106)             (97)
   Additional consideration paid in connection
     with Ermanco acquisition                                            (231)               -
   Acquisition of Modular Automation Corp.,
     net of cash acquired                                                   -             (928)
   Acquisition of Ermanco Incorporated, net
     of cash acquired                                                       -           (1,980)
   Additions to property, plant and equipment                            (248)            (312)
                                                                       ------           ------
Net cash used by investing activities                                    (583)          (3,314)
                                                                       ------           ------

          See accompanying notes to consolidated financial statements.

          --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended September 30, 2000 and September 30, 1999 (In Thousands, Except Share Data)

                                                                          Nine Months Ended
                                                                   -------------------------------
                                                                     September       September
                                                                     30, 2000       30, 1999
                                                                   ------------   --------------
Cash flows from financing activities:
   Advance of revolving credit loan
     payable to bank                                                       -            2,153
   Sale of common shares in connection
     with employee incentive stock option plan                             -               48
   Repayment of long-term debt                                        (2,414)             (27)
   Dividends paid on common stock                                          -             (371)
   Repurchase and retirement of common stock                               -             (348)
                                                                      ------           ------
   Net cash provided (used) by financing activities                   (2,414)           1,455
                                                                      ------           ------

   Increase (decrease) in cash and cash equivalents                      816           (4,607)
   Cash and cash equivalents, beginning
     of period                                                         6,242            4,785
                                                                      ------           ------
   Cash and cash equivalents, end of period                         $  7,058              178
                                                                      ======           ======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                       $  1,474                3
                                                                      ======           ======
     Income taxes                                                   $    619              431
                                                                      ======           ======

Supplemental disclosures of noncash
investing and financing activities:
   Adjustment to excess of cost
     over fair value of net assets acquired
     due to a change in the estimated
     fair value of land acquired                                    $     70                -
                                                                      ======           ======

   Issuance of 8,861 common shares in
     exchange for 3,743 common shares delivered
     to the Company by officers
     in connection with the employees'
     incentive stock option                                         $      -               43
                                                                      ======           ======

   Issuance of 481,284 common shares
     for Ermanco acquisition                                        $      -            4,500
                                                                      ======           ======

   Issuance of $14,000 of term debt for
     Ermanco acquisition                                            $      -           14,000
                                                                      ======           ======

   Issuance of subordinated notes payable
     for Ermanco acquisition                                        $      -            3,000
                                                                      ======          =======

          See accompanying notes to consolidated financial statements.

          --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2000 and September 30, 1999


(1) The information contained in this Form 10-Q report is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial statements furnished reflect all adjustments and accruals that are necessary to a fair statement of results for the interim periods presented. The financial statements include the accounts of the Company and Ermanco Incorporated ("Ermanco"), a wholly owned subsidiary company, after elimination of intercompany balances and transactions. Results for interim periods are not necessarily indicative of results expected for the fiscal year. Refer to the Company's Form 10-K for the ten months ended December 31, 1999 for more complete financial information.

     On September 30, 1999, the Board of Directors of the Company approved an amendment to Article I, Section 1.03 of the Company's Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December 31. The Company filed a Form 10-K for the 10-month period ending December 31, 1999 to cover the transition period. The prior year comparative financial information in this Form 10-Q report reflects the months of July, August, and September 1999, and January through September 1999, respectively.

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

(2)  SI/BAKER, INC.
     --------------
     Paragon Technologies, Inc., (formerly, "SI Handling Systems, Inc.") and McKesson Automated Prescription Systems, Inc.("McKesson APS"), formerly known as Automated Prescription Systems, Inc., are co-venturers in a joint venture named SI/BAKER, INC. ("SI/BAKER" or the "joint venture"). On September 29, 1998, McKesson Corporation [NYSE: MCK], a healthcare supply management company, announced the completion of its acquisition of Automated Prescriptions Systems, Inc. Automated Prescription Systems, Inc. was renamed McKesson Automated Prescription Systems, Inc. The SI/BAKER joint venture draws upon the automated materials handling systems experience of SI Systems and the automated pill counting and dispensing products of McKesson APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.

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

     Schedule  A  contains  the  SI/BAKER,   INC.  financial   statements.   The
     information contained in the SI/BAKER, INC. financial statements is unaudited and is subject to year-end adjustments and audit. However, in the opinion of management, the interim financial statements furnished reflect all adjustments and accruals that are necessary to a fair statement of results for the interim periods presented.

          --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2000 and September 30, 1999


     On November 4, 1999, the Board of Directors of SI/BAKER approved an amendment to Article VII, Section 5 of the Bylaws to change the fiscal year end of the Company from the last day of February to December 31. SI/BAKER's financial statements for the 10-month period ending December 31, 1999 were included in the Company's report on Form 10-K for the 10-month period ending December 31, 1999. The prior year comparative financial information in this Form 10-Q report reflects the months of July, August, and September 1999, and January through September 1999, respectively.

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

     The acquisition was accounted for as a purchase in accordance with APB No. 16 and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The amount of goodwill associated with the acquisition was $18,710,000 and is being amortized over a period of 40 years.

     On the basis of a pro forma consolidation of the results of operations of Ermanco, as if the acquisition had taken place on January 1, 1999, the following pro forma financial results for the nine months ended September 30, 1999 are as follows (in thousands, except per share amounts):

                                                                    For the Nine Months Ended
                                                                        September 30, 1999
                                                                 ------------------------------
     Net sales                                                               $ 56,384
                                                                               ======
     Net earnings                                                            $  1,403
                                                                               ======
     Basic earnings per share                                                $    .34
                                                                               ======
     Diluted earnings per share                                              $    .32
                                                                               ======

          --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2000 and September 30, 1999


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

     The Company's Easton, Pennsylvania operations (hereafter referred to as "SI Systems") is a systems integrator supplying automated materials handling systems to manufacturing, order selection, and distribution operations. The systems are designed, sold, manufactured, installed, and serviced by its own staff or by others for SI Systems, at its direction, generally as labor-saving devices to improve productivity and reduce costs. SI Systems' products are utilized to automate the movement or selection of products and are often integrated with other automated equipment, such as conveyors and robots. SI Systems' products involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. SI Systems' staff develops and designs computer control programs required for the efficient operation of the systems.

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

          --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2000 and September 30, 1999


Prior to the acquisition, the Company operated in one major market segment. With the addition of the Ermanco operations, the Company now operates in two major market segments, and products are sold worldwide as follows:


For the nine months ended                        Automated Material     Conveyor
September 30, 2000 (in thousands):                 Handling Systems      Systems        Total
--------------------------------                 -------------------    ---------     ---------
Sales                                                $  23,163             25,343       48,506
Earnings before interest expense,
   interest income, equity in
   income of joint ventures, and
   income taxes                                          2,646              2,189        4,835
Total assets                                            14,774             29,811       44,585
Capital expenditures                                        83                165          248
Depreciation and amortization
   expense                                                 303                550          853

Geographic segment information was as follows (in thousands):

For the nine months ended
September 30, 2000 (in thousands):       Domestic     Europe and Asia      Canada         Total
--------------------------------         --------     ---------------      ------       ---------
Sales                                    $ 45,037          2,609             860          48,506
Earnings before interest
   expense, interest
   income, equity in income
   of joint ventures,
   and income taxes                         4,835              -               -           4,835
Total assets                               44,585              -               -          44,585
Capital expenditures                          248              -               -             248
Depreciation and
   amortization expense                       853              -               -             853

Inter-segment  sales  for the nine  months  ended  September  30,  2000  totaled
$108,000.


For the three months ended                       Automated Material     Conveyor
September 30, 2000 (in thousands):                Handling Systems       Systems        Total
--------------------------------                 ------------------     ---------     ---------
Sales                                                  $ 7,942             5,531        13,473
Earnings before interest expense,
   interest income, equity in
   income of joint ventures, and
   income taxes                                          1,602                13         1,615
Total assets                                            14,774            29,811        44,585
Capital expenditures                                         6                24            30
Depreciation and amortization
   expense                                                 101               185           286

          --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2000 and September 30, 1999


Geographic segment information was as follows:

For the three months ended
September 30, 2000 (in thousands):       Domestic    Europe and Asia     Canada      Total
--------------------------------         --------    ---------------    --------   --------
Sales                                    $ 12,450           658            365      13,473
Earnings before interest
     expense, interest
     income, equity in income
     of joint ventures,
     and income taxes                       1,615             -              -       1,615
Total assets                               44,585             -              -      44,585
Capital expenditures                           30             -              -          30
Depreciation and
     amortization expense                     286             -              -         286

Inter-segment  sales for the three  months  ended  September  30,  2000  totaled
$20,000.

(6)  Long-Term Debt
     -------------
     On March 30, 2000, the Company received a waiver of certain loan covenants as well as an amendment to the term loan and line of credit agreements relative to future covenant requirements, a variable term loan interest rate increase to LIBOR plus 3%, and limitations on the cash payment of interest on subordinated debt. The limitations on the cash payment of interest on subordinated debt were eliminated on August 22, 2000.


Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $7,058,000 at September 30, 2000 from $6,242,000 at December 31, 1999. The increase resulted from cash provided by operating activities totaling $3,813,000. Partially offsetting the increase in cash and cash equivalents from this source was the repayment of long-term debt of $2,414,000, purchases of capital equipment of $248,000, an investment of $106,000 in the SI-Egemin joint venture, and additional consideration and costs of $231,000 paid in connection with the Ermanco acquisition. Funds used by operating activities during the nine months ended September 30, 1999 were $2,748,000.
     On April 13, 1999, the Company acquired all of the outstanding common stock of Modular Automation Corp. ("MAC") of Greene, New York for $1,957,000. The acquisition required a net cash outlay of $928,000. The purchase price of the acquisition was allocated to the assets acquired based on fair value with the remainder representing goodwill. The acquired Automated Guided Vehicle ("AGV") products and personnel were integrated into the SI Systems operation. However, as of December 31, 1999, the AGV product line associated with the MAC acquisition was abandoned. The write-off of certain long-lived assets, including goodwill, totaling $561,000 was recognized in the Consolidated Statement of Operations for the ten months ended December 31, 1999 in accordance with the criteria set forth by SFAS No. 121. The Company is in the process of assessing strategic alternatives for the AGV product line.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------
     On September 30, 1999,  the Company  completed the  acquisition  of all the outstanding common stock of Ermanco Incorporated ("Ermanco"). Ermanco, headquartered in Spring Lake, Michigan, designs and installs complete conveying systems for a variety of manufacturing and warehousing applications. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, of which $1,551,000 is held in escrow ($801,000 was released in January 2000), $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999. The Company financed $14,000,000 of the acquisition through term debt. The acquisition required a net cash outlay of $2,264,000. The remaining escrow of $750,000, including any earnings thereon, shall be distributed to the selling shareholders eighteen months after the September 30, 1999 closing date of the acquisition.
     The acquisition was accounted for as a purchase in accordance with APB No. 16 and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The amount of goodwill associated with the acquisition was $18,710,000 and is being amortized over a period of 40 years.
     On the closing date of the acquisition, the Company entered into employment agreements with four employees. Leon C. Kirschner and Steven Shulman, both principal stockholders of Ermanco, joined the Board of Directors of the Company.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a new three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment, plus an amount equal to $2,500,000. This amount will be reduced by $625,000 every six months during the first two years of the line of credit facility until such amount reaches zero, minus the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of September 30, 2000, the Company did not have any borrowings under the line of credit facility.
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its bank. During the first two years of the term loan, the Company will repay equal quarterly payments of $312,500 plus accrued interest. After the second anniversary of the September 30, 1999 closing date, the Company will make equal quarterly payments of $575,000, plus interest. The interest rate on $7,000,000 of the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate, plus three percent (9.66%). The Company also entered into an interest rate swap agreement for fifty percent of the term loan to hedge the floating interest rate. The seven-year interest rate swap for $7,000,000 was at a fixed rate of 9.38%. On July 27, 2000, the Company prepaid, without penalty, $1,150,000 of the term loan with the variable interest rate. The prepayment consisted of two quarterly payments of $575,000 pertaining to the final year of the term loan.
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, and maintenance of certain financial ratios. The Company was in compliance with all covenants, as amended, as of September 30, 2000.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------
     The promissory notes issued to the fourteen stockholders of Ermanco totaled $3,000,000, have a term of seven years, and bear interest at an annual rate of ten percent in years one through three, twelve percent in years four and five, and fourteen percent in years six and seven. The weighted average interest rates on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under its line of credit facility and term loan. During the period April 1, 2000 through August 21, 2000, the Company was prohibited from making any cash payments of subordinated debt and interest due to covenants set forth in the Loan Agreement with the Company's principal bank. On July 1, 2000, the Company issued 9,991 shares of common stock to the fourteen stockholders for non-cash interest payments on the subordinated notes.
     On March 4, 1996, SI/BAKER established a $2,500,000 line of credit facility (the "facility") with its principal bank (the "bank"). Under the terms of the facility, SI/BAKER's parent companies, Paragon Technologies, Inc. (formerly, "SI Handling Systems, Inc.") and McKesson Automated Prescription Systems, Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the facility. During the fiscal year ended March 1, 1998, the bank increased the borrowing availability to $3,000,000 and extended the expiration date of the facility. On September 30, 2000, SI/BAKER did not have any borrowings under the facility. The facility has an expiration date of August 31, 2001.
     The Company anticipates that borrowings under its credit facility, cash generated from operations, and term debt will be adequate to satisfy its future cash requirements in the foreseeable future. Due to the dependence upon a limited number of large contracts with certain customers, sales volume, as well as cash liquidity, may experience fluctuations. The foreseeable future, as mentioned in this context, relates to forecasted cash flows analyzed over the next twelve-month period. Due to the unpredictability of the future contract sales, cash liquidity beyond this twelve-month period is difficult for the Company to forecast with reasonable accuracy.
     The Company, as part of its focus on its core business and strategy, has decided to sell unused land and is assessing strategic alternatives for the AGV and Automated Storage and Retrieval Systems ("ASRS") product lines. Shortly after the end of the third quarter of 2000, the Company completed the sale of a vacant parcel of land adjacent to the Ermanco facility in Spring Lake, Michigan. Net proceeds from the sale of the vacant land were approximately $230,000, and resulted in no gain or loss to the Company.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the restrictive covenants associated with the recent financing obtained from the Company's principal bank, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. The Company did not have any material capital commitments as of September 30, 2000.


Results Of Operations
---------------------

(a)  Nine Months Ended September 30, 2000 Versus Nine Months Ended September 30,
     ---------------------------------------------------------------------------
     1999
     ----
     On September 30, 1999, the Board of Directors of the Company approved an amendment to Article I, Section 1.03 of the Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December
31. For the year ended December 31, 1999, the fiscal year consisted of ten months. The prior year comparative financial information in this Form 10-Q report reflects the months of July, August and September 1999, and January through September 1999, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------


Results Of Operations (Continued)
---------------------

(a)  Nine Months Ended September 30, 2000 Versus Nine Months Ended September 30,
     ---------------------------------------------------------------------------
     1999 (Continued)
     ----
     On September 30, 1999, the Company concluded the acquisition of all of the outstanding common stock of Ermanco Incorporated. Ermanco operates as a wholly owned subsidiary of Paragon Technologies, Inc. and the results for the nine months ended September 30, 2000 include the operations of Ermanco. However, the prior year comparative information in this Form 10-Q does not reflect the operations of Ermanco.
     The Company's net earnings for the nine months ended September 30, 2000 were $2,405,000 compared to net earnings of $128,000 for the nine months ended September 30, 1999. Unfavorably impacting the net earnings of $2,405,000 for the nine months ended September 30, 2000 were employee severance and termination benefits of $337,000.
     Net sales of $48,506,000 for the nine months ended September 30, 2000 increased 49.8% compared to net sales of $32,381,000 for the nine months ended September 30, 1999. The sales increase of $16,125,000 is comprised of Ermanco's contribution to product sales approximating $25,343,000, offset by a decrease in SI Systems' sales of approximately $9,218,000 for the nine months ended
September 30, 2000, when compared to the nine months ended September 30, 1999. The SI Systems' sales decrease in the nine months ended September 30, 2000 was primarily attributable to a smaller backlog of orders at December 31, 1999, versus a larger backlog of orders at December 31, 1998. SI Systems experienced a decline in sales across most of their product lines, with the majority of the decrease relating to sales of the Order Selection product line. SI Systems' business is dependent upon a limited number of large contracts with certain customers. This dependence can cause unexpected fluctuations in sales volume. Along with sales recognized on the percentage of completion accounting method, the monthly rate of new orders can also vary substantially, causing fluctuations in the current backlog of orders. Various external factors affect the customers' decision-making on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors, such as the current economy, current interest rates, and future expectations.
     Although SI Systems' sales have declined in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, gross profit on sales for the nine months ended September 30, 2000 has increased compared to the nine months ended September 30, 1999.
     Gross profit, as a percentage of sales, was 27.1% for the nine months ended September 30, 2000 compared to 16.0% for the nine months ended September 30, 1999. The increase in the gross profit percentage for the nine months ended September 30, 2000 was attributable to effective business controls relative to pricing practices and favorable performance on several contracts, principally for SI Systems' higher margin proprietary products, initiated in the prior fiscal year that were completed or nearing completion during the nine months ended September 30, 2000. Offsetting the impact of the favorable performances on several contracts was the recognition of an additional loss in the second quarter of fiscal 2000 on a major contract, which experienced additional cost overruns. Gross profit on sales for the nine months ended December 31, 1999 was unfavorably impacted by significant cost overruns on certain projects, competitive pricing pressures, as well as to first-time design inefficiencies associated with the development of enhanced order fulfillment systems related to these projects.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results Of Operations (Continued)
---------------------

(a)  Nine Months Ended September 30, 2000 Versus Nine Months Ended September 30,
     ---------------------------------------------------------------------------
     1999 (Continued)
     ----
     Estimates relative to loss contracts, which the Company experienced to an unusual extent in the period ended December 31, 1999, are inherently more difficult to make than those in which the contract has proceeded according to original expectations. Uncertainty exists with respect to the resources required to accomplish the contractual scope or work dealing with the final integration of state-of-the-art automated materials handling systems. Consequently, while the Company believes the full effect of both projected and presently incurred cost overruns has been accrued, current estimates may need to be revised as additional information becomes available. As a result of the experience with cost overruns while integrating new computer technology to its order fulfillment product line, the Company has established enhanced business controls, estimating, and procurement disciplines to attempt to reduce future cost overruns. Also the backlog of orders of approximately $2,870,000 attributable to these contracts will be recognized at no gross profit throughout the remainder of this calendar year.
     Selling, general and administrative expenses of $7,764,000 were higher by $2,783,000 for the nine months ended September 30, 2000 than in the nine months ended September 30, 1999. The increase of $2,783,000 is comprised of the addition of selling, general and administrative expenses totaling $3,448,000 related to the Ermanco operation, offset by a decrease in SI Systems' selling, general and administrative expenses of approximately $665,000 for the nine months ended September 30, 2000, when compared to the nine months ended September 30, 1999. The decrease in SI Systems' selling, general and administrative expenses was primarily attributable to the prior year comparable period containing a larger amount of costs associated with product promotion and sales efforts aimed at expanding the customer base. These expenses were impacted as a result of the restructuring initiative whereby employees were separated from the Company.
     Product development costs of $137,000 were lower by $168,000 for the nine months ended September 30, 2000 than in the nine months ended September 30, 1999. Development programs in the nine months ended September 30, 2000 included enhancements to the Company's conveyor technology, horizontal transportation, sortation, and order selection product lines. Development programs in the nine months ended September 30, 1999 included enhancements to the Company's horizontal transportation and order selection product lines.
     Amortization of goodwill represented costs associated with the acquisition of Ermanco Incorporated on September 30, 1999 and Modular Automation Corp. ("MAC") on April 13, 1999. Goodwill amortization expense associated with the Ermanco acquisition during the nine months ended September 30, 2000 totaled $352,000. There was no goodwill amortization expense associated with the Ermanco acquisition in the comparable prior year period. Goodwill amortization expense associated with the MAC acquisition during the nine months ended September 30, 1999 totaled $44,000. There was no goodwill amortization expense pertaining to the MAC acquisition included in the nine months ended September 30, 2000 due to the write-off, during the ten months ended December 31, 1999, of certain long-lived assets, primarily goodwill, associated with the elimination of the Automated Guided Vehicle product line related to the acquisition of MAC.
     Employee severance and termination benefits of $337,000 for the nine months ended September 30, 2000 was associated with a first quarter restructuring initiative, whereby the Company separated approximately sixteen employees.
     Interest expense of $1,237,000 was higher by $1,214,000 for the nine months ended September 30, 2000 than in the nine months ended September 30, 1999. The increase in interest expense was primarily attributable to the term debt and subordinated notes issued in connection with the Ermanco acquisition, which was completed on September 30, 1999.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results Of Operations (Continued)
---------------------

(a)  Nine Months Ended September 30, 2000 Versus Nine Months Ended September 30,
     ---------------------------------------------------------------------------
     1999 (Continued)
     ----
     Interest income of $262,000 was higher by $177,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase in interest income was primarily attributable to the higher level of funds available for short-term investments.
     Equity in income of joint ventures represents the Company's proportionate share of its investments in the SI-Egemin and SI/BAKER joint ventures that are being accounted for under the equity method. The net unfavorable variance of $4,000 in the equity in income of joint ventures for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was comprised of increased losses of approximately $158,000 attributable to the SI-Egemin joint venture. Offsetting the losses of SI-Egemin was a favorable variance of increased earnings of $154,000 attributable to the SI/BAKER joint venture.
     The unfavorable variance of $158,000 for the nine months ended September 30, 2000 in the equity in income of the SI-Egemin joint venture was attributable to start-up costs. The SI-Egemin joint venture was initiated in July 1999.
     The favorable variance of $154,000 for the nine months ended September 30, 2000 in the equity in income of the SI/BAKER joint venture was primarily due to its increased sales of approximately $2,385,000 as compared to the nine months ended September 30, 1999, plus a reduction of $127,000 in product development expenses, a reduction of $73,000 in selling, general and administration expenses, an increase of $72,000 in interest income, net, and an increase of $61,000 in other income, net, associated with royalty income. Partially offsetting these favorable variances was SI/BAKER's increase of $95,000 in revenue-based royalty costs due to the parent companies.
     The favorable variance in other income, net was primarily attributable to an increase in the revenue-based royalty income related to the SI/BAKER joint venture and Ermanco license agreements.
     The Company incurred income tax expense of $1,571,000 during the nine months ended September 30, 2000, compared to income tax expense of $62,000 in the comparable prior year period. Income tax expense was generally recorded at statutory federal and state tax rates expected to apply for each fiscal year.
     The total backlog at September 30, 2000 was approximately $24,800,000. Backlog represents unrealized revenue believed by the Company to be fulfilled and recognized within the next twelve-month period. During the nine months ending September 30, 2000, the Company received orders totaling approximately $49,600,000.

(b)  Three Months Ended  September 30, 2000 Versus Three Months Ended September
     --------------------------------------------------------------------------
     30, 1999
     --------
     With the exception of the following Statement of Operations captions, changes in the third quarter of calendar year 2000 compared to the prior year were consistent with those previously noted above for the nine-month period.
     Net sales of $13,473,000 for the three months ended September 30, 2000 increased 25.8% compared to net sales of $10,709,000 for the three months ended September 30, 1999. The sales increase of $2,764,000 is comprised of Ermanco's contribution to product sales approximating $5,531,000, offset by a decrease in SI Systems' sales of approximately $2,767,000 for the three months ended September 30, 2000, when compared to the three months ended September 30, 1999. SI Systems' sales decreases were experienced across all the Company's product lines with the majority of the decrease relating to sales of the Company's Lo-Tow product line. The decrease of approximately $1,400,000 in Lo-Tow product line sales is primarily attributable to performance on contracts in accordance with customer specifications for job completion requirements during the nine months ended September 30, 1999. Although SI Systems sales have declined in the three months ended

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results Of Operations (Continued)
---------------------

(b)  Three Months Ended September 30, 2000 Versus Three Months Ended September
     -------------------------------------------------------------------------
     30, 1999 (Continued)
     --------
September 30, 2000 as compared to the nine months ended September 30, 1999, gross profit on sales for the three months ended September 30, 2000 has increased compared to the three months ended September 30, 1999.
     Gross profit as a percentage of sales was 31.1% for the three months ended September 30, 2000 compared to 7.1% for the three months ended September 30, 1999. The increase in the gross profit percentage for the three months ended September 30, 2000 was attributable to effective business controls relative to pricing practices and favorable performance on several contracts, principally for SI Systems' higher margin proprietary products.
     Selling, general and administrative expenses of $2,506,000 were higher by $799,000 for the three months ended September 30, 2000 than in the three months ended September 30, 1999. The increase of $799,000 is comprised of the addition
of  selling,   general  and  administrative   expenses  totaling  approximately
$1,080,000 related to the Ermanco operation, offset by a decrease in SI Systems' selling, general and administrative expenses of approximately $281,000 for the three months ended September 30, 2000, when compared to the three months ended September 30, 1999. The decrease in SI Systems' selling, general and administrative expenses was primarily attributable to the prior year comparable period containing a larger amount of costs associated with product promotion and sales efforts aimed at expanding the customer base. These expenses were impacted as a result of the restructuring initiative whereby employees were separated from the Company.
     The Company incurred income tax expense of $538,000 during the three months ended September 30, 2000 compared to the recognition of an income tax benefit of $357,000 during the three months ended September 30, 1999. Income tax expense for the three months ended September 30, 2000 was generally recorded at statutory federal and state tax rates. The income tax benefit that was recognized for the three months ended September 30, 1999 represented the carry-back of current fiscal quarter losses against prior year income.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations (Continued)
          ---------------------


Quantitative and Qualitative Disclosures
----------------------------------------
     The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments, and in the nine months ended September 30, 2000, an interest rate swap agreement. Generally, the Company seeks to match the terms of its debt with its purpose. The Company uses a variable rate line of credit facility to provide working capital for operations. On September 30, 1999, the Company entered into an interest rate swap agreement for 50% of its new term loan from its principal bank to effectively convert half of the term loan from a variable rate note to a fixed rate note. A standard interest rate swap agreement involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. The counterpart to the swap agreement is the Company's principal bank.
     The Company does not believe that its exposures to interest rate risk or foreign currency exchange risk, risks from commodity prices, equity prices and other market changes that affect market risk sensitive instruments, including the interest rate swap agreement, are material to its results of operations.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 2.   Changes in Securities and Use of Proceeds
------    -----------------------------------------
     On July 1, 2000,  the Company  issued  9,991  shares of common stock to the
fourteen   stockholders  of  Ermanco  for  non-cash  interest  payments  on  the subordinated notes.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------
     The Company's Annual Meeting of Shareholders was held on August 24, 2000 with the following items being submitted to a vote of shareholders:

     1.  The election of six directors to the Board of Directors.
     2. The approval of the proposed amendment to the 1997 Equity Compensation Plan to increase the number of shares of the Company's common stock reserved for grants under the Plan by 300,000.
     3. The recommendation that the Board of Directors take all necessary steps to reincorporate the Company from Pennsylvania to Delaware.
     4. The approval of the proposed amendment of Section 3.03 of the Bylaws of the Company concerning Special Meetings of the Shareholders.

     Details of the proposals noted above were provided to shareholders in the form of a Notice of Annual Meeting and Proxy Statement dated and mailed on July 14, 2000, with such solicitation being in accordance with Regulation 14 of the Securities and Exchange Act of 1934.
     There was no solicitation in opposition to the management's nominees listed in the Proxy Statement, and all the management's nominees were elected.
     Proposal  Number 2 for the  approval  of the  amendment  to the 1997 Equity
Compensation  Plan and Proposal  Number 4 for the  approval of the  amendment of
Section 3.03 of the Bylaws of the Company were duly approved by the shareholders. However, Proposal Number 3 for the recommendation that the Board of Directors take all necessary steps to reincorporate the Company from Pennsylvania to Delaware was not approved by the shareholders.
     The voting results on the four matters noted above are set forth as follows:

     1.  Election of Directors:

         Name of Nominee          Votes For      Votes Withheld      Non-Voting
         ---------------          ---------      --------------      ----------
         L. Jack Bradt            2,487,584         1,527,914          169,380
         Elmer D. Gates           2,384,207         1,631,291          169,380
         Michael J. Gausling      2,354,364         1,661,134          169,380
         William R. Johnson       2,389,695         1,625,803          169,380
         Leon C. Kirschner        2,541,780         1,473,718          169,380
         Steven Shulman           2,541,630         1,473,868          169,380

     2.  Approval of the amendment to the 1997 Equity Compensation Plan:

              Votes For       Votes Against       Abstentions       Non-Voting
              ---------       -------------       -----------       ----------
              2,416,354         1,293,313            26,225           448,986

     3. Recommendation that the Board of Directors take all necessary steps to reincorporate from Pennsylvania to Delaware:

              Votes For       Votes Against       Abstentions       Non-Voting
              ---------       -------------       -----------       ----------
              1,853,414          1,858,083           24,395           448,986

     4. Approval of the amendment to Section 3.03 of the Bylaws of the Company concerning Special Meetings:

              Votes For       Votes Against       Abstentions       Non-Voting
              ---------       -------------       -----------       ----------
              2,219,889          1,482,574           33,429           448,986


Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)  Exhibit 27 - Financial Data Schedule.

Paragon Technologies, Inc. and Subsidiary





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

                                        PARAGON TECHNOLOGIES, INC.
                                        (formerly, "SI Handling, Systems, Inc.")


                                        /S/ William R. Johnson
                                        ----------------------------------------
                                        William R. Johnson
                                        President & CEO


Dated:    November 14, 2000
          -----------------

                                                                      Schedule A
                                                                      ----------











                                 SI/BAKER, INC.

                              Financial Statements
                               September 30, 2000

SI/BAKER, INC.
Balance Sheets
September 30, 2000 (Unaudited) and December 31, 1999
  (In Thousands, Except Share Data)

                                                               September            December
                                                               30, 2000             31, 1999
                                                             ------------         -----------
Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits                                             $  2,745               2,895
                                                                 ------              ------

Receivables:
   Trade                                                          1,846               1,358
   Other receivables                                                107                 129
                                                                 ------              ------
     Total receivables                                            1,953               1,487
                                                                 ------              ------

   Costs and estimated earnings in
     excess of billings                                           1,778               2,159
   Deferred income tax benefits                                     391                 391
   Prepaid expenses and other current
     assets                                                         104                  53
                                                                 ------              ------

       Total current assets                                       6,971               6,985
                                                                 ------              ------

   Machinery and equipment, at cost                                 219                 194
   Less:  accumulated depreciation                                  144                 121
                                                                 ------              ------
     Net machinery and equipment                                     75                  73
                                                                 ------              ------

   Equipment leased to customer                                     487                 487
   Less:  accumulated depreciation                                  487                 467
                                                                 ------              ------
     Net equipment leased to customer                                 -                  20
                                                                 ------              ------

   Deferred income tax benefits                                      22                  22
                                                                 ------              ------

       Total assets                                            $  7,068               7,100
                                                                 ======              ======

SI/BAKER, INC.
Balance Sheets
September 30, 2000 (Unaudited) and December 31, 1999
  (In Thousands, Except Share Data)

                                                               September            December
                                                               30, 2000             31, 1999
                                                             ------------         -----------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:

   Accounts payable:
     Trade                                                     $    487                  739
     Affiliated companies                                            33                   64
                                                                 ------               ------
       Total accounts payable                                       520                  803
                                                                 ------               ------

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                                     1,677                2,114
   Accrued salaries, wages, and
     commissions                                                    174                  247
   Income taxes payable                                              46                  143
   Accrued royalties payable                                        525                  361
   Accrued product warranties                                       993                  842
   Accrued other liabilities                                         73                   77
                                                                 ------               ------
       Total current liabilities                                  4,008                4,587
                                                                 ------               ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                                  -                    -
   Additional paid-in capital                                       200                  200
   Retained earnings                                              2,860                2,313
                                                                 ------               ------
       Total stockholders' equity                                 3,060                2,513
                                                                 ------               ------

       Total liabilities and stockholders'
         equity                                                $  7,068                7,100
                                                                 ======               ======

SI/BAKER, INC.
Statements of Operations (Unaudited)
Nine Months Ended September 30, 2000 and September 30, 1999
  (In Thousands)

                                        Three Months Ended              Nine Months Ended
                                     -------------------------     ----------------------------
                                     September      September        September       September
                                     30, 2000       30, 1999         30, 2000        30, 1999
                                   ------------   ------------     ------------    ------------
Net sales                            $  2,714          2,995           10,732           8,347
Cost of sales                           2,149          2,365            8,817           6,660
                                        -----          -----           ------           -----

Gross profit on sales                     565            630            1,915           1,687
                                        -----          -----           ------           -----

Selling, general and
   administrative
   expenses                               206            265              748             821
Product development
   costs                                   10             55               85             212
Royalty expense to
   parent companies                       109            120              429             334
Interest income                           (24)           (18)             (95)            (35)
Interest expense                            -              -                -              12
Other income, net                         (47)           (27)            (143)            (82)
                                        -----          -----           ------           -----
                                          254            395            1,024           1,262
                                        -----          -----           ------           -----

Earnings before
   income taxes                           311            235              891             425
Income tax expense                        114             94              344             185
                                        -----          -----           ------           -----

Net earnings                         $    197            141              547             240
                                        =====          =====           ======           =====

SI/BAKER, INC.
Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2000 and September 30, 1999
  (In Thousands)

                                                                          Nine Months Ended
                                                                     --------------------------
                                                                       September      September
                                                                        30, 2000       30, 1999
                                                                     -------------   -----------
Cash flows from operating activities:
   Net earnings                                                        $   547           240
   Adjustments to reconcile net earnings to net
     cash provided (used) by operating activities:
       Depreciation of machinery and
         equipment and leased equipment                                     43            157
       Changes in operating assets and
         liabilities:
           Receivables                                                    (466)        (1,106)
           Costs and estimated earnings
              in excess of billings                                        381           (581)
           Deferred income tax benefits                                      -             35
           Prepaid expenses and other
              current assets                                               (51)           224
           Accounts payable                                               (283)           400
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                                      (437)         1,987
           Accrued salaries, wages, and
              commissions                                                  (73)            44
           Income taxes payable                                            (97)            (3)
           Accrued royalties payable                                       164            182
           Accrued product warranties                                      151            118
           Accrued other liabilities                                        (4)            (2)
           Deferred compensation                                             -           (111)
                                                                         -----          -----
Net cash provided (used)
   by operating activities                                                (125)         1,584
                                                                         -----          -----

Cash flows from investing activities:
   Additions to machinery and equipment                                    (25)           (17)
                                                                         -----          -----
     Net cash used by investing activities                                 (25)           (17)
                                                                         -----          -----

Increase (decrease) in cash and cash equivalents                          (150)         1,567
Cash and cash equivalents,
   beginning of period                                                   2,895            250
                                                                         -----          -----
Cash and cash equivalents, end of period                               $ 2,745          1,817
                                                                         =====          =====

Supplemental disclosure of cash flow information:
     Cash paid (received) during the period for:
       Income taxes                                                    $    10           (135)
                                                                         =====          =====
       Interest                                                        $     -             21
                                                                         =====          =====

                           PARAGON TECHNOLOGIES, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX



Exhibit No.
----------

27     Financial Data Schedule.