Form 10-K/A
period 1999-12-31
PARAGON TECHNOLOGIES INC
filed 2001-02-28
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               AMENDMENT NO. 2 TO
                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the ten months ended:                                Commission file number:
    December 31, 1999                                            1-15729


                            SI HANDLING SYSTEMS, INC.
                            -------------------------
             (Exact Name Of Registrant As Specified In Its Charter)


          Pennsylvania                                  22-1643428
          ------------                                  ----------
(State Or Other Jurisdiction of             (I.R.S. Employer Identification No.)
          Incorporation)

600 Kuebler Road, Easton, Pennsylvania                                  18040
--------------------------------------                                  -----
(Address Of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:                 610-252-7321

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

(5)    Indicate by check mark if  disclosure of  delinquent  filers  pursuant to item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Documents incorporated by reference.                                       None.

                                     PART I
                                     ------


Item 1.       Business
-------       --------


     On September 30, 1999, the Board of Directors of SI Handling Systems, Inc. and Subsidiary ("the Company") approved an amendment to Article 1, Section 1.03 of the Company's Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December 31. For the year ended December 31, 1999, the fiscal year consisted of ten months. Prior to the recent change in the Company's Bylaws, each of the fiscal years ended February 28, 1999 and March 1, 1998 consisted of 52 weeks.
     On September 30, 1999, the Company concluded the acquisition of all of the outstanding common stock of Ermanco Incorporated ("Ermanco"). Ermanco operates as a wholly-owned subsidiary of the Company, and the results for the ten months ended December 31, 1999 includes the operating results from October 1, 1999 through December 31, 1999.
     The Company's Easton, Pennsylvania operation (hereafter referred to as "SI Easton") is a systems integrator supplying automated materials handling systems to manufacturing, order selection, and distribution operations. The systems are designed, sold, manufactured, installed, and serviced by its own staff, or by others, for SI Easton, at its direction, generally as labor-saving devices to improve productivity and reduce costs. SI Easton's products are utilized to automate the movement or selection of products and are often integrated with other automated equipment, such as conveyors and robots. SI Easton's systems involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. SI Easton's staff develops and designs computer control programs required for the efficient operation of the systems. SI Easton derives most of its sales from North American corporations and the federal government. SI Easton's business is dependent upon a limited number of large contracts with certain customers. This dependence can cause unexpected fluctuations in sales volume. Along with sales recognized on the percentage of completion accounting method, the monthly rate of new orders can also vary substantially, causing fluctuations in the current backlog of orders and future revenue recognition. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors, such as the current economy, current interest rates, and future expectations.
     Ermanco is a manufacturer of light to medium duty unit handling conveyor products, serving the material handling industry through local independent distributors in North America. Ermanco also provides complete conveyor systems for a variety of applications, including distribution and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff, or subcontracted, and subcontracted installation services.
     Drawing upon its engineering resources and expertise, Ermanco is devoted to completely understanding client needs, then creating and delivering specifically-tailored materials handling solutions through superior product quality, seamless systems integration, and a demonstrated commitment to long-term application success.
     Ermanco supplies material handling systems and equipment to both national and international markets. They offer services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distribution centers, utilizing the most sophisticated, custom-designed controls software. The systems product line of Ermanco accounts for approximately 40% of Ermanco's total revenues, and the balance is from distribution (resale).
     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to $24,000,000 per system. Sales to companies in the United States as a percentage of total sales during the ten months ended December 31, 1999, and during the fiscal years ended February 28, 1999 and March 1, 1998 were 96.3%, 87.2%, and 95.6%, respectively.
     The Company's backlog of orders at December 31, 1999 was $23,685,000, $4,214,000 of which is with the federal government. The Company's backlog of orders at February 28, 1999 was $19,884,000. There is no seasonality in the Company's business. The rate of new orders can vary substantially from month to month. Fluctuations in the Company's sales and earnings occur with increases or decreases in major installations. The Company expects to fill, within its 2000 calendar year, all of the December 31, 1999 backlog indicated above.

                                    Products
                                    --------

     The SI Easton segment encompasses the horizontal transport and order picking and fulfillment families of products.

Horizontal Transport
--------------------

     Cartrac(R).  Cartrac(R)  systems are used in the  automation of production,
     ---------
manufacturing, and assembly operations through various industries. Some of these industries are automotive, aerospace, appliance, electronics, machine tools, radiation chambers, castings, and foundries. As part of a fully computerized manufacturing system, Cartrac(R) offers zero pressure accumulation capabilities that are well suited for the manufacturing environment where high volume product rate and short cycle time are critical. Cartrac(R) is a spinning tube conveyor with several variations:
     Roborail(TM) -- The "featherweight" of the Cartrac(R), with a load capacity of up to 100 pounds. Known for its speed, it is effective in light assembly as well as material and component delivery applications.
     Robolite(R) -- This product has a 500-pound load capacity and was designed specifically for light assembly and sub-assembly operations. It is particularly adept, with accurate positioning of product.
     Robodrive(R) -- The "brute" of the Cartrac(R) line. In its minimal configuration, utilizing four drive wheels, it has the capacity to index 8,000 pounds over 12 feet in only five seconds.
     Cartrac(R) MD -- This medium-duty version is most often utilized in the engine cradle and rear suspension auto assembly areas. It has also been successfully used in appliance assembly operations.
     Cartrac(R) HD -- This heavy-duty version of Cartrac(R) has exhibited flawless performance and reliability in all areas of auto body shop assembly operations.
     Cartrac(R) has been installed in facilities in the United States, Europe, Japan, Canada, Mexico, and Australia. Cartrac systems can also be combined with the Company's other automated products. A typical Cartrac system takes six to nine months to design, manufacture, and install.
     Cartrac(R) sales, as a percent of total sales, were 4.6%, 14.9%, and 11.8% for the ten months ended December 31, 1999 and for the fiscal years ended February 28, 1999 and March 1, 1998, respectively.

     Lo-Tow(R).  Lo-Tow (R) is the  platform  of the  towline  conveyor  systems
     --------
utilized in the automation of manufacturing, unit load handling, and large roll delivery systems. This simple, robust component design allows for a variety of configurations well suited for any application. Lo-Tow(R) is an in-floor towline conveyor. It provides reliable and efficient transportation for unit loads of all types in progressive assembly or distribution applications. Because SI Easton's Lo-Tow(R) tow chain used with the system operates at a depth of approximately three inches, systems can be installed in existing one-story and multi-story buildings as well as newly constructed facilities. SI Easton is the world's largest supplier of in-floor towline systems. A typical Lo-Tow(R) system requires approximately six months to engineer, manufacture, and install. Lo-Tow(R) sales as a percent of total sales were 37.3%, 26.8%, and 42.9% for the ten months ended December 31, 1999 and for the fiscal years ended February 28, 1999 and March 1, 1998, respectively.

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

SI-Egemin
---------
     On July 15, 1999, the Company and Egemin N.V. ("Egemin") of Schoten, Belgium formed a joint venture, SI-Egemin N.V. ("SI-Egemin"). SI-Egemin draws upon the automated materials handling systems experience of SI Easton and Egemin to provide automated material handling systems worldwide. During the ten months ended December 31, 1999, each member company contributed $228,000 in capital to fund the joint venture. The Company accounts for its investment in the joint venture on the equity basis.
     SI-Egemin's marketing focus is targeted at the worldwide horizontal transport arena, with the exception of certain territorial exclusions. The joint venture's access to each member company's horizontal transportation products (Lo-Tow(R), Cartrac(R), and AGV) provides greater capabilities to address customer needs.

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

     The 1999-2000 Conveyor Equipment Manufacturers Association yearbook includes 40 companies in the list of members in the Unit Handling Conveyors (Light to Medium) classification (SIC 353501). Twenty-six members report statistics on a monthly basis in this category, with 1999 booked sales of $1.56 billion. Many companies are involved in more than this one category. Many of these companies pursue opportunities with a direct sales force. Ermanco embraces a philosophy of utilizing a distributor network of independently owned and operated companies (SIC 508410 Conveying and Conveying Equipment-Wholesale or SIC 508426 Material Handling-Wholesale). There are approximately 1,000 companies listed under SIC 508410; however, this includes those companies involved in bulk material handling and unit conveyor handling. These distributors locate opportunities that they may fulfill themselves by purchasing products and/or services from Ermanco and take the order in their name, acting as the system integrator, or they may elect to have Ermanco assume the role of system integrator. In the latter case, Ermanco will negotiate the contract with the end user and assume total system responsibility, providing the distributor with a "finder's fee." Ninety percent of Ermanco's volume is orders processed by distributors, and ten percent of the volume is orders processed with the end user. Depending upon the distribution channel that is used, the typical number of competitors on any particular project varies. As the Ermanco product line and available services expand, the quality and size of the distributors that pursue opportunities on behalf of Ermanco is increasing, bringing better and larger opportunities to our attention.
     New technology is constantly being developed in the materials handling field. As in the case of other technically oriented companies, there is a risk that the Company's business may be adversely affected by technological advances. However, the Company believes that its competitive advantages include its reputation in the materials handling field and proven capabilities in the markets in which it concentrates. Its disadvantages include its relatively small size as compared to certain of its larger competitors.

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

Item 2.       Properties and Leases
-------       ---------------------

     SI Easton's principal offices and its manufacturing facilities are located in a 173,000 square foot concrete, brick, and steel facility in Easton, Pennsylvania. The Company holds the deed to its facilities and the 20 acre site on which they are located.
     Ermanco's principal offices and manufacturing facility are located in a 113,000 square foot steel building in Spring Lake, Michigan. The building is leased from an organization that is affiliated with Ermanco and SI Handling Systems, Inc. through common officers. The leasing agreement requires fixed monthly rentals of $29,418 (with annual increases of 2.5%) plus a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require payment by Ermanco of all taxes, insurance, and other ownership-related costs of the property. This operating lease expires on September 30, 2004.
     The Company believes that its facilities are adequate for its current operations. Due to the timing and receipt of new orders, the Company's operations experience fluctuations in workload due to the timing of customer job completion requirements. Currently, the Company's facilities are adequate to handle these fluctuations. The Company's facilities were designed to operate at a higher capacity than is currently being experienced.
     In order to obtain a line of credit and term loan to complete the acquisition of Ermanco, the Company granted its principal bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate owned.


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

                                     PART II
                                     -------


Item 5.       Market For The Registrant's Common Stock And Related Security
-------       -------------------------------------------------------------
              Holder Matters
              --------------

     On March 9, 2000, the Company's Common Stock began trading on the American Stock Exchange (Amex) under the symbol "PTG." Prior to this date, the Company's common stock was traded on The Nasdaq Stock MarketSM under the symbol "SIHS." The high and low sales prices for the ten months ended December 31, 1999 and the fiscal year ended February 28, 1999 are as follows:

                                               For the Ten                   For the Fiscal
                                               Months Ended                     Year Ended
                                             December 31, 1999             February 28, 1999
                                          ---------------------           --------------------
                                            High          Low                High        Low
                                          --------      -------           ----------- --------
First Quarter..........................   13 1/4        10                15 1/4      12 1/2
Second Quarter.........................   11 1/4         6 1/8            14 15/16    11 3/4
Third Quarter..........................    9 3/4         6 1/2            14          10 1/4
Fourth Quarter (one month for
   the period ended December
   31, 1999)...........................   10             7 3/4            15          11 9/16

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

     The number of beneficial holders of the Company's Common Stock at December 31, 1999 was approximately 1,546.

     The closing market price on March 7, 2000 was $5 15/16.


Item 6.       Selected Financial Data
-------       -----------------------
     (In thousands, except per share amounts)

                                  For the Ten
                                  Months Ended                For the Fiscal Years Ended
                             ---------------------      ------------------------------------------
                             12/31/99     12/31/98      2/28/99     3/01/98    3/02/97     3/03/96
                             --------     --------      -------     -------    -------     -------
Net sales...................  $41,108       31,603       39,573      47,631     24,000      25,786
Net earnings (loss).........   (2,780)         779        1,378       2,612      2,053       1,625
Basic earnings (loss) per
  share.....................     (.72)         .21          .37         .70        .56         .44
Diluted earnings (loss)
  per share.................     (.73)         .21          .36         .70        .55         .44
Total assets................   45,406       23,941       23,580      22,219     16,547      12,570
Long-term liabilities.......   15,670          233          228         216        167         150
Cash dividends per share....      .10          .10          .10         .07        .07         .04

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $6,242,000 at December 31, 1999 from $1,829,000 at February 28, 1999. The increase resulted from cash provided by operating activities totaling $8,369,000 and proceeds of $34,000 from the sale of common stock in connection with the Company's employee incentive stock option plan. Partially offsetting the increase in cash and cash equivalents from the sources was the repayment of long-term debt of $30,000, purchases of capital equipment of $298,000, acquisition of Modular Automation Corp., net of cash acquired for $928,000, the acquisition of Ermanco Incorporated, net of cash acquired for $2,033,000, investment of $228,000 in the SI-Egemin joint venture, payment of $371,000 in cash dividends to stockholders, and payment of $105,000 in connection with the purchase and retirement of the Company's common stock. Funds provided by operating activities during the fiscal year ended February 28, 1999 were $3,299,000, while funds used by operating activities during the fiscal year ended March 1, 1998 were $5,150,000.
     On April 13, 1999, the Company acquired all of the outstanding common stock of Modular Automation Corp. ("MAC") of Greene, New York for $1,957,000. The acquisition required a net cash outlay of $928,000. The purchase price of the acquisition was allocated to the assets acquired based on fair value with the remainder representing goodwill. The acquired Automated Guided Vehicle ("AGV") products and personnel were integrated into the SI Easton operation. However, as of December 31, 1999, the AGV product line associated with the MAC acquisition was abandoned. The write-off of certain long-lived assets, including goodwill, totaling $561,000 has been recognized in the Consolidated Statement of Operations for the ten months ended December 31, 1999 in accordance with the criteria set forth by SFAS No. 121.
     On September 30, 1999, the Company completed the acquisition of all of the outstanding common stock of Ermanco Incorporated ("Ermanco"). Ermanco, headquartered in Spring Lake, Michigan designs and installs complete conveying systems for a variety of manufacturing and warehousing applications. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, of which $1,551,000 is held in escrow ($801,000 was released in January 2000), $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999. The remaining escrow amount of $750,000, including any earnings thereon, shall be distributed to the selling shareholders eighteen months after the September 30, 1999 closing date of the acquisition (i.e. March 31, 2001). This amount is held in escrow in the event of any post-closing adjustments arising in connection with any indemnification claims the Company may have against the former shareholders of Ermanco; however, none are presently anticipated. The acquisition required a net cash outlay of $2,033,000.
     In 2000, the Company paid additional costs of $45,000 in connection with the acquisition, and $186,000 to satisfy a purchase price adjustment contingency. There are no remaining contingent arrangements that may result in additional payments by the Company under the Stock Purchase Agreement.
     On the Closing Date, Company entered into employment agreements with four employees. Leon C. Kirschner and Steven Shulman, both principal stockholders of Ermanco, joined the Board of Directors of the Company.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a new three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment, plus an amount equal to $2,500,000. This amount will be reduced by $625,000 every six months during the first two years of the line of credit facility until such amount reaches zero, minus the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of December 31, 1999, the Company did not have any borrowings under the line of credit facility.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Liquidity And Capital Resources (Continued)
-------------------------------
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its bank. During the first two years of the term loan, the Company will repay equal quarterly payments of $312,500 plus accrued interest. After the second anniversary of the September 30, 1999 Closing Date, the Company will make equal quarterly payments of $575,000 plus accrued interest. The interest rate on $7,000,000 of the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate plus two and three-quarters percent. The Company also entered into an interest rate swap agreement for fifty percent of the term loan to hedge the floating interest rate. The seven-year interest rate swap for $7,000,000 of the term loan was at a fixed rate of 9.38%.
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, and maintenance of certain financial ratios. The Company was in compliance with all covenants or obtained appropriate waivers as of December 31, 1999. As of December 31, 1999, the Company was in violation of the covenants related to its Funds Flow Coverage Ratio, Aggregate Outstanding Obligation, and its Subordination Agreement. On March 30, 2000, the Company received a waiver of these loan covenants, as well as an amendment to the term loan and line of credit agreements relative to future covenant requirements, a variable term loan interest rate increase to LIBOR plus 3%, and a temporary limitation on the cash payment of interest on subordinated debt for the quarter ended June 30, 2000.
     The promissory notes issued to the fourteen stockholders of Ermanco totaled $3,000,000, have a term of seven years, and bear interest at an annual rate of ten percent in years one through three, twelve percent in years four and five, and fourteen percent in years six and seven. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash, or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under its line of credit facility and term loan.
     Prior to the acquisition, the Company had a $5,000,000 committed revolving credit facility which was secured by a lien position on accounts receivable, land, and buildings and contained various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants during the six months ended August 29, 1999 and prior to the acquisition. The Company did not have any borrowings under the committed revolving credit facility during the six months ended August 29, 1999. However, borrowings, which occurred after the six months ended August 29, 1999 or concurrent with the acquisition of Ermanco were repaid as of October 6, 1999.
     On March 4, 1996, SI/BAKER established a $2,500,000 line of credit facility (the "facility") with its principal bank (the "bank"). Under the terms of the facility, SI/BAKER's parent companies, SI Handling Systems, Inc. and McKesson Automated Prescription Systems, Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the facility. During the fiscal year ended March 1, 1998, the bank increased the borrowing availability to $3,000,000 and extended the expiration date of the facility. On March 18, 1999, SI/BAKER repaid its outstanding debt under the facility of $500,000. As of December 31, 1999, SI/BAKER did not have any borrowings under the facility, and the facility expires effective August 31, 2000.
     On June 7, 1999, the Board of Directors of the Company authorized management to purchase up to 10,000 shares of the Company's common stock through open market transactions or negotiated transactions at prices not to exceed prevailing market prices. During the second quarter ended August 29, 1999, the Company expended $105,000 on purchases of 10,000 shares of common stock through open market transactions.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Liquidity And Capital Resources (Continued)
-------------------------------
     On October 14, 1998, the Board of Directors of the Company authorized management to purchase up to $400,000 of the Company's common stock through open market transactions or negotiated transactions at prices not to exceed prevailing market prices. During the fiscal year ended February 28, 1999, the Company expended $399,000 on purchases of common stock through open market transactions.
     The Company anticipates that its financial resources, consisting of borrowings under its credit facility, cash generated from operations, and term debt will be adequate to satisfy its future cash requirements through the next fiscal year. Due to the unpredictability of future contract sales, the dependence upon a limited number of large contracts with certain customers, sales volume, as well as cash liquidity, may experience fluctuations. For these reasons, cash liquidity beyond a twelve-month period is difficult for the Company to forecast with reasonable accuracy.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the restrictive covenants associated with the recent financing obtained from the Company's principal bank, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. The Company did not have any material capital commitments as of December 31, 1999.

Results of  Operations - For The Ten Months Ended  December 31, 1999 Compared To
--------------------------------------------------------------------------------
The Fiscal Year Ended February 28, 1999
---------------------------------------
     On September 30, 1999, the Board of Directors of the Company approved an amendment to Article 1, Section 1.03 of the Bylaws to change the fiscal year end from the Sunday nearest to the last day of February to December 31. For the year ended December 31, 1999, the fiscal year consisted of ten months. Prior to the recent change in the Bylaws, each of the fiscal years ended February 28, 1999 and March 1, 1998 consisted of 52 weeks.
     On September 30, 1999, the Company concluded the acquisition of all of the outstanding common stock of Ermanco Incorporated. Ermanco operates as a wholly-owned subsidiary of SI Handling Systems, Inc., and the results for the ten months ended December 31, 1999 include the operations of Ermanco from October 1, 1999 through December 31, 1999. See Note 13 of Notes to Consolidated Financial Statements for further information.
     The Company's net loss for the ten months ended December 31, 1999 was $2,780,000 compared to net earnings of $1,378,000 for the fiscal year ended February 28, 1999. Contributing to the net loss for the ten months ended
December 31, 1999 were cost overruns associated with four contracts of $3,000,000, severance charges of $323,000, and the write-off of certain long-lived assets of $561,000.
     Net sales of $41,108,000 for the ten months ended December 31, 1999 increased 3.9% compared to net sales of $39,573,000 for the fiscal year ended February 28, 1999. The sales increase of $1,535,000 is comprised of Ermanco's contribution to product sales approximating $7,664,000, offset a decrease in SI Easton's sales of approximately $6,129,000 for the shortened fiscal year, when compared to the fiscal year ended February 28, 1999. Since Ermanco Incorporated was purchased on September 30, 1999, there were no Ermanco Incorporated sales recorded in the twelve months ended February 28, 1999. Therefore, Ermanco Incorporated sales from October 1, 1999 through December 31, 1999 represented an increase when compared to the prior fiscal year. Although SI Easton's total sales declined $6,129,000 during the ten months ended December 31, 1999, SI Easton's Lo-Tow sales of approximately $15,350,000 rose approximately $4,750,000 when compared to the fiscal year ended February 28, 1999 due primarily to progress made on contracts with a government agency. Offsetting the impact of Ermanco and the increase in SI Easton's Lo-Tow sales during the ten months ended December 31, 1999 was a decrease in sales of approximately $10,875,000 across SI Easton's other product lines, with the majority of the decrease relating to sales of the Cartrac, Sortation, Order Selection, and Automated Guided Vehicle product lines. SI Easton's business is dependent upon a limited number of large contracts with certain customers. This dependence can cause unexpected fluctuations in sales volume. Along with sales recognized on the percentage of completion accounting method, the monthly rate of new orders can also vary substantially, causing

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Liquidity And Capital Resources (Continued)
-------------------------------
fluctuations in the current backlog of orders and future revenue recognition. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors, such as the current economy, current interest rates, and future expectations.
     Gross profit as a percentage of sales was 10.0% for the ten months ended December 31, 1999 compared to 22.0% for the fiscal year ended February 28, 1999. The decrease in the gross profit percentage for the ten months ended December 31, 1999 was primarily attributable to significant cost overruns on four projects, competitive pricing pressures, as well as to first time inefficiencies associated with the development of enhanced Order Selection products related to these projects. The cost overruns associated with these contracts resulted in approximately $8,700,000 in current year sales with $11,700,000 in related cost of sales. SI Easton has accrued the estimated costs to completion for the four projects incurring cost overruns. Estimates relative to loss contracts, which the Company experienced to an unusual extent in the period ended December 31, 1999, are inherently more difficult to make than those in which the contract has proceeded according to original expectations. Uncertainty exists with respect to the resources required to accomplish the contractual scope of work dealing with the final integration of state-of-the-art automated materials handling systems. Consequently, while the Company believes the full effect of both projected and presently incurred cost overruns has been accrued, current estimates may need to be revised as additional information becomes available. Also the backlog of orders of approximately $3,900,000 attributable to these contracts will be recognized at no gross profit in calendar year 2000. However, in the process of completing these contracts, SI Easton has developed additional proprietary products and services to sell in various marketplaces. Also contributing to the higher gross profit percentage in the fiscal year ended February 28, 1999 was the favorable performance on several contracts, principally for SI Easton's higher margin proprietary products, initiated in the prior year, that were completed during the fiscal year ended February 28, 1999.
     Selling, general and administrative expenses of $6,806,000 were higher by $453,000 in the ten months ended December 31, 1999 than in the fiscal year ended February 28, 1999. The increase of $453,000 is comprised of additional cost of operations totaling approximately $1,300,000 related to Ermanco, offset by a decrease in selling, general and administrative expenses of approximately $847,000 for the shortened fiscal period when compared to the fiscal year ended February 28, 1999. Partially offsetting the decrease in selling, general and administrative expenses was approximately $325,000 in costs associated with the appointment of a new President and CEO and the addition of corporate purchasing resources aimed at establishing global procurement capabilities which develop supplier relationships that provide a competitive advantage. Since Ermanco Incorporated was purchased on September 30, 1999, there were no selling, general and administrative expenses associated with the Ermanco operation for the twelve months ended February 28, 1999. The $1.3 million of expenses related to Ermanco Incorporated was associated with the addition of usual and customary expenses pertaining to Ermanco's selling, general and administrative expenses, such as salaries, fringe benefits, and marketing and product promotion.
     Product development costs of $301,000 were lower by $177,000 for the ten months ended December 31, 1999 than in the fiscal year ended February 28, 1999. Development programs in the ten months ended December 31, 1999 included enhancements to the Lo-Tow and Order Selection product lines with efforts directed towards unit picking techniques and automated replenishment. Development programs in the fiscal year ended February 28, 1999 included enhancements to SI Easton's product controls and features, and improvements to the Order Selection product line.
     Amortization of goodwill represented costs associated with the acquisition of Modular Automation Corp. and Ermanco Incorporated. Goodwill amortization expense associated with the acquisitions of Modular Automation Corp. and Ermanco Incorporated totaled approximately $93,000 and $116,000, respectively for the ten months ended December 31, 1999.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Results of Operations - For The Ten Months Ended December 31, 1999 Compared To
------------------------------------------------------------------------------
The Fiscal Year Ended February 28, 1999 (Continued)
---------------------------------------
     Goodwill and other asset impairment of $561,000 for the ten months ended December 31, 1999 represented the write-off of certain long-lived assets, primarily goodwill, associated with the elimination of the Automated Guided Vehicle product line related to the acquisition of Modular Automation Corp.
     Employee severance termination benefits of $323,000 represented a restructuring initiative whereby approximately ten employees were separated from the Company.
    Interest expense of $444,000 was higher by $424,000 in the ten months ended December 31, 1999 than in the fiscal year ended February 28, 1999. The increase in interest expense was primarily attributable to the term debt and subordinated notes issued in connection with the Ermanco acquisition which was completed on September 30, 1999.
     Interest income of $130,000 was lower by $36,000 in the ten months ended December 31, 1999 compared to the fiscal year ended February 28, 1999. The decrease in interest income was attributable to the lower level of funds available for short-term investments.
     Equity in income of joint ventures represents the Company's proportionate share of its investments in the SI-Egemin and SI/BAKER joint ventures that are being accounted for under the equity method. The net favorable variance of $116,000 for the ten months ended December 31, 1999 in the equity in income of joint ventures was comprised of a favorable variance of $201,000 attributable to the SI/BAKER joint venture and an unfavorable variance of $85,000 attributable to the SI-Egemin joint venture. The favorable variance of $201,000 for the ten months ended December 31, 1999 in the equity in income of SI/BAKER joint venture was attributable to its increased sales of approximately $10,495,000, as compared to the comparable prior fiscal year of approximately $8,056,000, plus a reduction of $199,000 in its product development expenses, and an increase of $136,000 in its interest income, net. The majority of the increase in sales for the ten months ended December 31, 1999 compared to the twelve months ended February 28, 1999 was due to a significant amount of progress made on a contract for an automated pharmacy system. This particular contract was awarded to
SI/BAKER during the ten months ended December 31, 1999 and accounted for approximately $3,300,000 of sales during the ten-month period ended December 31, 1999. Partially offsetting these favorable variance were SI/BAKER's increases of
(1) $98,000 in revenue-based royalty costs due to the parent companies, and (2) $64,000 in selling, general and administrative expenses.
     The unfavorable variance of $85,000 for the ten months ended December 31, 1999 in the equity in income of the SI-Egemin joint venture was attributable to start-up costs. The SI-Egemin joint venture was initiated in July 1999.
     The unfavorable variance of $107,000 in other income, net, was primarily attributable to an increase of approximately $115,000 in miscellaneous taxes and license fees. Partially offsetting the unfavorable variance was an increase of approximately $50,000 in the revenue-based royalty income related to the SI/BAKER joint venture.
     The Company recognized an income tax benefit of $1,394,000 during the ten months ended December 31, 1999 compared to the incurrence of income tax expense of $856,000 during the fiscal year ended February 28, 1999. The income tax benefit recognized for the ten months ended December 31, 1999 represented the carryback of current fiscal year losses against prior year income. Income tax expense for the fiscal year ended February 28, 1999 was generally recorded at statutory federal and state tax rates. The income tax benefit recognized for the ten months ended December 31, 1999 was negatively impacted by the write-off of goodwill of Modular Automation Corp. which is not deductible.
     The total backlog at December 31, 1999 was approximately $23,685,000. During the ten months ended December 31, 1999, the Company received orders totaling approximately $38,996,000. Two orders, totaling approximately $10,450,000, engage the Company to modernize and expand two distribution facilities for a major government agency. These contracts, won under a competitive bidding process, are scheduled to be completed by September 2000.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Results Of Operations - For the Fiscal Year Ended February 28, 1999 Compared to
-------------------------------------------------------------------------------
the Fiscal Year Ended March 1, 1998
-----------------------------------
     The Company's net earnings for the fiscal year ended February 28, 1999 ("fiscal 1999") were $1,378,000 compared to net earnings of $2,612,000 for the fiscal year ended March 1, 1998 ("fiscal 1998").
     Net sales of $39,573,000 for fiscal 1999 decreased 16.9% compared to net sales of $47,631,000 for fiscal 1998. The sales decrease in fiscal 1999 was attributed primarily to a smaller backlog of orders entering fiscal 1999 ($22,092,000 versus a $31,029,000 backlog beginning fiscal 1998). The largest declines in sales occurred in the Order Selection and Lo-Tow product lines. During fiscal 1999, Order Selection sales of approximately $13,300,000 declined approximately $1,400,000 from the fiscal 1998 sales level due to an order suspension caused by a customer's financial condition and delays in earlier periods by prospective customers in signing contracts often caused by expanding project scope or protracted contractual negotiations. During fiscal 1999, Lo-Tow sales of approximately $10,600,000 declined approximately $9,800,000 from the fiscal 1998 sales level due primarily to the fiscal 1998 period containing a greater amount of revenue for progress on the contract with the U.S. Defense Logistics Agency. Partially offsetting the decline in Order Selection and Lo-Tow sales during fiscal 1999 was an increase in sales of approximately $3,100,000 across the Company's other products lines, with the majority of the increase relating to sales of the Company's Sortation and Automated Guided Vehicle product lines. The increase in the Sortation and Automated Guided Vehicle product lines was primarily attributable to the fiscal 1999 period containing a greater amount of revenue for progress made on two contracts due to contract completion requirements.
     Gross profit as a percentage of sales was 22.0% for fiscal 1999 compared to 21.3% for fiscal 1998. Although the gross profit percentages were comparable for both fiscal years, the fiscal 1999 gross profit percentage was impacted by favorable performance on several contracts, principally for the Company's higher margin proprietary products, initiated in the prior fiscal year that were completed during fiscal 1999. However, offsetting the favorable performance was progress on systems integration contracts that contain a high degree of ancillary products and provide lower gross profit margins than sales of proprietary products.
     Selling, general and administrative expenses of $6,353,000 were lower by $319,000 in fiscal 1999 than in fiscal 1998. The decrease in selling, general and administrative expenses was attributable to a reduction of approximately $625,000 for expenses associated with the Company's incentive-based compensation plan which provides for gain sharing as a means of promoting performance excellence. Also contributing to the higher selling, general and administrative expenses in fiscal 1998 were approximately $220,000 in consulting expenditures associated with increasing the visibility of the Company and attaining the ISO 9001 quality certification designation. Partially offsetting the decrease in selling, general and administrative expenses were (1) increases of approximately $425,000 for costs associated with inflationary factors and product promotion and sales efforts aimed at expanding the Company's customer base of business consistent with the Company's strategic plan to grow the business as a systems integrator and (2) increases of approximately $100,000 in professional fees and expenses associated with the appointment of a new President.
     Product development costs of $478,000 were higher by $191,000 in fiscal 1999 than in fiscal 1998. Development programs in fiscal 1999 included enhancements to the Company's product controls and features, and improvements to the Order Selection product line with efforts directed towards unit picking techniques. Development programs in fiscal 1998 included efforts directed at improvements across various product lines, and efforts associated with the introduction of the Henke light-duty overhead transportation product.
     Interest income of $166,000 was higher by $43,000 in fiscal 1999 than in fiscal 1998. The increase in interest income was primarily attributable to the higher level of funds available for short-term investments during fiscal 1999.
     Equity in income of joint venture represents the Company's proportionate share of its investment in SI/BAKER which is being accounted for under the equity method. The unfavorable variance of $407,000 for fiscal 1999 in the equity in income of joint venture was attributable to SI/BAKER's decline in sales to approximately $8,056,000 as compared to sales of $19,979,000 in fiscal 1998. The sales decrease in fiscal 1999 was primarily attributable to a smaller backlog of orders entering fiscal 1999 versus a record high opening

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Results Of Operations - For the Fiscal Year Ended  February 28, 1999 Compared to
--------------------------------------------------------------------------------
the  Fiscal  Year  Ended  March 1,  1998  (Continued)
----------------------------------------
backlog of orders at the beginning of fiscal 1998. The majority of the decrease in revenues for the twelve months ended February 28, 1999 compared to the twelve months ended February 28, 1998 was due to the completion of three automated pharmacy systems for a government agency. These three automated pharmacy systems accounted for approximately $12,000,000 in revenues during the twelve months ended February 28, 1998. The fiscal 1998 gross profit percentage was unfavorably impacted by difficulties in executing and concluding several contracts as additional costs became necessary to meet contractual throughput requirements. Also contributing to fiscal 1999's unfavorable variance was increased development expenses of $396,000 for software and controls capabilities for various new products addressing changing market requirements. Partially offsetting the unfavorable variance were SI/BAKER's decreases of (1) $478,000 in revenue-based royalty costs due to the parent companies and (2) $61,000 in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily attributable to a reduction of $195,000 of expenses based on revenue and profit performance. Partially offsetting the decrease in selling, general and administrative expenses was an increase in costs associated with sales and administrative efforts aimed at expanding SI/BAKER's customer base of business.
     The unfavorable variance of $203,000 in other income, net, was primarily attributable to a decrease in the revenue-based royalty income related to the SI/BAKER joint venture.
     The Company incurred income tax expense of $856,000 during fiscal 1999 compared to income tax expense of $1,490,000 in fiscal 1998. Income tax expense for fiscal 1999 and fiscal 1998 was generally recorded at statutory federal and state tax rates.
     Backlog at February 28, 1999 was $19,884,000. During fiscal 1999, the Company received orders totaling approximately $37,365,000. The largest order received, totaling approximately $12,300,000, engages the Company to automate the distribution process at a major health and beauty aids company, including an innovative utilization of robotics. This systems integration contract contains a high degree of ancillary products, providing lower gross profit margins than sales of the Company's proprietary products and is scheduled to be completed by the end of the first half of calendar year 2000.

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


                                            /s/ KPMG LLP

                                            KPMG LLP

Allentown, PA
March 7, 2000, except for the second paragraph of Note 16 which is as of March 30, 2000

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 1999 and February 28, 1999
     (In Thousands, Except Share Data)

                                                           December 31,      February 28,
                                                               1999              1999
                                                           ------------      ------------
Assets
------
Current assets:
   Cash and cash equivalents, principally
     time deposits.....................................    $    6,242             1,829
                                                              -------            ------

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $54 as of December 31,
       1999 and $0 as of February 28, 1999.............         6,824             7,603
     Notes and other receivables.......................           952                51
                                                             --------            ------
       Total receivables...............................         7,776             7,654
                                                              -------            ------

   Costs and estimated earnings in excess
     of billings.......................................         1,864             7,709
                                                              -------            ------

   Inventories:
     Raw materials.....................................         1,819             1,002
     Work-in-process...................................           343               218
     Finished goods ...................................         1,243             1,395
                                                             --------            ------
       Total inventories...............................         3,405             2,615
                                                              -------            ------

   Deferred income tax benefits........................         1,684               600
   Prepaid expenses and other current assets...........           715               199
                                                             --------            ------

       Total current assets............................        21,686            20,606
                                                               ------            ------

Property, plant and equipment, at cost:
   Land................................................           327                27
   Buildings and improvements..........................         3,717             3,485
   Machinery and equipment.............................         6,078             4,544
                                                              -------            ------
                                                               10,122             8,056
   Less:  accumulated depreciation.....................         6,788             6,426
                                                              -------            ------
     Net property, plant and equipment.................         3,334             1,630
                                                              -------            ------

Deferred income tax benefits...........................           260               175
Investments in joint ventures..........................         1,399             1,041
Excess of cost over fair value of net assets
   acquired, less amortization of $116 as of
   December 31, 1999...................................        18,524                 -
Other assets, at cost less accumulated
   amortization of $121 as of December 31,
   1999 and $90 as of February 28, 1999................           203               128
                                                               ------            ------
       Total assets....................................    $   45,406            23,580
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

Liabilities And Stockholders' Equity
------------------------------------
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
     (In Thousands, Except Share and Per Share Data)

                                                 December 31,     February 28,       March 1,
                                                     1999             1999             1998
                                                 ------------     ------------     ------------

Net sales....................................    $   41,108          39,573            47,631
Cost of sales................................        36,982          30,859            37,488
                                                     ------          ------            ------
   Gross profit on sales.....................         4,126           8,714            10,143
                                                     ------          ------            ------

Selling, general and administrative
   expenses..................................         6,806           6,353             6,672
Product development costs....................           301             478               287
Amortization of goodwill.....................           209               -                 -
Goodwill and other asset impairment..........           561               -                 -
Employee severance and termination
   benefits..................................           323               -                 -
Interest expense.............................           444              20                20
Interest income..............................          (130)           (166)             (123)
Equity in income of joint ventures...........          (130)            (14)             (421)
Other income, net............................           (84)           (191)             (394)
                                                     ------          ------            ------
                                                      8,300           6,480             6,041
                                                     ------          ------            ------

Earnings (loss) before income taxes..........        (4,174)          2,234             4,102
Income tax expense (benefit).................        (1,394)            856             1,490
                                                     ------          ------            ------
   Net earnings (loss).......................    $   (2,780)          1,378             2,612
                                                     ======          ======            ======

Basic earnings (loss) per share..............    $     (.72)            .37               .70
                                                     ======          ======            ======

Diluted earnings (loss) per share............    $     (.73)            .36               .70
                                                     ======          ======            ======

Weighted average shares outstanding..........     3,835,718       3,718,887         3,705,590
Dilutive effect of stock options.............             -          27,173            42,879
Dilutive effect of phantom stock units.......        16,493          11,270             7,126
                                                  ---------       ---------         ---------
Weighted average shares outstanding
   assuming dilution.........................     3,852,211       3,757,330         3,755,595
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
      (In thousands)

                                                      December 31,    February 28,    March 1,
                                                         1999             1999         1998
                                                      ------------    ------------   ---------

Cash flows from operating activities:
   Net earnings (loss)...........................       $(2,780)         1,378          2,612
   Adjustments to reconcile net earnings
     (loss) to net cash provided (used) by
     operating activities:
       Depreciation of plant and equipment.......           369            361            330
       Amortization of intangibles...............           252             12             11
       Gain on disposition of equipment..........            (3)           (12)            (3)
       Equity in income of joint ventures........          (130)           (14)          (421)
       Write-off of intangible assets............           561              -              -
       Change in operating assets and
         liabilities, net of effects of the
         acquisition of Modular Automation
         Corp. and Ermanco Incorporated:
           Receivables...........................         4,752          1,227         (4,262)
           Costs and estimated earnings
              in excess of billings..............         7,070           (935)        (5,134)
           Inventories...........................           366           (117)          (533)
           Deferred income tax benefits..........        (1,058)          (165)           (24)
           Prepaid expenses and other
              current assets.....................           211            (37)            11
           Other noncurrent assets...............            94            (88)             1
           Accounts payable......................        (1,647)            35          1,988
           Customers' deposits and billings
              in excess of costs and
              estimated earnings.................           478          1,955           (534)
           Accrued salaries, wages, and
              commissions........................           336           (734)           717
           Income taxes payable..................          (874)            30            (62)
           Accrued royalties payable.............           (73)           (75)             5
           Accrued pension and retirement
              savings plan liabilities...........          (119)             3            194
           Accrued product warranties............           367            411           (105)
           Accrued other liabilities.............           444             42              1
           Deferred compensation.................          (247)            22             58
                                                          -----          -----         -------
   Net cash provided (used) by operating
     activities..................................         8,369          3,299         (5,150)
                                                          -----          -----          -----

Cash flows for investing activities:
   Purchase of short-term investments............            -               -         (1,473)
   Sale of short-term investments................            -               -          5,214
   Investment in joint venture...................          (228)             -              -
   Acquisition of Modular Automation Corp.,
     net of cash acquired........................          (928)             -              -
   Acquisition of Ermanco Incorporated, net
     of cash acquired............................        (2,033)             -              -
   Proceeds from the disposition of
     equipment...................................             3             12              3
   Additions to property, plant and equipment....          (298)          (528)          (492)
                                                          -----          -----          -----
   Net cash provided (used) by
     investing activities........................        (3,484)          (516)         3,252
                                                          -----         ------          -----

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Consolidated Statements Of Cash Flows (Continued)
For the Ten Months Ended December 31, 1999, and For The Fiscal Years Ended
   February 28, 1999 and March 1, 1998
     (In thousands)

                                                      December 31,    February 28,    March 1,
                                                         1999             1999         1998
                                                      ------------    ------------   ---------
Cash flows from financing activities:
   Sale of common shares in
     connection with employee
     incentive stock option plan.................           34             74             59
   Repayment of long-term debt...................          (30)            (9)           (13)
   Dividends paid on common stock................         (371)          (372)          (246)
   Dividends paid to stockholders for
     fractional shares in connection
     with three-for-two stock split..............            -              -             (2)
   Repurchase and retirement of
     common stock................................         (105)          (399)             -
   Repayment of revolving credit
     loan payable to bank........................            -         (1,000)         1,000
                                                         -----          -----          -----
   Net cash provided (used) by
     financing activities........................         (472)        (1,706)           798
                                                         -----          -----          -----
   Increase (decrease) in cash and
     cash equivalents............................        4,413          1,077         (1,100)
   Cash and cash equivalents,
     beginning of period.........................        1,829            752          1,852
                                                         -----          -----          -----
   Cash and cash equivalents,
     end of period...............................      $ 6,242          1,829            752
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

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)


Acquisitions
------------

Acquisition of Modular Automation Corp.
--------------------------------------
   On April 13, 1999, the Company acquired all of the outstanding common stock of Modular Automation Corp. ("MAC") of Greene, New York, for $1,957,000, paid in the form of cash. The acquisition required a net cash outlay of $928,000. The acquired Automated Guided Vehicle ("AGV") products and personnel were integrated into the Company's existing Easton, Pennsylvania facility. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB No. 16") and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market value at their date of acquisition.
   The amount of goodwill and covenant not to compete recorded at the time of the acquisition were $616,000 and $50,000, respectively. Amortization expenses of $105,000 were recognized through December 31, 1999 on these intangible assets. However, as of December 31, 1999, the Company decided to abandon the AGV product line associated with the MAC acquisition of its Automated Material Handling Systems segment. No proceeds are expected on the impaired assets. As the Company has abandoned the MAC AGV product line, it does not expect any future cash flow associated with these assets. The write-off of the related long-lived assets, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of," including goodwill, has been recognized in the Consolidated Statement of Operations for the ten months ended December 31, 1999.
   On the basis of a pro forma consolidation of the result of operations as if the acquisition of MAC had taken place on March 2, 1998, management believes that the acquisition would not have had a material effect on the reported amounts.

Acquisition of Ermanco Incorporated
-----------------------------------
   On September 30, 1999, the Company acquired all of the outstanding common stock of Ermanco Incorporated. Ermanco, headquartered in Spring Lake, Michigan, designs and installs complete conveyor systems for a variety of manufacturing and warehousing applications. Under terms of the Stock Purchase Agreement and based on the definitive closing balance sheet, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, of which $1,551,000 is held in escrow ($801,000 was released in January 2000), $3,000,000 in promissory notes payable to fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999. The Company financed $14,000,000 of the acquisition through term debt. The acquisition required a net cash outlay of $2,033,000.
   In 2000, the Company paid additional costs of $45,000 in connection with the acquisition, and $186,000 to satisfy a purchase price adjustment contingency. There are no remaining contingent arrangements that may result in additional payments by the Company under the Stock Purchase Agreement.
   The acquisition was accounted for as purchase in accordance with APB No. 16 and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The amount of goodwill recorded at the time of acquisition was $18,640,000 and is being amortized over a period of 40 years.
   On the basis of a pro forma consolidation of the results of operations of Ermanco, as if the acquisition had taken place on March 1, 1999 and March 2, 1998, respectively, the following pro forma financial results for the ten months ended December 31, 1999 and for the fiscal year ended February 28, 1999 are as follows (in thousands, except per share amounts):

                                                      For the Ten           For the Fiscal
                                                     Months Ended             Year Ended
                                                   December 31, 1999       February 28, 1999
                                                   -----------------       -----------------

Net sales....................................          $ 60,168                  66,345
                                                         ======                  ======
Net earnings (loss)..........................          $ (1,755)                  1,723
                                                         ======                  ======
Basic earnings (loss) per share..............          $   (.42)                    .41
                                                         ======                  ======
Diluted earnings (loss) per share............          $   (.42)                    .40
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

Sales Contracts
---------------
   Profits on sales contracts are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the total contract price is accrued, which is allocable to contract expenditures incurred and work performed, on the basis of the ratio of aggregate costs to date to the most recent estimate of total costs at completion. Installation is an integral part of most systems sold by the Company and is not sold or billed separately. As these contracts may extend over one or more years, generally no more than two years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.
   The Company believes that it has the ability, as demonstrated by its estimating history, to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its sales contracts, including both typical and more complex systems. However, in rare instances, as occurred in 1999, the Company determined that it had significantly underestimated the costs involved, principally in four major contracts that included enhancements to order selection products. The cost overruns associated with these contracts resulted in approximately $8,700,000 in current year sales with $11,700,000 in related cost of sales. SI Easton has accrued the estimated costs to completion for the four projects incurring cost overruns. Estimates relative to loss contracts, which the Company experienced to an unusual extent in the period ended December 31, 1999, are inherently more difficult to make than those in which the contract has proceeded according to original expectations. Uncertainty exists with respect to the resources required to accomplish the contractual scope of work dealing with the final integration of state-of-the-art automated materials handling systems. Consequently, while the Company believes the full effect of both projected and presently incurred cost overruns has been accrued, current estimates may need to be revised as additional information becomes available.

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

                                       Basic Earnings         Effect of Dilutive     Diluted Earnings
                                     (Loss) Per Share             Securities         (Loss) Per Share
                                      ---------------         ------------------     ----------------

For the ten months ended
December 31, 1999
-----------------
Income (loss) numerator               $(2,780,000)(1)          (20,000)               (2,800,000)(5)
Shares denominator                      3,835,718               16,493 (2)             3,852,211
                                        ---------                                      ---------
Per share amount                      $      (.72)                                          (.73)
                                        =========                                      =========

For the fiscal year ended
February 28, 1999
-----------------
Income (loss) numerator               $ 1,378,000 (1)          (14,000)                1,364,000 (5)
Shares denominator                      3,718,887               38,443 (3)             3,757,330
                                        ---------                                      ---------
Per share amount                      $       .37                                            .36
                                        =========                                      =========

For the fiscal year ended
March 1, 1998
-------------
Income numerator                      $ 2,612,000 (1)           11,000                 2,623,000 (5)
Shares denominator                      3,705,590               50,005 (4)             3,755,595
                                        ---------                                      ---------
Per share amount                      $       .70                                            .70
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

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(3)    Line of Credit Loan
---    -------------------

A summary of the line of credit loan payable to bank is as follows (in thousands):


                                                                         December      February
                                                                         31, 1999      28, 1999
                                                                         --------      --------

Line of credit loan payable to bank..................................     $    -            -
                                                                           =====         =====


   Prior to the acquisition of Ermanco on September 30, 1999, the Company had a $5,000,000 committed revolving credit facility. Interest on the credit arrangement was at the principal bank's prime rate of interest or quoted money market rates. No compensating demand deposit balances were required to be maintained regarding the credit arrangement. The credit arrangement was secured by a lien position on accounts receivable, land, and buildings and contained various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, and maintenance of certain financial ratios. The Company was in compliance with all covenants prior to the acquisition of Ermanco. The Company did not have any borrowings under the committed revolving credit facility during the six months ended August 29, 1999; however, borrowings which occurred after the six months ended August 29, 1999 or contemporaneous with the acquisition of Ermanco were repaid as of October 6, 1999.
   In order to complete the acquisition of Ermanco, the Company obtained financing from its principal bank. The Company entered into a new three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment, plus an amount equal to $2,500,000, which amount shall be reduced by $625,000 every six months during the first two years of the line of credit facility until such amount reaches zero, minus the unpaid principal balance of the term loan. The line of credit facility is to be used primarily for working capital purposes and closing costs associated with the Ermanco acquisition. Interest on the line of credit facility was at the bank's prime rate of interest (8.50% as of December 31, 1999) or LIBOR Market Index Rate plus 2%.
   In order to obtain the line of credit, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, and maintenance of certain financial ratios. In addition, the Company is restricted from paying dividends in excess of 20% of its net earnings during the fiscal year ended December 31, 2000, and is restricted from paying dividends in excess of 15% of its net earnings during the fiscal year ended December 31, 2001 and thereafter. The Company was in compliance with all covenants or obtained the appropriate waivers as of December 31, 1999 (see Note 16 of Notes to Consolidated Financial Statements). As of December 31, 1999, the Company did not have any borrowings under the line of credit facility. The line of credit facility replaced the Company's former $5,000,000 committed revolving credit facility. Currently, the line of credit facility has an expiration date of September 30, 2002.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)


(4)      Long-Term Debt
---      --------------

A summary of long-term debt follows (in thousands):

                                                                         December      February
                                                                         31, 1999      28, 1999
                                                                         --------      --------
Term loan............................................................    $ 14,000            -
Subordinated notes payable...........................................       3,000            -
Capital lease obligations............................................          29            -
Mortgage payable.....................................................           -           25
                                                                           ------       ------
Total................................................................      17,029           25
Less: current installments of long-term debt.........................       1,578            9
                                                                           ------       ------
Long-term debt.......................................................   $  15,451           16
                                                                           ======       ======

   The Company received $14,000,000 in the form of a seven-year term loan from its bank to finance the acquisition of Ermanco on September 30, 1999. During the first two years of the term loan, the Company will repay equal quarterly payments of $312,500 plus accrued interest. After the second anniversary of the September 30, 1999 Closing Date, the Company will make equal quarterly payments of $575,000 plus accrued interest. The Company hedged $7,000,000 of the term loan at a fixed interest rate entering into a seven year interest rate swap agreement at 9.38%. The balance of the term loan on $7,000,000 is subject to a variable interest rate, which is based on the three month LIBOR Market Index Rate plus two and three-quarters percent. The interest rate on the variable portion of the term loan as of December 31, 1999 was 8.93%.
     In order to obtain the term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The term loan contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, and maintenance of certain financial ratios. In addition, the Company is restricted from paying dividends in excess of 20% of its net earnings during the fiscal year ended December 31, 2000, and is restricted from paying dividends in excess of 15% of its net earnings during the fiscal year ended December 31, 2001 and thereafter. As of December 31, 1999, the Company was in violation of the covenants related to its Funds Flow Coverage Ratio, Aggregate Outstanding Obligation, and its Subordination Agreement.The Company was in compliance with all covenants as of December 31, 1999 or obtained the appropriate waivers (see Note 16 of Notes to Consolidated Financial Statements).
   The subordinated promissory notes issued on September 30, 1999 to the fourteen stockholders of Ermanco totaled $3,000,000, have a term of seven years, and bear interest at an annual rate of ten percent in years one through three, twelve percent in years four and five, and fourteen percent in years six and seven. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest on the promissory notes shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term as long as the Company has no debt outstanding under its line of credit facility and term loan.
   Financing agreements related to the lease of computer software have been recorded as capital leases. These agreements had a total initial contract value of $36,000. The current and long-term portions of capital lease obligations are $16,000 and $13,000, respectively.
   The mortgage payable, which had an interest rate of 5% and was secured by the Company's Easton, Pennsylvania land and buildings, was fully paid in September 1999.
   Principal payments of long-term debt (including capital leases) from December 31, 1999 under terms of existing agreements are as follows:
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
                                                      ------
                                                    $ 17,029
                                                      ======

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(5)      Capital Stock Options
---      ---------------------

   The following is a summary of options available for grant and changes in options outstanding under the Company's 1982 and 1992 Incentive Stock Option Plans ("ISOP") and 1997 Equity Compensation Plan ("ECP") for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998:

                        1982 ISOP          1992 ISOP                                        1997 ECP                          TOTAL
                        ---------  ------------------------- -------------------------------------------------------------- --------
Option price*..........  $  4.94     4.36     5.33     6.33    13.33    15.25    10.88    10.00     8.25     8.00     8.94
                         ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

Options outstanding
as of March 2, 1997....   20,996   15,525   29,251   45,300        -         -       -        -        -        -        -  111,072
    Granted............        -        -        -        -   58,800         -       -        -        -        -        -   58,800
    Exercised..........   (8,058)  (2,250) (11,535)  (7,727)       -         -       -        -        -        -        -  (29,570)
    Lapsed.............  (12,938)       -        -     (750)       -         -       -        -        -        -        -  (13,688)
                          ------   ------   ------   ------   ------    ------  ------   ------   ------   ------   ------  -------

Options outstanding
as of March 1, 1998....        -   13,275   17,716   36,823   58,800       -         -        -        -        -        -  126,614
    Granted............        -        -        -        -        -   52,748        -        -        -        -        -   52,748
    Exercised..........        -   (6,011) (17,716) (10,423)       -        -        -        -        -        -        -  (34,150)
    Lapsed.............        -        -        -        -        -        -        -        -        -        -        -        -
                          ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------  -------

Options outstanding
as of February 28,1999         -    7,264        -   26,400   58,800   52,748        -        -        -        -        -  145,212
    Granted............        -        -        -        -        -        -   40,000   76,772   39,000   10,000    7,000  172,772
    Exercised..........        -   (7,039)       -   (3,000)       -        -        -        -        -        -        -  (10,039)
    Lapsed.............        -        -        -   (7,875) (18,900) (19,579)       -        -        -        -        -  (46,354)
                          ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------  -------

Options outstanding as
of December 31, 1999...        -      225        -   15,525   39,900   33,169   40,000   76,772   39,000   10,000    7,000  261,591
                          ======   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======  =======

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)

(5)      Capital Stock Options (Continued)
---      ---------------------
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

                                                                    For the Fiscal Years Ended
                                                For the Ten         --------------------------
                                                Months Ended        February 28,    March 1,
                                              December 31, 1999         1999          1998
                                              -----------------     ------------    --------

Net earnings (loss)      As reported........     $ (2,780)              1,378         2,612
                         Pro forma..........       (2,867)              1,227         2,556

Basic earnings (loss)    As reported........     $   (.72)                .37           .70
  per share              Pro forma..........         (.75)                .33           .69


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

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(6)      Employee Benefit Plans
---      ----------------------

   The Company and its subsidiary maintain defined benefit plans for employees covered by collective bargaining agreements. Retirement benefits are based on the employee's years of service multiplied by the appropriate monthly benefit amount. Employee compensation does not impact pension benefits. The Company's policy is to fund the Plans in compliance with applicable laws and regulations. Assets of the Company's defined benefit plans are primarily invested in publicly traded common stocks, corporate and government debt securities, and cash or cash equivalents.
   The benefit obligations for the Company's defined benefit plans were (in thousands):

                                                                      September        November
                                                                       30, 1999        30, 1998
                                                                       --------        --------

Change in benefit obligation:
Benefit obligation at beginning of year..........................      $ 2,241           2,074
Benefit obligation assumed with Ermanco
    acquisition..................................................          334               -
Service cost (excluding administrative expenses).................           48              54
Interest cost....................................................          123             141
Actuarial (gain) loss............................................         (228)             46
Benefits paid....................................................          (68)            (74)
                                                                         -----           -----
Benefit obligation at end of year................................      $ 2,450           2,241
                                                                         =====           =====

    The fair value of the plan assets of the Company's defined benefit plans follows (in thousands):

                                                                      September        November
                                                                       30, 1999        30, 1998
                                                                       --------        --------
Change in plan assets:
Fair value of plan assets at beginning of year...................      $ 3,320           2,581
Fair value of plan assets assumed
    with Ermanco acquisition.....................................          454               -
Actual return on plan assets.....................................         (319)            862
Expenses.........................................................          (58)            (49)
Benefits paid....................................................          (68)            (74)
                                                                         -----           -----
Fair value of plan assets at end of year.........................      $ 3,329           3,320
                                                                         =====           =====

    Accrued pension liability included in the Company's balance sheets at September 30, 1999 and November 30, 1998 were (in thousands):

                                                                      September        November
                                                                       30, 1999        30, 1998
                                                                       --------        --------
Reconciliation to balance sheets:
Funded status:
Plan assets in excess of benefit obligation......................      $   759           1,079
Plan assets in excess of benefit obligation assumed
    with Ermanco acquisition.....................................          120               -
Unrecognized net actuarial gain..................................       (1,499)         (1,790)
Unrecognized net obligation......................................          (20)            (39)
Unrecognized prior service costs.................................          310             350
                                                                        ------           -----
Accrued benefit cost recognized in the Company's
    balance sheets...............................................     $   (330)           (400)
                                                                       =======           =====

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(6)      Employee Benefit Plans (Continued)
---      ----------------------
     The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over 30 years. The net periodic pension expense for the ten months ended December 31, 1999, and for the fiscal years ended February 28, 1999 and March 1, 1998, includes the following components (in thousands):

                                                          For the Ten     For the Fiscal Years
                                                            Months               Ended
                                                             Ended        ---------------------
                                                           December       February      March
                                                           31, 1999       28, 1999     1, 1998
                                                          -----------     --------     -------

Service cost-benefits earned during the period..........    $   89           108           89
Interest cost on projected benefit obligation...........       123           141          129
Expected return on plan assets - increase...............      (151)         (144)        (123)
Amortization of net asset...............................       (18)          (22)         (22)
Amortization of prior service cost......................        40            48           40
Recognized net actuarial gain...........................       (33)          (11)           -
                                                             -----         -----        -----
Net periodic pension expense............................    $   50           120          113
                                                             =====         =====        =====

   The weighted average rates and actuarial assumptions used to develop the net periodic pension expense and the projected benefit obligation were:

                                                                          As of
                                                          -------------------------------------
                                                           September     November     November
                                                           30, 1999      30, 1998     30, 1997
                                                          -----------   ----------   ----------

Discount rate..........................................    7.0%-7.5%       6.75%        7.00%
Expected long-term rate of return
   on plan assets......................................    8.0%-8.5%       8.50%        8.50%

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

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(7)      Income Taxes
---      ------------

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                                                    For the Fiscal Years Ended
                                              For the Ten           --------------------------
                                             Months Ended           February 28,      March 1,
                                           December 31, 1999            1999            1998
                                           -----------------        ------------      --------

Federal    -  current...................        $  (365)                  828           1,236
           -  deferred..................           (777)                 (134)            (12)
                                                  -----                 -----           -----
                                                 (1,142)                  694           1,224
                                                  -----                 -----           -----

State      -  current...................             27                   193             278
           -  deferred..................           (281)                  (31)            (12)
                                                  -----                 -----           -----
                                                   (254)                  162             266
                                                  -----                 -----           -----

Foreign    -  current...................              2                     -               -
                                                  -----                 -----           -----
                                                $(1,394)                  856           1,490
                                                  =====                ======           =====

     The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                                                    For the Fiscal Years Ended
                                              For the Ten           --------------------------
                                             Months Ended           February 28,      March 1,
                                           December 31, 1999            1999            1998
                                           -----------------        ------------      --------
Computed tax expense (benefit) at
   statutory rate of 34%................        $ (1,419)                759           1,395
   Increase (reduction) in taxes
   resulting from:
     State income taxes, net of
       federal benefit..................            (167)                108             176
     Equity in income of joint
       venture..........................             (58)                 (5)           (115)
     Change in the valuation
       allowance for deferred
        tax assets......................               -                 (43)              -
     Write-off of intangible assets.....             210                   -               -
     Miscellaneous items................              40                  37              34
                                                  ------              ------           -----
                                                $ (1,394)                856           1,490
                                                  ======              ======           =====

   The significant components of deferred income tax expense (benefit) are as follows (in thousands):

                                                                    For the Fiscal Years Ended
                                              For the Ten           --------------------------
                                             Months Ended           February 28,      March 1,
                                           December 31, 1999            1999            1998
                                           -----------------        ------------      --------

Deferred tax benefit
   (exclusive of change in
   valuation allowance).................        $(1,058)                (122)             (24)
Decrease in the valuation allowance
   for deferred tax assets..............              -                  (43)             -
                                                  -----                -----            -----
                                                $(1,058)                (165)             (24)
                                                  =====                =====            =====

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(7)      Income Taxes  (Continued)
---      ------------

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and February 28, 1999 are presented below (in thousands):

                                                                    December 31,    February 28,
                                                                        1999            1999
                                                                    ------------    ------------
Deferred tax assets:
   Net operating and built-in loss carryforward
     (expiring in 2007).........................................     $   410              345
   Inventories, principally due to book reserves
     not yet deductible for tax purposes, and
     additional costs inventoried for tax purposes
     pursuant to uniform capitalization rules...................         473              526
   Accrued warranty costs.......................................         328              187
   Accrued pension costs........................................         174              154
     for tax purposes...........................................       1,341              256
                                                                       -----            -----
       Total gross deferred tax assets..........................       2,726            1,468
       Less valuation allowance.................................         460              460
                                                                       -----            -----
       Net deferred tax assets..................................       2,266            1,008
                                                                       -----            -----

Deferred tax liabilities:
   Plant and equipment, principally due to
     differences in depreciation................................         (96)             (98)
   Amortization.................................................         (76)               -
   Other........................................................        (150)            (135)
                                                                       -----            -----
       Total gross deferred tax liabilities.....................        (322)            (233)
                                                                       -----            -----
       Net deferred tax assets..................................     $ 1,944              775
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


                                                                   Capital          Operating
                                                                    Leases            Leases
                                                                  ---------         ---------
         2000.................................................     $   19               573
         2001.................................................         10               483
         2002.................................................          5               396
         2003.................................................          -               376
         2004.................................................          -               278
                                                                    -----             -----
         Total minimum lease payments.........................         34             2,106
                                                                                      =====
         Less:  amounts representing interest.................          5
                                                                    -----
         Net minimum lease payments...........................         29
         Less:  current portion...............................         16
                                                                    -----
         Long-term capital lease obligations..................     $   13
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

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(11)     Cash Flow Information
----     ---------------------

   Supplemental disclosures of cash flow information for the ten months ended December 31, 1999 and for the fiscal years ended February 28, 1999 and March 1, 1998 are as follows (in thousands, except share data):

                                                                   For the Fiscal Years Ended
                                              For the Ten          --------------------------
                                              Months Ended          February 28,    March 1,
                                           December 31, 1999            1999          1998
                                           -----------------        ------------   ----------

Supplemental disclosures of
  cash flow information:
     Cash paid for:
       Interest...........................      $     7                   19            11
                                                 ======                =====         =====

       Income taxes.......................      $ 1,030                  991         1,576
                                                 ======                =====         =====

Supplemental disclosures of noncash
  investing and financial activities:
    Issuance of 2,850 common shares
      in exchange for 1,493 common
      shares delivered to the Company
      by an officer in connection
      with the employee incentive stock
      option plan........................       $    16                    -             -
                                                 ======                =====         =====


    Issuance of 20,897 common shares
       in exchange for 8,228 common shares
       delivered  to the Company
       by officers in connection with the
       employee incentive stock
       option plan........................      $     -                  112             -
                                                 ======                =====         =====

    Issuance of 18,225 common shares
       in exchange for 8,064 common
       shares delivered to the Company
       by officers in connection with the
       employee incentive stock
       option plan........................      $     -                    -            88
                                                 ======                =====         =====

    Issuance of 481,284 common shares
       for the Ermanco acquisition........      $ 4,500                    -             -
                                                 ======                =====         =====

    Issuance of $14,000 of term debt
       for the Ermanco acquisition........      $14,000                    -             -
                                                 ======                =====         =====

    Issuance of $3,000 in subordinated
       notes payable in connection with
       the Ermanco acquisition............      $ 3,000                 -             -
                                                 ======                =====         =====

    Additional consideration and costs
       payable in connection with
       the Ermanco acquisition............      $   231                 -             -
                                                 ======                =====         =====

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

   Summary financial information and operating results for the SI/BAKER joint venture are set forth in the following table (in thousands):

                                                                  December 31,       February 28,
                                                                      1999               1999
                                                                 -------------       ------------

Current assets................................................      $ 6,985             4,960
Property, plant and equipment.................................           73                81
Other assets..................................................           42               263
Current liabilities...........................................        4,587             3,099
Long-term liabilities.........................................            -               123
                                                                      -----             -----
Net assets....................................................      $ 2,513             2,082
                                                                      =====             =====

                                                                      For the Fiscal Years Ended
                                                 For the Ten          ---------------------------
                                                Months Ended          February 28,      March 1,
                                              December 31, 1999           1999            1998
                                              -----------------       ------------     ----------

Net sales...............................          $ 10,495                 8,056         19,979
                                                    ======                ======         ======

Net earnings............................          $    431                    28            843
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


For the ten months ended                         Automated Material     Conveyor
December 31, 1999:                                Handling Systems       Systems       Total
---------------------------                      ------------------     ---------    ---------
Sales.......................................          $ 33,444             7,664       41,108
Earnings (loss) before
   interest expense, interest income, equity
   in income of joint ventures, and
   income taxes.............................            (4,620)              629       (3,991)
Total assets................................            16,525            28,881       45,406
Capital expenditures........................               206                92          298
Depreciation and amortization expense.......               430               191          621

   Geographic segment information was as follows (in thousands):

For the ten months ended
December 31, 1999:                       Domestic      Europe and Asia       Canada       Total
---------------------------              --------      ---------------       ------     ---------
Sales...........................         $ 39,574             864              670       41,108
Earnings (loss) before
   interest expense, interest income,
   equity in income of joint ventures,
   and income taxes.............           (3,991)              -                -       (3,991)
Total assets....................           45,406               -                -       45,406
Capital expenditures............              298               -                -          298
Depreciation and
   amortization expense.........              621               -                -          621

   Intersegment  sales  for the ten  months  ended  December  31,  1999  totaled
$30,000.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(14)     Quarterly Financial Information (Unaudited)
----     -------------------------------------------

       Selected Quarterly Financial Data
       ---------------------------------
       (In thousands, except per share amounts)

                 Fiscal Year Ended               First        Second        Third        Fourth
                 December 31, 1999              Quarter       Quarter      Quarter      Quarter*
                 -----------------              -------       -------      -------      -------
       Net sales                                $  9,952      11,617       16,089        3,450
       Gross profit on sales                    $  1,837         976        2,859       (1,546)
       Net earnings (loss)                      $    104        (531)         (64)      (2,289)
       Basic earnings (loss) per share          $    .03        (.14)        (.02)        (.59)
       Diluted earnings (loss) per share        $    .03        (.15)        (.02)        (.59)

       * The fourth quarter for the ten-month period ended December 31, 1999 was one month.

                Fiscal Year Ended                First        Second        Third       Fourth
                February 28, 1999               Quarter       Quarter      Quarter      Quarter
                -----------------               -------       -------      -------      -------
      Net sales                                 $ 8,800        9,942       11,349        9,482
      Gross profit on sales                     $ 2,313        2,280        2,275        1,846
      Net earnings                              $   377          388          445          168
      Basic earnings per share                  $   .10          .10          .12          .05
      Diluted earnings per share                $   .10          .10          .12          .04


(15)     Supplemental Prior Year Comparable Data (Unaudited)
----     ---------------------------------------------------

   Information for the comparable ten-month period is as follows:

                                                                                ($000's)
                                                                              (Unaudited)
                      Paragon Technologies, Inc.                      March 1 - December 31, 1998
                      -------------------------                       ---------------------------
         Net sales                                                              $ 31,603
         Cost of sales                                                            24,842
                                                                                  ------
            Gross profit on sales                                                  6,761
                                                                                  ------

         Selling, general and administrative expenses                              5,341
         Product development costs                                                   437
         Interest expense                                                              9
         Interest income                                                            (132)
         Equity in income of joint ventures                                          (16)
         Other income, net                                                          (135)
                                                                                  ------
                                                                                   5,504

         Earnings before income taxes                                              1,257
         Income tax expense                                                          478
                                                                                  ------
         Net earnings                                                           $    779
                                                                                  ======

         Basic earnings per share                                               $    .21
                                                                                  ======

         Diluted earnings per share                                             $    .21
                                                                                  ======

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(16)     Subsequent Events
----     -----------------
   In February 2000, the Company announced a restructuring of the SI Easton operations, aimed at profit improvement. These actions involved a reduction of approximately 20% of the workforce. The Company incurred a charge, primarily for severance costs, to first quarter earnings of approximately $400,000.
     On March 30, 2000, the Company received a waiver of loan covenant violations as well as an amendment to the term loan and line of credit agreements relative to future covenant requirements, a variable term loan interest rate increase to LIBOR plus 3%, and a temporary limitation on the cash payment of interest on subordinated debt for the quarter ended June 30, 2000.

SI HANDLING SYSTEMS, INC. AND SUBSIDIARY                             Schedule II
                                                                     -----------
VALUATION AND QUALIFYING ACCOUNTS
For the Ten Months  Ended  December  31,  1999,  and for the Fiscal  Years Ended
  February 28, 1999 and March 1, 1998 (in thousands)

                                                                     Additions
                                                                      Due to        Additions
                                                      Balance At    Acquisition    Charged To                 Balance
                                                      Beginning     of Ermanco      Costs And                  At End
                                                       Of Year     Incorporated     Expenses     Deductions    Of Year
                                                     -----------   ------------   ------------   ----------   --------
Ten months ended December 31, 1999:
     Reserve for inventory loss.............           $   854           79            508         500 (a)      941 (b)
     Reserve for product warranty...........               486           51            486 (c)     120 (d)      903 (e)
     Allowance for doubtful receivables.....                 -           48              6           -           54
                                                         -----          ---          -----         ---        -----
                                                       $ 1,340          178          1,000         620        1,898
                                                         =====          ===          =====         ===        =====


Fiscal year ended February 28, 1999:
     Reserve for inventory loss.............           $   790            -             98          34 (a)      854 (b)
     Reserve for product warranty...........                75            -            447 (c)      36 (d)      486 (e)
     Allowance for doubtful receivables.....                 -            -              -           -            -
                                                         -----          ---          -----         ---        -----
                                                       $   865            -            545          70        1,340
                                                         =====          ===          =====         ===        =====

Year ended March 1, 1998:
     Reserve for inventory loss.............           $   745            -             71          26 (a)      790 (b)
     Reserve for product warranty...........               180            -             75 (c)     180 (d)       75 (e)
     Allowance for doubtful receivables.....                 -            -             35          35            -
                                                         -----          ---          -----         ---        -----
                                                       $   925            -            181         241          865
                                                         =====          ===          =====         ===        =====

(a)    Inventory items disposed of, net of salvage proceeds.
(b)    Allowance is reflected in the net inventory on the balance sheet.
(c)    Costs include materials and incidental costs, but exclude any services.
(d)    Payments of warranty costs and reversal of unused expired warranty reserve.
(e)    Included in accrued other liabilities.

                                             PART III
                                             --------

Item 10.      Executive Officers of the Registrant
--------      ------------------------------------


   The names, ages, and offices with the Company of its executive officers are as follows:

         Name             Age                       Office
         ----             ---                       ------
William R. Johnson         53         President and Chief Executive Officer, Director

Leon C. Kirschner          60         Corporate Vice President, President-Ermanco, Director

William J. Casey           56         Executive Vice President

William F. Moffitt         50         Vice President - Finance, Chief Financial
                                        Officer and Treasurer

James L. Thatcher          56         Vice President - Operations

Ronald J. Semanick         38         Controller and Secretary

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

                                        Summary Compensation Table
                                        --------------------------

------------------------------------------------------------------------------------------------------------
                                                                                   Long-Term
                                                                                     Comp.
                              Fiscal                                                 -----
                              Year                                Other Annual       Stock        All Other
                              Ended       Salary       Bonus      Compensation      Options      Compensation
   Name and Position           (1)        ($)(2)        ($)          ($)(3)          (#)(4)         ($)(5)
------------------------------------------------------------------------------------------------------------

William R. Johnson          12/31/99     $166,154     $50,000        $3,690           40,000       $150,000
   President and
   Chief Executive
   Officer (6)


William J. Casey            12/31/99       82,885      25,000         4,100           10,000          3,315
   Executive                02/28/99       88,876      20,000         4,920            3,354          6,325
   Vice                     03/01/98       87,423      83,280         4,895            6,600          8,754
   President
------------------------------------------------------------------------------------------------------------

---------------------------
(1) On September 30, 1999, the Board of Directors of Paragon Technologies, Inc. (formerly, "SI Handling Systems, Inc.") (the "Company") approved an amendment to Article 1, Section 1.03 of the Company's Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December 31. For the year ended December 31, 1999, the fiscal year consisted of ten months. Prior to the recent change in the Company's Bylaws, each of the fiscal years ended February 28, 1999 and March 1, 1998 consisted of 52 weeks.

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

             Option Grants In The Ten Months Ended December 31, 1999
             -------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                                                             Potential
                                           % of Total                                        Realizable
                                           Granted to                                     Value at Assumed
                                           Employees                                       Annual Rates
                                           In The Ten                                      of Stock Price
                                             Months                                       Appreciation for
                            Options          Ended         Exercise                        Option Term (2)
                            Granted        December          Price      Expiration     ---------------------
      Name                (#) (1) (2)      31, 1999        ($/Share)       Date          5% ($)     10% ($)
------------------------------------------------------------------------------------------------------------
William R. Johnson           40,000           23.2%         $10.875      06/01/04      $120,182    $265,572


William J. Casey             10,000            5.8%          10.000      07/20/04        27,628      61,051
------------------------------------------------------------------------------------------------------------

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

      Aggregated Option Exercises in the Ten Months Ended December 31, 1999
                           And Year-End Option Values
                           --------------------------

------------------------------------------------------------------------------------------------------
                                                            Number of                Value of
                                                          Shares Covered            Unexercised
                               # of                       By Unexercised           In-The-Money
                              Shares                        Options At              Options At
                             Acquired                    December 31, 1999        December 31, 1999
                                On           Value          Exercisable/            Exercisable/
          Name             Exercise (1)    Realized      Unexercisable (1)          Unexercisable
------------------------------------------------------------------------------------------------------
William R. Johnson              -           $      -            0/40,000             $        0/0

William J. Casey             450 (2)           2,931        4,514/16,190              1,199/1,199
------------------------------------------------------------------------------------------------------

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

      The Compensation Committee awards bonuses to the Company's executive officers pursuant to an existing Executive Officer Incentive Plan. The bonus amounts for executive officers are at risk and will vary from year to year. The bonus pool is calculated based on a formula tied principally to the Company's profitability. The pool is allocated by the Compensation Committee, on the recommendation of the Chief Executive Officer, among the executive officers, based on a series of factors, including financial objectives, other business objectives, and assessment of personal contribution. The financial objectives include a pre-tax earnings target, basic earnings per share target, effective management of the Company's operations, and backlog adequacy. However, in the event the Company does not reach its financial objectives, the Board of Directors has discretionary authority to award bonuses based on an executive officer's individual performance and personal contribution to the business.

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

------------------------

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

Item 12.      Security Ownership of Management and Certain Beneficial Owners
--------      --------------------------------------------------------------

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

                                                         Right To
                                        Number of         Acquire
                                         Shares        Under Options                     Phantom
                                      Beneficially      Exercisable      Percentage       Stock
Beneficial Owner                         Owned        Within 60 Days    of Class (1)    Units (2)
----------------                      ------------    --------------    ------------   -----------
Emerald Advisers, Inc. (3).............   776,675              -          18.56%              -
   1857 William Penn Way
   Lancaster, PA  17601

L. Jack Bradt (4)......................   350,549              -           8.38%              -
   10 Ivy Court
   Easton, PA  18045

Elmer D. Gates (5).....................    28,400              -                          7,609

Michael J. Gausling....................         -              -                          3,932

William R. Johnson.....................    10,000              -                              -

Leon C. Kirschner......................   160,650              -           3.84%              -

Steven Shulman.........................   221,850              -           5.30%              -

William J. Casey.......................     9,864          5,727                              -

All current directors and
   executive officers as a
   group (11 persons) (4) (5)..........   793,034         13,529          19.21%         11,541

---------------------------

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

(4) Includes 51,487 shares held by members of Mr. Bradt's immediate family. Mr. Bradt disclaims beneficial ownership of such shares.

(5) Includes 2,000 shares held by members of Mr. Gates' immediate family. Mr. Gates disclaims beneficial ownership of such shares.

Item 13.      Certain Relationships and Related Transactions
--------      ----------------------------------------------

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

       3.Exhibits:
           2.1      Stock Purchase Agreement dated as of August 6, 1999 among SI
                    Handling  Systems,  Inc.,  Ermanco  Incorporated,   and  the
                    stockholders  of  Ermanco   Incorporated   (incorporated  by
                    reference to Exhibit 2.1 to Form 10-Q for the quarterly period ended August 29, 1999).
           3.1 Amended and Restated Articles (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended August 31, 1997).
           3.2      Amended and Restated Bylaws (incorporated by reference to
                    Exhibit 99.2 to the Company's Registration Statement on Form S-8, filed on August 14, 1996 [No. 333-10181]).
           4.1      Form  of   Subordinated   Promissory  Note  payable  to  the
                    Stockholders of Ermanco Incorporated dated September 30, 1999 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 15, 1999).
           10.1 Revolving Credit Agreement dated July 22, 1993 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.2 Amendment to Revolving Credit Agreement dated April 28, 1995 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended February 26,
                    1995).
           10.4 1992 Incentive Stock Option Plan, Amended and Restated, Effective as of July 16, 1997* (incorporated by reference to
                    Exhibit 10.4 to Form 10-Q for the quarterly period ended August 31, 1997).
           10.5 Executive Officer Incentive Plan* (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.6 Directors' Deferred Compensation Plan* (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-8 [No. 333-10181]).
           10.7     1997 Equity Compensation Plan* (incorporated by reference
                    to Exhibit 10.7 to the Company's Registration Statement on Form S-8 [No. 333-36397]).
           10.8 Joint Venture Agreement and Governing Documents Relating to SI/BAKER, INC. (incorporated by reference to Exhibit
                    21.1 to Annual Report on Form 10-K for the fiscal year
                    ended February 26, 1995).
           10.9 Second Amendment to the Joint Venture Agreement Relating to SI/BAKER, INC. (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended February 28, 1999).
           10.10 Executive Employment Agreement with William R. Johnson dated March 29, 1999* (incorporated by reference to
                    Exhibit 10.10 to Form 10-Q for the quarterly period ended May 30, 1999).
           10.11 Employment Agreement with Leon C. Kirschner* (incorporated by reference to Exhibit 10.11 to Form 8-K filed on October 15, 1999).
           10.12 Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.12 to Form 8-K filed on October 15,
                    1999).
           10.13 Promissory Note related to the Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling
                    Systems,   Inc.,  Ermanco  Incorporated,   and  First  Union
                    National Bank (incorporated by reference to Exhibit 10.13 to Form 8-K filed on October 15, 1999).

                               -------


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
--------      -----------------------------------------------------------
              8-K (Continued)
              ---

           10.14    Term Loan Loan Agreement  entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank  (incorporated by reference to
                    Exhibit 10.14 to Form 8-K filed on October 15, 1999).
           10.15    Promissory  Note  related  to the Term Loan  Loan  Agreement entered into  September  30, 1999 by and between SI Handling
                    Systems,   Inc.,  Ermanco  Incorporated,   and  First  Union
                    National Bank (incorporated by reference to Exhibit 10.15 to
                    Form 8-K filed on October 15, 1999).
           10.16    Escrow  Agreement  entered  into  September  30, 1999 by and among SI Handling Systems, Inc., the stockholders of Ermanco
                    Incorporated, and First Union National Bank (incorporated by reference to Exhibit  10.16 to Form 8-K filed on October 15,
                    1999).
           11.1     Statement  regarding  computation  of per  share  earnings
                    (loss) (see Note 1 of Notes to Consolidated Financial
                     Statements).
           21       Subsidiaries of the Registrant.
           23.1     Consent of Independent Auditors.
           23.2     Consent of Independent Auditors relating to SI/BAKER, INC.
           27       Financial Data Schedule (in electronic format only).

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

                                            /s/ KPMG LLP

                                            KPMG LLP


Allentown, Pennsylvania
March 7, 2000

SI/BAKER, INC.
Balance Sheets
December 31, 1999 and February 28, 1999
  (In Thousands, Except Share Data)

                                                             December 31,       February 28,
                                                                 1999               1999
                                                             ------------       ------------
Assets
------

Current assets:
   Cash and cash equivalents, principally
      time deposits.......................................     $ 2,895               154
                                                                 -----             -----

   Receivables:
      Trade...............................................       1,358             1,658
      Other receivables...................................         129               238
                                                                ------             -----
         Total receivables................................       1,487             1,896
                                                                 -----              -----

   Costs and estimated earnings in
      excess of billings..................................       2,159             2,516

   Deferred income tax benefits...........................         391               258
   Prepaid expenses and other current assets..............          53               136
                                                                 -----             -----
      Total current assets................................       6,985             4,960
                                                                 -----             -----

Machinery and equipment, at cost..........................         194               176
   Less: accumulated depreciation.........................         121                95
                                                                 -----             -----
      Net machinery and equipment.........................          73                81
                                                                 -----             -----

Equipment leased to customer..............................         487               487
   Less:  accumulated depreciation........................         467               370
                                                                 -----             -----
      Net equipment leased to customer....................          20               117
                                                                 -----             -----

Deferred income tax benefits..............................          22                51
                                                                 -----             -----

Other assets..............................................           -                95
                                                                 -----             -----

         Total assets.....................................     $ 7,100             5,304
                                                                 =====             =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Balance Sheets
December 31, 1999 and February 28, 1999
  (In Thousands, Except Share Data)

                                                             December 31,       February 28,
                                                                 1999               1999
                                                             ------------       ------------
Liabilities
-----------

Current liabilities:
   Notes payable to bank..................................     $     -               500
                                                                 -----             -----

   Accounts payable:
      Trade...............................................         739               510
      Affiliated companies................................          64                15
                                                                 -----             -----
         Total accounts payable...........................         803               525
                                                                 -----             -----

   Customers' deposits and billings in excess of
      costs and estimated earnings........................       2,114             1,104
   Accrued salaries, wages, and commissions...............         247                91
   Income taxes payable...................................         143                 -
   Accrued royalties payable..............................         361               209
   Accrued product warranties.............................         842               660
   Accrued other liabilities..............................          77                10
                                                                 -----             ------
         Total current liabilities........................       4,587             3,099
                                                                 -----             -----

Deferred compensation.....................................           -               123
                                                                 -----             -----

Stockholders' equity:
   Common stock, $1 par value; authorized 1,000
      shares; issued and outstanding 200 shares...........           -                 -
   Additional paid-in capital.............................         200               200
   Retained earnings......................................       2,313             1,882
                                                                 -----             -----
         Total stockholders' equity.......................       2,513             2,082
                                                                 -----             -----

         Total liabilities and stockholders'
             equity.......................................     $ 7,100             5,304
                                                                 =====             =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Operations
For the Ten Months Ended December 31, 1999, and For The Fiscal Years Ended
   February 28, 1999 and 1998
      (In thousands)

                                                  December 31,     February 28,     February 28,
                                                      1999             1999             1998
                                                  ------------     ------------     ------------
Net sales....................................      $ 10,495           8,056            19,979
Cost of sales................................         8,326           6,376            16,781
                                                     ------          ------            ------
   Gross profit on sales.....................         2,169           1,680             3,198
                                                     ------          ------            ------

Selling, general and
   administrative expenses...................           984             920               981
Product development costs....................           200             399                 3
Royalty expense to parent
   companies.................................           420             322               800
Interest income..............................           (85)            (17)              (29)
Interest expense.............................             4              72               129
Other income, net............................           (98)            (85)             (106)
                                                     ------          ------            ------
                                                      1,425           1,611             1,778
                                                     ------          ------             -----

Earnings before income taxes.................           744              69             1,420
Income tax expense...........................           313              41               577
                                                     ------          ------            ------
Net earnings.................................      $    431              28               843
                                                     ======          ======            ======





SI/BAKER, INC.
Statements Of Stockholders' Equity
For the Ten Months Ended December 31, 1999, and For The Fiscal Years Ended
   February 28, 1999 and 1998
     (In thousands)

                                                  Additional                    Total
                                        Common     Paid-In      Retained     Stockholders'
                                        Stock      Capital      Earnings        Equity
                                     -----------  ----------    --------     -------------
Balance at February 28, 1997..........  $   -         200         1,011          1,211
Net earnings..........................      -           -           843            843
                                         ----         ---         -----          -----
Balance at February 28, 1998..........      -         200         1,854          2,054
Net earnings..........................      -           -            28             28
                                         ----         ---         -----          -----
Balance at February 28, 1999..........      -         200         1,882          2,082
Net earnings..........................      -           -           431            431
                                         ----         ---         -----          -----
Balance at December 31, 1999..........  $   -         200         2,313          2,513
                                         ====         ===         =====          =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Cash Flows
For the Ten Months Ended December 31, 1999, and For The Fiscal Years Ended
   February 28, 1999 and 1998
     (In thousands)

                                                        December 31,      February 28,     February 28,
                                                            1999              1999             1998
                                                        ------------      ------------     ------------
Cash flows from operating activities:
   Net earnings.............................              $  431                28               843
   Adjustments to reconcile net earnings
      to net cash provided by
      operating activities:
         Depreciation of machinery and
             equipment and leased equipment.123              152               145
   Changes in operating assets  and liabilities:
         Receivables........................                 409             1,036            (1,192)
         Costs and estimated earnings in
             in excess of billings..........                 357               747               848
         Inventories........................                   -               118               (82)
         Deferred income taxes..............                (104)               35                29
         Prepaid expenses and other
             current assets.................                  83              (118)               69
         Other assets.......................                  95               (38)              (57)
         Accounts payable...................                 278              (502)           (1,249)
         Customers' deposits and
             billings in excess of costs
             and estimated earnings.........               1,010              (636)              961
         Accrued salaries, wages, and
             commissions....................                 156              (322)              160
         Income taxes payable...............                 143               (44)               44
         Accrued royalties payable..........                 152               (79)              (31)
         Accrued product warranties.........                 182              (139)              336
         Accrued other liabilities..........                  67               (33)             (108)
         Deferred compensation..............                (123)               12                57
                                                           -----             -----             -----
             Net cash provided
                by operating activities.....               3,259               217               773
                                                           -----             -----             -----

Cash flows from investing activities:
   Additions to machinery and
      equipment ............................                 (18)              (51)              (19)
                                                           -----             -----             -----

Cash flows from financing activities:
   Repayment of notes payable
      to bank   ............................                (500)             (400)             (850)
                                                           -----             -----             -----

Increase (decrease) in cash and
   cash equivalents.........................               2,741              (234)              (96)
Cash and cash equivalents,
   beginning of year........................                 154               388               484
                                                           -----             -----             -----
Cash and cash equivalents,
   end of year  ............................             $ 2,895               154               388
                                                           =====             =====             =====

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Income taxes.......................             $     2               324               479
                                                           =====             =====             =====
         Interest...........................             $     3                71               126
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

SI/BAKER, INC.
Notes To Financial Statements (Continued)


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

Sales Contracts
---------------
   Profits on sales contracts are recorded on the basis of estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the total contract price is accrued, which is allocable to contract expenditures incurred and work performed, on the basis of the ratio of aggregate costs to date to the most recent estimate of total costs at completion. Installation is an integral part of most systems sold by the Company and is not sold or billed separately. As these contracts may extend over one or more fiscal years, generally no more than two fiscal years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.
   The Company believes that it has the ability, as demonstrated by its estimating history, to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its sales contracts, including both typical and more complex systems.

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
                                                                   ======             ======

Included in accompanying balance sheets under
  the following captions:
     Costs and estimated earnings in excess
       of billings........................................       $  2,159              2,516
     Customers' deposits and billings in excess
       of costs and estimated billings....................         (2,114)            (1,104)
                                                                    -----              -----
                                                                 $     45              1,412
                                                                    =====              =====

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

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 5:    Income Taxes

   The provision for income tax expense (benefit) consists of the following (in thousands):

                                                                       For the Fiscal Years
                                                  For the Ten           Ended February 28,
                                                 Months Ended       ---------------------------
                                               December 31,1999        1999             1998
                                               ----------------     ----------       ----------
Federal    -  current..........................     $ 322                 5              436
           -  deferred.........................       (83)               28               23
                                                      ---               ---              ---
                                                      239                33              459
                                                      ---               ---              ---

State      -  current..........................        95                 1              112
           -  deferred.........................       (21)                7                6
                                                      ---               ---              ---
                                                       74                 8              118
                                                      ---               ---              ---
                                                    $ 313                41              577
                                                      ===               ===              ===

   A reconciliation between the U. S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                                                       For the Fiscal Years
                                                  For the Ten           Ended February 28,
                                                 Months Ended       ---------------------------
                                               December 31,1999        1999             1998
                                               ----------------     ----------       ----------
Computed tax expense at statutory
   rate of 34%  ...............................     $ 253               23               483
Increase in taxes resulting from:
   State income taxes, net of
     federal benefit...........................        49                5                78
   Miscellaneous items.........................        11               13                16
                                                      ---              ---               ---
                                                    $ 313               41               577
                                                      ===              ===               ===

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and February 28,1999 are presented below (in thousands):

                                                                December 31,     February 28,
                                                                    1999              1999
                                                                ------------     ------------
Deferred tax assets:
   Accruals of book costs, not yet
     deductible for tax purposes...........................        $ 408               318
   Machinery and equipment, principally
     due to differences in depreciation....................           22                 3
                                                                     ---               ---
       Total gross deferred tax assets.....................          430               321
                                                                     ---               ---

Deferred tax liabilities:
   Other...................................................           17                12
                                                                     ---               ---
       Total gross deferred tax liabilities................           17                12
                                                                     ---               ---
       Net deferred tax asset..............................        $ 413               309
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


Note 7:       Commitments
-------       -----------

   Total rental expense, including short-term leases, for the ten months ended December 31, 1999 and the fiscal years ended February 28, 1999 and 1998 approximated $74,000, $66,000, and $47,000, respectively.
   Future minimum rental commitments at December 31, 1999 under operating leases for office space is as follows (in thousands):

                2000...........................$ 70,000
                2001...........................  70,000
                2002...........................  30,000

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 8:       Related Party Transactions
-------       --------------------------

   The Company has entered into various transactions with affiliated entities as follows (in thousands):

(a)  McKesson Automated Prescription
     Systems, Inc. (50% Stockholder):

                                                    December           February
       Balance Sheets Data                          31, 1999           28, 1999
                                                    --------           --------
         Amount included in trade
           receivables.........................      $ 130                135
         Amount included in other
           receivables.........................         56                 63
         Amount included in costs and
           estimated earnings in
           excess of billings..................        155                  -
         Amount included in accounts
           payable.............................          -                  5
         Amount included in accrued
           royalties payable...................         31                 41
         Amount included in accrued
           other liabilities...................         50                  -

                                                                          For the Fiscal Years
                                                    For the Ten             Ended February 28,
                                                    Months Ended       ---------------------------
       Statements of Operations Data              December 31, 1999       1999             1998
                                                  -----------------    ----------       ----------
         Sales of systems and services.........         $ 216              259             1,113
         Systems and services
           purchased for resale
           under various subcontracts..........           115              193               266
         Royalty expense to parent
           companies...........................           210              161               400
         Other income - royalty income.........            95               87                80

(b)  SI Handling Systems, Inc. (50% Stockholder):

                                                    December           February
       Balance Sheets Data                          31, 1999           28, 1999
                                                    --------           --------
       Amount included in trade
           receivables.........................      $  21                  -
         Amount included in accounts
           payable.............................         64                 10
         Amount included in accrued
           royalties payable...................         31                 41

                                                                          For the Fiscal Years
                                                    For the Ten             Ended February 28,
                                                    Months Ended       ---------------------------
       Statements of Operations Data              December 31, 1999       1999             1998
                                                  -----------------    ----------       ----------
         Systems and services
           purchased for resale under
           various subcontracts................         $ 237              463             1,120
         Systems and services sold
           under various subcontracts..........            60                -                 -
         Purchase of administrative and
           other services......................           116              113                98
         Royalty expense to parent
           companies...........................           210              161               400

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 9:       Supplemental Prior Year Comparable Data (Unaudited)
-------       ---------------------------------------------------

   Information for the comparable ten-month period is as follows:

         -------------------------------------------------------------------------------------
                                                                            ($000's)
                                                                           (Unaudited)
                     SI/BAKER, INC.                                 March 1- December 31, 1998
         -------------------------------------------------------------------------------------
         Net sales                                                           $ 6,681
         Cost of sales                                                         5,287
                                                                               -----
            Gross profit on sales                                              1,394
                                                                               -----

         Selling, general and administrative expenses                            755
         Product development costs                                               301
         Royalty expense to parent companies                                     267
         Interest expense                                                         64
         Interest income                                                          (9)
         Other income, net                                                       (45)
                                                                               -----
                                                                               1,333
                                                                               -----

         Earnings before income taxes                                             61
         Income tax expense                                                       29
                                                                               -----
          Net earnings                                                        $   32
                                                                               =====
         -------------------------------------------------------------------------------------

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SI HANDLING SYSTEMS, INC.



Dated:   February 28, 2001             By  /s/ Elmer D. Gates
                                           ------------------------------------
                                           Elmer D. Gates
                                           Chairman of the Board of Directors




Dated:   February 28, 2001             By  /s/ William R. Johnson
                                           ------------------------------------
                                           William R. Johnson
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.



Dated:   February 28, 2001         /s/ Elmer D. Gates
                                   ---------------------------------------------
                                   Elmer D. Gates
                                   Chairman of the Board of Directors



Dated:   February 28, 2001         /s/ William R. Johnson
                                   ---------------------------------------------
                                   William R. Johnson
                                   President & Chief Executive Officer, Director



Dated:   February 28, 2001         /s/ Ronald J. Semanick
                                   ---------------------------------------------
                                   Ronald J. Semanick
                                   Vice President-Finance, Chief Financial
                                     Officer and Treasurer
                                    (Principal Accounting and Financial Officer)



Dated:   February 28, 2001         /s/ Leon C. Kirschner
                                   ---------------------------------------------
                                   Leon C. Kirschner
                                   Corporate Vice President, and
                                     President of Ermanco Incorporated, Director



Dated:   February 28, 2001         /s/ L. Jack Bradt
                                   ---------------------------------------------
                                   L. Jack Bradt
                                   Director



Dated:   February 28, 2001         /s/ Michael J. Gausling
                                   ---------------------------------------------
                                   Michael J. Gausling
                                   Director



Dated:   February 28, 2001         /s/ Steven Shulman
                                   ---------------------------------------------
                                   Steven Shulman
                                   Director

                                  EXHIBIT INDEX


21     -  SUBSIDIARIES OF THE REGISTRANT

23.1   -  CONSENT OF INDEPENDENT AUDITORS

23.2   -  CONSENT OF INDEPENDENT AUDITORS RELATING TO SI/BAKER, INC.

27     -  FINANCIAL DATA SCHEDULE