Form 10-K405
period 2000-12-31
PARAGON TECHNOLOGIES INC
filed 2001-03-30
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the year ended:                                      Commission file number:
 December 31, 2000                                               1-15729


                           PARAGON TECHNOLOGIES, INC.
             (Exact Name Of Registrant As Specified In Its Charter)


             Pennsylvania                                22-1643428
             ------------                                ----------
   (State Or Other Jurisdiction of          (I.R.S. Employer Identification No.)
            Incorporation)

600 Kuebler Road, Easton, Pennsylvania                     18040
--------------------------------------                     -----
(Address Of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:                 610-252-7321

Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of Exchange
                     Title of Class                       on Which Registered
---------------------------------------------------      -----------------------

      Common Stock, Par Value $1.00 Per Share            American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:                 None


(1) Has the registrant filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during
       the preceding 12 months with the Commission?                         Yes.

(2)    Has the registrant been subject to such filing requirements for
       the past 90 days?                                                    Yes.

(3)    Number of shares of common stock, par value $1.00 per share, outstanding
       as of February 28, 2001 was:                                   4,194,869.

(4)    The aggregate market value of the voting stock held by non-affiliates
       as of February 28, 2001 was:                                 $20,716,000.

(5)    Indicate by check mark if  disclosure of  delinquent  filers  pursuant to item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Documents incorporated by reference. The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2001 incorporated partially in Part III hereof.

                                     PART I


Item 1.       Business
-------       --------

Fiscal Year Change
------------------
     On September 30, 1999, the Board of Directors of Paragon Technologies, Inc. ("the Company") approved an amendment to Article 1, Section 1.03 of the Company's Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December 31. For the year ended December 31, 1999, the fiscal year consisted of ten months. Prior to the change in the Company's Bylaws, the fiscal year ended February 28, 1999 consisted of 52 weeks.

Company Overview
----------------
     The Company was incorporated in Pennsylvania in 1958. The Company consists of two business segments: its Easton, Pennsylvania operation (referred to herein as "SI Systems") and Ermanco Incorporated, a wholly-owned subsidiary of the Company ("Ermanco").
     SI Systems is a systems integrator supplying automated materials handling systems to manufacturing, order selection, and distribution operations. The systems are designed, sold, manufactured, installed, and serviced by its own staff, or by others, for SI Systems, at its direction, generally as labor-saving devices to improve productivity and reduce costs. SI Systems' products are utilized to automate the movement or selection of products and are often integrated with other automated equipment, such as conveyors and robots. SI Systems' integrated materials handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. SI Systems' staff develops and designs computer control programs required for the efficient operation of the systems. SI Systems derives a majority of its sales from customers located in North America, including the U.S. government. SI Systems' business is dependent upon a limited number of large contracts with certain customers, which can cause unexpected fluctuations in sales volume over a fiscal year. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors, such as the current economy, current interest rates, and future expectations.
     On September 30, 1999, the Company purchased all of the outstanding common stock of Ermanco, which now operates as a wholly-owned subsidiary of the Company. Ermanco is a manufacturer of light to medium duty unit handling conveyor products, serving the materials handling industry through local independent distributors in North America. Ermanco also provides complete conveyor systems for a variety of applications, including distribution and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff, or subcontracted, and subcontracted installation services.
     Drawing upon its engineering resources and expertise, Ermanco is devoted to completely understanding client needs, then creating and delivering specifically-tailored materials handling solutions through superior product quality, seamless systems integration, and a demonstrated commitment to long-term application success.
     Ermanco supplies materials handling systems and equipment to both national and international markets. They offer services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distribution centers, utilizing the most sophisticated, custom-designed controls software. The systems product line of Ermanco accounted for approximately 55% of Ermanco's total revenues in the year ended December 31, 2000, and the balance is from resale distribution.
     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Sales to customers in the United States as a percentage of total sales during the year ended December 31, 2000, during the ten months ended December 31, 1999, and during the fiscal year ended February 28, 1999 were 91.0%, 96.3%, and 87.2%, respectively.
     The Company's backlog of orders at December 31, 2000 was $22,913,000, of which $7,795,000 was associated with projects with the U.S. government. The Company's backlog of orders at December 31, 1999 was $23,685,000. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Fluctuations in the Company's sales and earnings occur with increases or decreases in major installations, since the Company recognizes sales on a percentage of completion basis for its systems contracts. The Company expects to fill, within its 2001 calendar year, all of the December 31, 2000 backlog of orders indicated above.

                                    Products
                                    --------

SI Systems' Products -- Automated Materials Handling Systems Segment
--------------------------------------------------------------------

     The SI Systems' segment encompasses the horizontal transport and order picking, fulfillment, and replenishment families of products.

Horizontal Transport
--------------------

     Cartrac(R).  Cartrac(R)  systems are used in the  automation of production,
     -------
manufacturing, and assembly operations through various industries. Some of these industries are automotive, aerospace, appliance, electronics, machine tools, radiation chambers, castings, and foundries. As part of a fully computerized manufacturing system, Cartrac(R) offers zero pressure accumulation capabilities that are well suited for the manufacturing environment where high volume product rate and short cycle time are critical. Cartrac(R) is a spinning tube conveyor with several variations:
     Roborail(TM) -- The "featherweight" of the Cartrac(R), with a load capacity of up to 100 pounds. Known for its speed, it is effective in light assembly as well as material and component delivery applications.
     Robolite(R) -- This product has a 500-pound load capacity and was designed specifically for light assembly and sub-assembly operations. It is particularly adept, with accurate positioning of product.
     Robodrive(R) -- The "brute" of the Cartrac(R) line. In its minimal configuration, utilizing four drive wheels, it has the capacity to index 8,000 pounds over 12 feet in only five seconds.
     Cartrac(R) MD -- This medium-duty version is most often utilized in the engine cradle and rear suspension auto assembly areas. It has also been successfully used in appliance assembly operations.
     Cartrac(R) HD -- This heavy-duty version of Cartrac(R) has exhibited flawless performance and reliability in all areas of auto body shop assembly operations.

     Cartrac(R) has been installed in facilities in the United States, Europe, Japan, Canada, Mexico, and Australia. Cartrac systems can also be combined with the Company's other automated products. A typical Cartrac system takes six to nine months to design, manufacture, and install.
     Cartrac(R) sales, as a percent of total sales, were 3.4%, 4.6%, and 14.9% for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999, respectively.

     Lo-Tow(R). Lo-Tow(R) is an in-floor towline conveyor. It is the platform of
     ------
the towline conveyor systems utilized in the automation of manufacturing, unit load handling, and large roll delivery systems. This simple, tough component design allows for a variety of configurations well suited for numerous applications. It provides reliable and efficient transportation for unit loads of all types in progressive assembly or distribution applications. Because SI Systems' Lo-Tow(R) tow chain used with the system operates at a depth of approximately three inches, systems can be installed in existing one-story and multi-story buildings as well as newly constructed facilities. SI Systems is the world's largest supplier of in-floor towline systems. A typical Lo-Tow(R) system requires approximately six months to engineer, manufacture, and install. Lo-Tow(R) sales as a percent of total sales were 22.3%, 37.3%, and 26.8% for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999, respectively.

     Automated  Guided Vehicle ("AGV")  Systems.  On April 13, 1999, the Company
     ------------------------------------------
acquired  all of the  outstanding  common  stock  of  Modular  Automation  Corp.
("MAC"). The acquired Automated Guided Vehicle ("AGV") products and personnel were integrated into the Company's existing Easton, Pennsylvania facility.
     The Company abandoned the MAC AGV product line in 1999, but the Company continues to supply parts, service, and rehab business of the AGV product line associated with AGV technology from its acquisition of BT Systems eight years earlier.
     In previous years, SI Systems has supplied Sideloading Forklift, Backloading Forklift, Unit Load, Platform, and Towing Automated Guided Vehicle Systems. Automated Guided Vehicle Systems sales, as a percent of total sales, were 0.0%, 0.5%, and 5.2% for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999, respectively.

SI-Egemin
---------
     On July 15, 1999, the Company and Egemin N.V. ("Egemin") of Schoten, Belgium formed a joint venture, SI-Egemin N.V. ("SI-Egemin"). SI-Egemin draws upon the automated materials handling systems experience of SI Systems and
Egemin to provide automated materials handling systems worldwide. Since inception, each member company contributed $494,000 in capital to fund the joint venture. The Company accounts for its investment in the joint venture on the equity basis.
     SI-Egemin's marketing focus is targeted at the worldwide horizontal transport arena, with the exception of certain territorial exclusions. The joint venture's access to each member company's horizontal transportation products (Lo-Tow(R), Cartrac(R), and AGV) provides greater capabilities to address customer needs.

Order Picking, Fulfillment, and Replenishment Systems
-----------------------------------------------------

Dispen-SI-matic(TM) and Automated Picking/Replenishment Solutions
-----------------------------------------------------------------
     Automation of the order selection process to pick customers' orders with accuracy, speed, and minimum human interface has been a challenge facing the materials handling industry for quite some time. Dispen-SI-matic(TM) offers an ideal solution for reducing inefficiencies, labor-intensive methods, and long-time deliveries where high volume of small orders must be picked and fulfilled.
     SI Systems offers a variety of Dispen-SI-matic(TM) models for automated order selection, where volume, speed, and efficiency are of the essence. The Pick-to-Belt, Totes Through, and Buckets Through are few solutions that provide ultra-high throughput for loose-pick individual items. Additionally, the Dispen-SI-matic(TM) allows a package to be dispensed directly into a tote, thus achieving accuracy of order picking and fulfillment every time.
     The "P4"(TM) automated, single unit order picking system, is an additional product offering. An advantage of P4(TM) is its ability to pick and convey products in a single file with consistent orientation to a downstream secondary process. The system can be configured for different package sizes.
     SI Systems provides automated picking and replenishment solutions that complement Dispen-SI-matic(TM), thus offering the Company's customers a comprehensive solution in order picking and fulfillment where volume of orders are processed with a high degree of accuracy. These highly sophisticated systems require customization tailored to each individual customer's requirements. SI Systems personnel are well known for their creativity, innovation, and understanding customers' needs in order to achieve the ultimate solution.
     A typical Dispen-SI-matic(TM) and automated picking and replenishment system requires approximately six to nine months to engineer, manufacture, and install.
     Dispen-SI-matic(TM) and the related order picking, fulfillment, and replenishment systems sales (including sales of Automated Pharmacy Systems to the SI/BAKER, INC. ("SI/BAKER") joint venture), as a percent of total sales, were 12.4%, 27.0%, and 33.6%, for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999, respectively.

     Automated  Pharmacy  Systems.  During March 1993, the Company and Automated
     ----------------------------
Prescription Systems, Inc. of Pineville, Louisiana formed a joint venture, SI/BAKER. On September 29, 1998, McKesson HBOC, Inc. [NYSE:MCK], a healthcare supply management company, announced the completion of its acquisition of Automated Prescription Systems, Inc. Automated Prescription Systems, Inc. was renamed McKesson Automated Prescription Systems, Inc. ("McKesson APS"). SI/BAKER draws upon the automated materials handling systems experience of SI Systems and the automated pill counting and dispensing products of McKesson APS to provide automated pharmacy systems.
     Prior to SI/BAKER's  formation,  SI Systems  installed  automated  pharmacy systems at five domestic sites and one international site. SI Systems' proprietary product, Dispen-SI-matic, coupled with its strong computer integration skills, provide its customers with state-of-the-art split case order filling systems which lower the cost of distributing products.
     McKesson APS, the leading manufacturer of automated tablet and capsule counting and dispensing machines since 1972, has systems in place in retail, hospital, and mail order pharmacies throughout the United States and Canada. McKesson APS also markets robotic, automated prescription filling systems primarily for use in high volume pharmacy operations. McKesson APS' products have lowered the costs of filling prescriptions and increased the time available to the pharmacist for customer counseling.
     SI/BAKER, was formed to address the rapidly evolving automation needs of managed care pharmacy operations which fill prescriptions by mail for the clients of health care provision plans. The demographics of the aging population in the United States and the emphasis on reduced health care costs, of which prescription costs are a major part, is the driving force behind the automation of mail order and central fill pharmacy operations. SI/BAKER focuses on providing technologically advanced, automated prescription filling systems to this growing market. Information pertaining to the SI/BAKER joint venture is included in Note 12 of Notes to Consolidated Financial Statements. See also Settlement of Litigation in Note 8 and Contingencies in Note 9 of Notes to Consolidated Financial Statements. See also Schedule A for SI/BAKER's Financial Statements and Independent Auditors' Report thereon.

Sortation
---------
     SI Systems' robotic Gantry Sorter allows companies with large volumes of mailings to take advantage of substantial postal savings by automating their small parcel and letter sorting capability. The Gantry Sorter has a PC-based control system, accommodates weighing and manifesting, can be expanded with additional sorting modules, and is flexible in design.
     A typical sortation system requires approximately six to nine months to engineer, manufacture, and install.
     Sortation sales, as a percent of total sales, were 0.5%, 1.7%, and 5.1% for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999, respectively.


Ermanco Products -- Conveyor Systems Segment
--------------------------------------------

Conveyor Systems
----------------
     Ermanco encompasses the conveyor systems segment of the business.

     The results of the Company for the year ended December 31, 2000 include the operations of Ermanco for the entire year; however, results for the ten months ended December 31, 1999 included the operating results of Ermanco from October 1, 1999 through December 31, 1999 only.
     Ermanco supplies materials handling systems and equipment to both national and international markets. They offer services that range from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distributions centers, utilizing the most sophisticated, custom-designed controls software.
     Ermanco's  expertise  encompasses  products  in  two  main  families:  line shaft-driven live roller conveyor known as XenoROL(R) and belt-driven live roller conveyor known as AccuROL(R). Within each of these drive concepts, there are conveyors, accessories, and options of varying capacities to satisfy a wide range of applications for transportation, accumulation, and sortation products. Ermanco also offers conveyor technology outside these two product lines, including belt and gravity conveyors, and special equipment. Since its introduction in 1980, Ermanco's XenoPRESSURE technology has provided a new degree of true non-contact zero-pressure accumulation to the materials handling industry. The introduction of IntelliROL(TM), a self-powered roller technology was introduced in 1999 and has become a very popular offering for unique applications. Ermanco sales as a percent of total sales were 53.9% for the year ended December 31, 2000, as compared to 18.6% for the ten months ended December 31, 1999.
                                Product Warranty
                                ----------------
     The Company's products are warranted against defects in materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs and potentital product liability claims based upon a percentage of cost of sales and warranty experience. Historically, charges applied against the product warranty reserve have not been material.

                               Sales and Marketing
                               -------------------
     Sales of SI Systems' products in the United States and Canada are made through SI Systems' internal sales personnel and external independent sales representatives, specializing in materials handling equipment. SI Systems' independent sales representatives, by agreement, may not sell competitive systems. The systems are sold on a fixed price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the customer until the system has been accepted. Customers include major manufacturers and distributors of a wide variety of products, as well as several agencies of the U.S. Government, which accounted for revenues of $8,157,000 in the aggregate for the year ended December 31, 2000, technology organizations, and national retail chains. A significant amount of business is derived from existing customers through the sale of additional systems to repetitive customers, additions to existing systems, plus parts and service. The Company is not substantially dependent upon any one customer.
     Ermanco sells its products primarily through a worldwide network of approximately 90 experienced materials handling equipment distributors and licensees. The distributors locate opportunities that they may fulfill themselves by purchasing products and/or services from Ermanco and take the order in their name, acting as the system integrator, or they may elect to have Ermanco assume the role of system integrator. In the latter case, Ermanco will negotiate the contract with the end user and assume total system responsibility, providing the distributor with a "finder's fee." Ninety percent of Ermanco's volume is orders processed by distributors, and ten percent of the volume is orders processed with the end user. Depending upon the distribution channel that is used, the typical number of competitors on any particular project varies. As the Ermanco product line and available services expand, the quality and size of the distributors that pursue opportunities on behalf of Ermanco is increasing, bringing better and larger opportunities to the Company's attention. Ermanco services and supports these distributors and licensees through its
Michigan-based corporate headquarters and five regional U.S. based sales offices. Licensees are located in Australia, India, Japan, and the Republic of South America, with global partners in Malaysia and Ireland. Ermanco's customers include several Fortune 500 corporations throughout the world. In 1998, Ermanco created the Ermanco Systems Division which supplies complete systems, utilizing the latest in controls technology and software to integrate Ermanco products with products of other manufacturers and to manage the system integration. Ermanco's products and services are sold on a fixed price basis. In the year ended December 31, 2000, one customer accounted for revenues of $10,979,000. Generally, contract terms are net 30 days for product sales, with progressive payments for system-type projects.

                                   Competition
                                   -----------
     The materials handling industry includes many products, devices, and systems competitive with those of the Company.
     SI Systems' Cartrac(R) system competes with various alternative materials handling technologies, including automated guided vehicle systems, automatic dispatch cart, electrified monorail and pallet skid systems, power and free conveyor systems, and belt and roller conveyor systems. Two principal competitors supply equipment similar to the Cartrac(R) system. However, the Company believes that the Cartrac(R) system's advantages, such as controlled acceleration and deceleration, high speed, individual carrier control, and right angle turning, are significant distinctive features providing competitive advantages.
     There are four principal competitors supplying equipment similar to the Lo-Tow(R) system who are well established in terms of sales and financial resources. Competition in the automatic dispatch cart field is primarily in the areas of price, experience, and product performance.
     The Dispen-SI-matic(TM) system competes primarily with manual picking methods, and it also competes with similar devices provided by four other system manufacturers, along with various alternative picking technologies, such as general purpose "broken case" automated order selection systems that have been sold for picking items of non-uniform configuration. The Company believes that the Dispen-SI-matic(TM) system provides greater speed and accuracy than manual methods of collection and reduces damage, pilferage, and labor costs.

     The 2000-2001 Conveyor Equipment Manufacturers Association yearbook includes 42 companies in the list of members in the Unit Handling Conveyors (Light to Medium) classification (SIC 353501). Twenty-eight members report statistics on a monthly basis in this category, with booked sales of $1.87 billion in 2000. Many companies are involved in more than this one category. Many of these companies pursue opportunities with a direct sales force. Ermanco embraces a philosophy of utilizing a distributor network of independently owned and operated companies (SIC 508410 Conveying and Conveying Equipment-Wholesale or SIC 508426 Material Handling-Wholesale). There are approximately 1,000 companies listed under SIC 508410; however, this includes those companies involved in bulk material handling and unit conveyor handling.
     In addition, new technology is constantly being developed in the materials handling field. As in the case of other technically oriented companies, there is a risk that the Company's business may be adversely affected by technological advances. However, the Company believes that its competitive advantages include its reputation in the materials handling field and proven capabilities in the markets in which it concentrates. Its disadvantages include its relatively small size as compared to certain of its larger competitors.

                                  Raw Materials
                                  -------------
     The Company has not been adversely affected by energy or raw materials shortages. Its plants use natural gas for heating and electricity to operate its machinery. The principal raw material purchased by the Company is steel, which the Company purchases from various suppliers.

                              Patents And Licenses
                              --------------------
     The Company seeks patents, trademarks and other intellectual property rights to protect and preserve its proprietary technology and its rights to capitalize on the results of research and development activities. The Company also relies on trade secrets, know-how, continuing technological innovations, and licensing opportunities to provide it with competitive advantages in its market and to accelerate new product introductions. Significant design features of the Cartrac(R), Lo-Tow(R), Sortation, and Dispen-SI-matic(TM) systems are covered by patents or patent applications in the United States.
     The Company holds approximately 40 patents, of which 22 have been issued in the United States, with lives that expire through May 2019, and the Company has 5 pending patent applications.
     The significant patents pertain mainly to the following areas: vehicles and carrier design, loading and unloading products, speed and precision control, track design and assembly, accumulation of vehicles, and simultaneous order requests processing equipment. Cartrac(R), Robolite(R), Robodrive(R), Lo-Tow(R), XenoROL(R), EWX100(R), and AccuROL(R) are registered trademarks of the Company. Roborail(TM), IntelliROL(TM), XcelSORT(TM), Command Systems Software(TM), Dispen-SI-matic(TM), "P4"(TM), NBS 30(TM), and NBS 90(TM), are trademarks of the Company.
     During the fiscal year ended March 3, 1991, the Company entered into a 10-year licensing agreement with Robotrac, Inc. (a subsidiary of Heico, Inc.) of Lisle, Illinois whereby SI Systems markets and manufactures Robotrac products, systems, and services along with the Company's complete line of materials handling solutions. Under the terms of the licensing agreement, the Company pays royalties to Robotrac, Inc. based on net sales of Cartrac(R) products and services. Prior to termination of the license agreement on November 1, 2000, SI Systems exercised its option to purchase the assets licensed and is no longer required to pay royalties to Robotrac on future sales of Cartrac(R) products and services. Royalty expense relating to the licensing agreement for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999 was $185,000, $146,000, and $286,000,
respectively.
     During the fiscal year ended February 25, 1990, the Company entered into a renewable five-year licensing agreement with Knapp to acquire the exclusive right to sell, engineer, manufacture, and install the Dispen-SI-matic(TM) product throughout North America. The licensing agreement, which is automatically renewable for additional one-year terms, extended through August 22, 1997; however, an amendment to the original licensing agreement was made effective April 29, 1997. The amendment, also with a term of five years and automatically renewable for additional one-year terms, retains many of the salient features of the original licensing agreement with the exception of a change from an exclusive right to a non-exclusive right and a reduction in royalties due Knapp for sales of the Dispen-SI-matic(TM) product by the Company. Under terms of the licensing agreement, the Company pays royalties to Knapp based on the number of dispensers per system with a minimum payment applicable to each system. Royalty expense relating to the Knapp licensing agreement for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999 was $47,000, $8,000, and $57,000, respectively.

     Ermanco currently has license agreements with four foreign companies. These agreements typically permit the licensee to manufacture conveyors using Ermanco's technology. Royalties are received based on sales volume. Royalty income received from the license agreements in the year ended December 31, 2000 was approximately $108,000.
     It is the Company's policy to require its professional and technical employees and consultants to execute confidentiality agreements at the time that they enter into employment or consulting relationships with the Company. These agreements provide that all confidential information developed by, or known to, the individual during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreement provides that all inventions conceived by the individual during his tenure at the Company will be the exclusive property of the Company.

                               Product Development
                               -------------------
     Product development costs, including patent expense and amortization, were $175,000, $301,000, and $478,000 for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999, respectively. Development programs in the year ended December 31, 2000 included enhancements to the Company's Order Picking, Fulfillment, and Replenishment product line, including two new emerging products developed by Ermanco, which were introduced in February 2001. The new products, Ermanco's NBS 30(TM) and NBS 90(TM), are narrow belt sorters that contain high-friction divert wheels that raise between the belts, enabling product to be diverted at a 30 or 90 degree angle. Development programs in the ten months ended December 31, 1999 included enhancements to the Lo-Tow(R) and Order Picking, Fulfillment, and Replenishment product lines. Development programs in the fiscal year ended February 28, 1999 included enhancements to the Company's product controls and features, and improvements to the Order Picking, Fulfillment, and Replenishment product line.
     The Company aggressively pursues continual research of new product requirements and opportunities, with a concentrated effort to improve existing technologies that improve customer efficiency. Over the years, the Company has developed new products and integration capabilities that have been financed through continuous customer projects.

                                    Employees
                                    ---------
     As of December 31, 2000, SI Systems employed 106 persons in the United States. Its staff included 2 executive employees, 78 office employees, including salespersons, draftspersons and engineers, and 26 production personnel. The production personnel are a collective bargaining group. The current union contract expires on May 4, 2003.
     As of December 31, 2000, Ermanco employed 182 persons in the United States. Included in that total are 3 executives, 81 office employees, and 98 manufacturing employees. All manufacturing employees are collective bargaining personnel. The current collective bargaining agreement expires on May 31, 2003.
     Paragon Technologies, Inc. employees 2 executives.
     The Company provides life insurance, major medical insurance, retirement programs, and paid vacation and sick leave benefits, and considers its relations with employees to be satisfactory.


Item 2.       Properties and Leases
-------       ---------------------

     SI Systems' principal office and its manufacturing facility are located in a 173,000 square foot concrete, brick, and steel facility in Easton, Pennsylvania. The Company holds the deed to its facilities and the 20-acre site on which they are located.
     Ermanco's principal office and manufacturing facility are located in a 113,000 square foot steel building in Spring Lake, Michigan. The building is leased from an organization that is affiliated with Ermanco and SI Systems through common officers. The leasing agreement requires fixed monthly rentals of $30,153 (with annual increases of 2.5%) plus a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require payment by Ermanco of all taxes, insurance, and other ownership-related costs of the property. This operating lease expires on September 30, 2004.

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


Item 3.       Legal Proceedings
-------       -----------------

     The Company is from time to time a party to litigation arising in the ordinary course of its business. The Company is not currently party to any material litigation.


Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.


Item 4A.      Executive Officers of the Registrant
--------      ------------------------------------

     The names, ages, and offices with the Company of its executive officers are as follows:


          Name         Age                      Office
          ----         ---                      ------
William R. Johnson     54     President and Chief Executive Officer, Director

Leon C. Kirschner      60     Corporate Vice President, President - Ermanco,
                                Director

Ronald J. Semanick     39     Vice President - Finance, Chief Financial Officer,
                                Treasurer and Secretary

William J. Casey       57     Executive Vice President of SI Systems

     Mr. Johnson was appointed President and a Director on March 29, 1999 and Chief Executive Officer of the Company on July 21, 1999. From 1977 to 1998, Mr. Johnson was employed by Rockwell Automation. He was Senior Vice President of their Reliance Electric Motor Group. From 1968 to 1977, Mr. Johnson was employed by Electric Machinery Manufacturing Company where he was an engineering manager.
     Mr. Kirschner joined the Company upon the acquisition of Ermanco Incorporated on September 30, 1999. He was appointed as Director and Corporate Vice President of Paragon Technologies, Inc. and President of Ermanco. Previously, he had served as President of Ermanco (1983 - 1999), and Senior Vice President of W & H Systems, Inc. (1968 - 1983).
     Mr.  Semanick  was  appointed  Vice  President - Finance,  Chief  Financial
Officer, and Treasurer of the Company on May 10, 2000, and was appointed Secretary of the Company by the Board of Directors on July 13, 1994. Previously, Mr. Semanick held the positions of Controller, Manager of Financial Accounting, Senior Financial Accountant, and Financial Accountant. Prior to joining the Company in 1985, Mr. Semanick was employed as a Certified Public Accountant by Arthur Andersen & Company of Philadelphia, Pennsylvania.
     Mr. Casey was appointed Executive Vice President of SI Systems on November 10, 1999, and previously held the position of Vice President - Production & Assembly Systems. He has served SI Systems in several capacities, including Vice President - Sales, Director - Field Sales, Estimating Supervisor, Manager of Lo-Tow(R) Systems, and Mid-Atlantic Regional Sales Manager. Mr. Casey joined SI Systems in February 1965.

     All executive officers hold office at the pleasure of the Board of Directors.

                                     PART II
                                     -------


Item 5.       Market For The Registrant's Common Stock And Related Security
-------       -------------------------------------------------------------
              Holder Matters
              --------------

     On March 9, 2000, the Company's common stock began trading on the American Stock Exchange (Amex) under the symbol "PTG." Prior to this date, the Company's common stock was traded on The Nasdaq Stock MarketSM under the symbol "SIHS." The high and low sales prices for the year ended December 31, 2000 and for the ten months ended December 31, 1999 are as follows:

                                                                               For the Ten
                                              For the Year Ended               Months Ended
                                               December 31, 2000             December 31, 1999
                                          --------------------------    --------------------------
                                             High           Low             High          Low
                                          ------------  ------------    ------------  ------------

First Quarter...........................    10 1/8         5              13 1/4         10
Second Quarter..........................     7 3/4         5 1/4          11 1/4          6 1/8
Third Quarter...........................     7 5/8         6 1/8           9 3/4          6 1/2
Fourth Quarter (one month for
  the period ended December
  31, 1999).............................     7 3/16        6 1/2          10              7 3/4

     The Company did not pay any cash dividends during the year ended December 31, 2000. The Company paid cash dividends of 10 cents per share during the ten months ended December 31, 1999. In accordance with the terms and conditions of the Company's line of credit and term loan with its principal bank, the Company is restricted from paying dividends in excess of 15% of net earnings.

     The number of beneficial holders of the Company's common stock at December 31, 2000 was approximately 1,349.

     The closing market price of the Company's common stock on February 28, 2001 was $8.00.


Item 6.       Selected Financial Data
-------       -----------------------
     (In thousands, except per share amounts)


                            For the            For the Ten               For the Fiscal
                              Year             Months Ended                Years Ended
                             Ended       ----------------------- ----------------------------------
                            12/31/00      12/31/99    12/31/98     2/28/99    3/01/98     3/02/97
                          ------------   ----------- ----------- ---------- ----------- -----------
Net sales..............     $64,306        41,108       31,603     39,573      47,631      24,000

Net earnings (loss)....       3,480        (2,780)         779      1,378       2,612       2,053
Basic earnings (loss)
   per share...........         .83          (.72)         .21        .37         .70         .56
Diluted earnings
   (loss) per share....         .82          (.73)         .21        .36         .70         .55
Total assets...........      45,917        45,406       23,941     23,580      22,219      16,547
Long-term liabilities..      13,744        15,670          233        228         216         167
Cash dividends per
   share...............           -           .10          .10        .10         .07         .07

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Liquidity And Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $7,925,000 at December 31, 2000 from $6,242,000 at December 31, 1999. The increase resulted from cash provided by operating activities totaling $5,071,000 and proceeds of $232,000 from the sale of excess, unused land and equipment. Partially offsetting the increase in cash and cash equivalents from these sources was the repayment of long-term debt of $2,728,000, purchases of capital equipment of $395,000, additional consideration paid of $231,000 in connection with the acquisition of Ermanco Incorporated, and an additional investment of $266,000 in the SI-Egemin joint venture. Funds provided by operating activities during the ten months ended December 31, 1999 were $8,369,000, while funds provided by operating activities during the fiscal year ended February 28, 1999 were $3,299,000.
     On April 13, 1999, the Company acquired all of the outstanding common stock of Modular Automation Corp. ("MAC") of Greene, New York for $1,957,000. The acquisition required a net cash outlay of $928,000. The purchase price of the acquisition was allocated to the assets acquired based on fair value with the remainder representing goodwill. The acquired Automated Guided Vehicle ("AGV") products and personnel were integrated into the SI Systems operation. However, as of December 31, 1999, the AGV product line associated with the MAC acquisition was abandoned. The write-off of certain long-lived assets, including goodwill, totaling $561,000 has been recognized in the Consolidated Statement of Operations for the ten months ended December 31, 1999 in accordance with the criteria set forth by SFAS No. 121.
     On September 30, 1999, the Company completed the acquisition of all of the outstanding common stock of Ermanco Incorporated ("Ermanco"). Ermanco, headquartered in Spring Lake, Michigan designs and installs complete conveying systems for a variety of manufacturing and warehousing applications. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, of which $1,551,000 is held in escrow ($801,000 was released in January 2000), $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999. The remaining escrow amount of $750,000, including any earnings thereon, shall be distributed to the selling shareholders eighteen months after the September 30, 1999 closing date of the acquisition (i.e. March 31, 2001). This amount is held in escrow in the event of any post-closing adjustments arising in connection with any indemnification claims the Company may have against the former shareholders of Ermanco; however, none are presently anticipated.
     In 2000, the Company paid additional costs of $45,000 in connection with the acquisition, and $186,000 to satisfy a purchase price adjustment contingency. There are no remaining contingent arrangements that may result in additional payments by the Company under the Stock Purchase Agreement. The acquisition required a net cash outlay of $2,264,000.
     On the Closing Date, the Company entered into employment agreements with four employees. Leon C. Kirschner and Steven Shulman, both principal stockholders of Ermanco, joined the Board of Directors of the Company.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a new three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment, plus an amount equal to $2,500,000. This amount will be reduced by $625,000 every six months during the first two years of the line of credit facility until such amount reaches zero, minus the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of December 31, 2000, the Company did not have any borrowings under the line of credit facility.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations  (Continued)
              ---------------------

     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its bank. During the first two years of the term loan, the Company will repay equal quarterly payments of $312,500 plus accrued interest. After the second anniversary of the September 30, 1999 Closing Date, the Company will make equal quarterly payments of $575,000 plus accrued interest. The interest rate on $7,000,000 of the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate plus three percent (9.76% as of December 31,
2000). The Company also entered into an interest rate swap agreement for fifty percent of the term loan to hedge the floating interest rate. The seven-year interest rate swap for $7,000,000 of the term loan was at a fixed rate of 9.38%. On July 27, 2000, the Company prepaid, without penalty, $1,150,000 of the term loan with the variable interest rate. The prepayment consisted of two quarterly payments of $575,000 pertaining to the final year of the term loan.
    To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, and maintenance of certain financial ratios. The Company was in compliance with all covenants as of December 31, 2000.
     The promissory notes issued to the fourteen stockholders of Ermanco totaled $3,000,000, have a term of seven years, and bear interest at an annual rate of ten percent in years one through three, twelve percent in years four and five, and fourteen percent in years six and seven. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash, or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under its line of credit facility and term loan. During the period April 1, 2000 through August 21, 2000, the Company was prohibited from making any cash payments of subordinated debt and interest due to covenants set forth in the Loan Agreement with the Company's principal bank. On July 1, 2000, the Company issued 9,991 shares of common stock to the fourteen stockholders for non-cash interest payments on the subordinated notes.
     On March 4, 1996, SI/BAKER established a line of credit facility (the "facility") with its principal bank (the "bank"). Under the terms of the $3,000,000 facility, SI/BAKER's parent companies, Paragon Technologies, Inc. and McKesson Automated Prescription Systems, Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the facility. As of December 31, 2000, SI/BAKER did not have any borrowings under the facility, and the facility expires effective August 31, 2001.
     On June 7, 1999, the Board of Directors of the Company authorized management to purchase up to 10,000 shares of the Company's common stock through open market transactions or negotiated transactions at prices not to exceed prevailing market prices. During the second quarter ended August 29, 1999, the Company expended $105,000 on purchases of 10,000 shares of common stock through open market transactions.
     On October 14, 1998, the Board of Directors of the Company authorized management to purchase up to $400,000 of the Company's common stock through open market transactions or negotiated transactions at prices not to exceed prevailing market prices. During the fiscal year ended February 28, 1999, the Company expended $399,000 on purchases of common stock through open market transactions.
     The Company anticipates that its financial resources, consisting of borrowings under its credit facility, cash generated from operations, and term debt will be adequate to satisfy its future cash requirements through the next fiscal year. Due to the unpredictability of future contract sales, the dependence upon a limited number of large contracts with certain customers, sales volume, as well as cash liquidity, may experience fluctuations. For these reasons, cash liquidity beyond a twelve-month period is difficult for the Company to forecast with reasonable accuracy.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations  (Continued)
              ---------------------

     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the restrictive covenants associated with the financing obtained from the Company's principal bank, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. The Company did not have any material capital commitments as of December 31, 2000.

Results of Operations - For The Year Ended December 31, 2000 Compared To The
----------------------------------------------------------------------------
Ten Months Ended December 31, 1999
----------------------------------
     On September 30, 1999, the Board of Directors of the Company approved an amendment to Article 1, Section 1.03 of the Bylaws to change the fiscal year end from the Sunday nearest to the last day of February to December 31. The year ended December 31, 2000 consisted of twelve months. For the year ended December 31, 1999, the fiscal year consisted of ten months. Prior to the change in the Bylaws, the fiscal year ended February 28, 1999 consisted of 52 weeks.
     On September 30, 1999, the Company concluded the acquisition of all of the outstanding common stock of Ermanco Incorporated. Ermanco operates as a wholly-owned subsidiary of Paragon Technologies, Inc., and the results for the ten months ended December 31, 1999 include the operations of Ermanco from October 1, 1999 through December 31, 1999. See Note 13 of Notes to Consolidated Financial Statements for further information.
     The Company's net earnings for the year ended December 31, 2000 was $3,480,000 compared to a net loss of $2,780,000 for the ten months ended December 31, 1999. Contributing to the net earnings for the year ended December 31, 2000 was the inclusion of Ermanco operations for the entire twelve months, compared to the inclusion of the Ermanco operations for only three months during the ten months ended December 31, 1999. Contributing to the net loss for the ten months ended December 31, 1999 were cost overruns of $3,000,000 associated with four contracts, severance charges of $323,000, and the write-off of $561,000 of certain long-lived assets.
     Net sales of $64,306,000 for the year ended December 31, 2000 increased 56.4% compared to net sales of $41,108,000 for the ten months ended December 31, 1999. The sales increase of $23,198,000 is comprised of an increase in Ermanco's contribution to product sales approximating $26,993,000, offset by a decrease in SI Systems' sales of approximately $3,795,000 for the year, principally in the Order Picking, Fulfillment, and Replenishment product line, when compared to the ten months ended December 31, 1999. Since Ermanco was purchased on September 30, 1999, Ermanco sales recorded in the ten months ended December 31, 1999 consisted of sales from October 1, 1999 through December 31, 1999 only. SI Systems' business is dependent upon a limited number of large contracts with certain customers. This dependence can cause unexpected fluctuations in sales volume. Along with sales recognized on the percentage of completion accounting method, the monthly rate of new orders can also vary substantially, causing fluctuations in the current backlog of orders and future revenue recognition. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors, such as the current economy, current interest rates, and future expectations.
     Although SI Systems sales declined in the year ended December 31, 2000 as compared to the ten months ended December 31, 1999, gross profit on sales for the year ended December 31, 2000 has increased compared to the ten months ended December 31, 1999.
     Gross profit as a percentage of sales was 28.1% for the year ended December 31, 2000 compared to 10.0% for the ten months ended December 31, 1999. The increase in the gross profit percentage for the year ended December 31, 2000 was primarily attributable to effective business controls relative to pricing practices and favorable performance on several contracts, principally for SI Systems' higher margin proprietary products, initiated in the prior fiscal year that were completed or nearing completion during the year ended December 31, 2000. Offsetting the impact of the favorable performance on several contracts was the recognition of an additional loss in the second quarter of fiscal 2000 on a major contract, which experienced additional cost overruns. Gross profit on sales for the ten months ended December 31, 1999 was unfavorably impacted by significant cost overruns on four projects, competitive pricing pressures, as well as to first time inefficiencies associated with the

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Results of Operations - For The Year Ended December 31, 2000 Compared To The Ten
--------------------------------------------------------------------------------
Months  Ended  December  31, 1999  (Continued)
--------------------------------
development of enhanced Order Picking, Fulfillment, and Replenishment products related to these projects. The cost overruns associated with these contracts resulted in approximately $8,700,000 in sales with $11,700,000 in related cost of sales during the ten months ended December 31, 1999. As of December 31, 1999, SI Systems had accrued the estimated costs to completion for the four projects incurring cost overruns. Estimates relative to loss contracts, which the Company experienced to an unusual extent in the period ended December 31, 1999, were inherently more difficult to make than those in which the contracts proceed according to original expectations. During 2000, SI Systems had $1,491,000 of revenue associated with these contracts, with an additional loss of $743,000. By December 31, 2000, the Company had obtained customer acceptance for 96% of these contracts which are now in their warranty periods, which periods continue through various dates, concluding in the second quarter of 2002. The Company believes that its warranty accruals and previously established remaining contract accruals for these projects will be adequate to meet any related remaining obligation of the Company.
     Selling, general and administrative expenses of $10,901,000 were higher by $4,095,000 in the year ended December 31, 2000 than in the ten months ended December 31, 1999. The increase of $4,095,000 is comprised of additional cost of operations totaling approximately $3,450,000 related to Ermanco, and an increase in SI Systems' selling, general and administrative expenses of approximately $645,000 for the year when compared to the ten months ended December 31, 1999. Since Ermanco Incorporated was purchased on September 30, 1999, there were selling, general and administrative expenses associated with the Ermanco operation only for October through December 1999 included in the ten months ended December 31, 1999.
     Product development costs of $175,000 were lower by $126,000 for the year ended December 31, 2000 than in the ten months ended December 31, 1999. Development programs in the year ended December 31, 2000 included enhancements to the Company's Order Picking, Fulfillment, and Replenishment product line, including two new emerging products developed by Ermanco, which were introduced in February 2001. The new products, Ermanco's NBS 30(TM) and NBS 90(TM), are narrow belt sorters that contain high-friction divert wheels that raise between the belts, enabling product to be diverted at a 30 or 90 degree angle.
Development programs in the ten months ended December 31, 1999 included enhancements to the Lo-Tow(R) and Order Picking, Fulfillment, and Replenishment product lines with efforts directed towards unit picking techniques and automated replenishment.
     Amortization of goodwill represented costs associated with the acquisition of Ermanco, totaling approximately $469,000 for the year ended December 31, 2000, as compared to $116,000 for the ten months ended December 31, 1999, which included only three months of amortization due to the timing of the acquisition in 1999. During the ten months ended December 31, 1999, the Company also incurred goodwill amortization expense of $93,000 associated with the acquisition of the Modular Automation Corp.
     Goodwill and other asset impairment of $561,000 for the ten months ended December 31, 1999 represented the write-off of certain long-lived assets, primarily goodwill, associated with the elimination of the Automated Guided Vehicle product line related to the acquisition of Modular Automation Corp.
     Employee severance and termination benefits of $337,000 represented a restructuring initiative whereby approximately sixteen engineering and administrative employees were separated from the Company in the year ended December 31, 2000, as compared to employee severance and termination benefits of $323,000 whereby approximately ten executive, engineering, and administrative employees were separated from the Company in the ten months ended December 31, 1999. No material liability remains for these benefits as of December 31, 2000.
     Interest expense of $1,633,000 was higher by $1,189,000 in the year ended December 31, 2000 than in the ten months ended December 31, 1999. The increase in interest expense was primarily attributable to the term debt and subordinated notes issued in connection with the Ermanco acquisition which was completed on September 30, 1999.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Results of Operations - For The Year Ended December 31, 2000 Compared To The Ten
--------------------------------------------------------------------------------
Months Ended December 31, 1999 (Continued)
------------------------------
     Interest income of $397,000 was higher by $267,000 in the year ended December 31, 2000 compared to the ten months ended December 31, 1999. The increase in interest income was attributable to the higher level of funds available for short-term investments.
     Equity in income of joint ventures represents the Company's proportionate share of its investments in the SI-Egemin and SI/BAKER joint ventures that are being accounted for under the equity method. The net favorable variance of $205,000 for the year ended December 31, 2000 in the equity in income of joint ventures was comprised of a favorable variance of $316,000 attributable to the SI/BAKER joint venture and an unfavorable variance of $111,000 attributable to the SI-Egemin joint venture. The favorable variance of $316,000 for the year ended December 31, 2000 in the equity in income of SI/BAKER joint venture was attributable principally to increased sales of approximately $3,644,000 and an increase in the gross profit percentage of 2%. The increase in sales for the year ended December 31, 2000 compared to the ten months ended December 31, 1999 was primarily due to expanded product offerings released to market in late 1999. The unfavorable variance of $111,000 for the year ended December 31, 2000 in the equity in income of the SI-Egemin joint venture was attributable to additional start-up costs. The SI-Egemin joint venture was initiated in July 1999.
     The favorable variance of $354,000 in other income, net, for the year ended December 31, 2000 as compared to the ten months ended December 31, 1999 was primarily attributable to an increase of revenue-based royalty income from the Company's SI/BAKER joint venture and license agreements related to international conveyor system sales.
     The Company recognized income tax expense of $2,233,000 during the year ended December 31, 2000 compared to the income tax benefit of $1,394,000 during the ten months ended December 31, 1999. Income tax expense for the year ended December 31, 2000 was generally recorded at statutory federal and state tax rates. The income tax benefit recognized for the ten months ended December 31, 1999 represented the carryback of losses experienced during the ten months ended December 31, 1999 against prior year income. The income tax benefit recognized for the ten months ended December 31, 1999 was negatively impacted by the write-off of goodwill of Modular Automation Corp., which was not deductible.
     The total backlog of orders at December 31, 2000 was approximately $22,913,000. During the year ended December 31, 2000, the Company received orders totaling approximately $63,534,000.

Results of  Operations - For The Ten Months Ended  December 31, 1999 Compared to
--------------------------------------------------------------------------------
the Fiscal Year Ended  February 28, 1999
----------------------------------------
     The Company's net loss for the ten months ended December 31, 1999 was $2,780,000 compared to net earnings of $1,378,000 for the fiscal year ended February 28, 1999. Contributing to the net loss for the ten months ended
December 31, 1999 were cost overruns associated with four contracts of $3,000,000, severance charges of $323,000, and the write-off of certain long-lived assets of $561,000.
     Net sales of $41,108,000 for the ten months ended December 31, 1999 increased 3.9% compared to net sales of $39,573,000 for the fiscal year ended February 28, 1999. The sales increase of $1,535,000 was comprised of Ermanco's contribution to product sales approximating $7,664,000, offset by a decrease in SI Systems' sales of approximately $6,129,000 for the shortened fiscal year, when compared to the fiscal year ended February 28, 1999. Since Ermanco was purchased on September 30, 1999, there were no Ermanco sales recorded in the twelve months ended February 28, 1999. Therefore, Ermanco sales from October 1, 1999 through December 31, 1999 represented an increase when compared to the prior fiscal year. Although SI Systems' total sales declined $6,129,000 during the ten months ended December 31, 1999, SI Systems' Lo-Tow(R) sales of approximately $15,350,000 rose approximately $4,750,000 when compared to the fiscal year ended February 28, 1999 due primarily to progress made on contracts with a government agency. Offsetting the impact of Ermanco and the increase in SI Systems' Lo-Tow(R) sales during the ten months ended December 31, 1999 was a decrease in sales of approximately $10,875,000 across SI Systems' other product lines, with the majority of the decrease

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Results of  Operations - For The Ten Months Ended  December 31, 1999 Compared to
--------------------------------------------------------------------------------
the Fiscal Year Ended  February  28, 1999  (Continued)
-----------------------------------------
relating to sales of the Cartrac(R), Sortation, Order Picking, Fulfillment, and Replenishment, and Automated Guided Vehicle (AGV) product lines. SI Systems' business is dependent upon a limited number of large contracts with certain customers. This dependence can cause unexpected fluctuations in sales volume. Along with sales recognized on the percentage of completion accounting method, the monthly rate of new orders can also vary substantially, causing fluctuations in the current backlog of orders and future revenue recognition. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors, such as the current economy, current interest rates, and future expectations.
     Gross profit as a percentage of sales was 10.0% for the ten months ended December 31, 1999 compared to 22.0% for the fiscal year ended February 28, 1999. The decrease in the gross profit percentage for the ten months ended December 31, 1999 was primarily attributable to significant cost overruns on four projects, competitive pricing pressures, as well as to first time inefficiencies associated with the development of enhanced Order Picking, Fulfillment, and Replenishment products related to these projects. The cost overruns associated with these contracts resulted in approximately $8,700,000 in sales with $11,700,000 in related cost of sales during the ten months ended December 31, 1999. SI Systems had accrued the estimated costs to completion for the four projects incurring cost overruns. Estimates relative to loss contracts, which the Company experienced to an unusual extent in the period ended December 31, 1999, were inherently more difficult to make than those in which the contracts proceed according to original expectations. Uncertainty exists with respect to the resources required to accomplish the contractual scope of work dealing with the final integration of state-of-the-art automated materials handling systems. Consequently, while the Company believes the full effect of both projected and presently incurred cost overruns had been accrued as of December 31, 1999, current estimates may need to be revised as additional information becomes available. However, in the process of completing these contracts, SI Systems has developed additional proprietary products and services to sell in various marketplaces. Also contributing to the higher gross profit percentage in the fiscal year ended February 28, 1999 was the favorable performance on several contracts, principally for SI Systems' higher margin proprietary products, initiated in the prior year, that were completed during the fiscal year ended February 28, 1999.
     Selling, general and administrative expenses of $6,806,000 were higher by $453,000 in the ten months ended December 31, 1999 than in the fiscal year ended February 28, 1999. The increase of $453,000 was comprised of additional cost of operations totaling approximately $1,300,000 related to Ermanco, offset by a decrease in selling, general and administrative expenses of approximately $847,000 for the shortened fiscal period when compared to the fiscal year ended February 28, 1999. Partially offsetting the decrease in selling, general and administrative expenses was approximately $325,000 in costs associated with the appointment of a new President and CEO and the addition of corporate purchasing resources aimed at establishing global procurement capabilities which develop supplier relationships that provide a competitive advantage. Since Ermanco was purchased on September 30, 1999, there were no selling, general and administrative expenses associated with the Ermanco operation for the twelve months ended February 28, 1999. The $1,300,000 of expenses related to Ermanco was associated with the addition of usual and customary expenses pertaining to Ermanco's selling, general and administrative expenses, such as salaries, fringe benefits, and marketing and product promotion.
     Product development costs of $301,000 were lower by $177,000 for the ten months ended December 31, 1999 than in the fiscal year ended February 28, 1999. Development programs in the ten months ended December 31, 1999 included enhancements to the Lo-Tow(R) and Order Picking, Fulfillment, and Replenishment product lines with efforts directed towards unit picking techniques and automated replenishment. Development programs in the fiscal year ended February 28, 1999 included enhancements to SI Systems' product controls and features, and improvements to the Order Picking, Fulfillment, and Replenishment product line.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Results of  Operations - For The Ten Months Ended  December 31, 1999 Compared to
--------------------------------------------------------------------------------
the  Fiscal  Year Ended  February  28,  1999  (Continued)
--------------------------------------------
     Amortization of goodwill represented costs associated with the acquisition of Modular Automation Corp. and Ermanco Incorporated. Goodwill amortization expense associated with the acquisitions of Modular Automation Corp. and Ermanco Incorporated totaled approximately $93,000 and $116,000, respectively for the ten months ended December 31, 1999.
     Goodwill and other asset impairment of $561,000 for the ten months ended December 31, 1999 represented the write-off of certain long-lived assets, primarily goodwill, associated with the elimination of the Automated Guided Vehicle product line related to the acquisition of Modular Automation Corp.
     Employee severance and termination benefits of $323,000 represented a restructuring initiative whereby approximately ten executive, engineering, and administrative employees were separated from the Company.
     Interest expense of $444,000 was higher by $424,000 in the ten months ended December 31, 1999 than in the fiscal year ended February 28, 1999. The increase in interest expense was primarily attributable to the term debt and subordinated notes issued in connection with the Ermanco acquisition which was completed on September 30, 1999.
     Interest income of $130,000 was lower by $36,000 in the ten months ended December 31, 1999 compared to the fiscal year ended February 28, 1999. The decrease in interest income was attributable to the lower level of funds available for short-term investments.
     Equity in income of joint ventures represents the Company's proportionate share of its investments in the SI-Egemin and SI/BAKER joint ventures that are being accounted for under the equity method. The net favorable variance of $116,000 for the ten months ended December 31, 1999 in the equity in income of joint ventures was comprised of a favorable variance of $201,000 attributable to the SI/BAKER joint venture and an unfavorable variance of $85,000 attributable to the SI-Egemin joint venture. The favorable variance of $201,000 for the ten months ended December 31, 1999 in the equity in income of SI/BAKER joint venture was attributable to its increased sales of approximately $10,495,000, as compared to the comparable prior fiscal year of approximately $8,056,000, plus a reduction of $199,000 in product development expenses, and an increase of $136,000 in interest income, net. The majority of the increase in sales for the ten months ended December 31, 1999 compared to the twelve months ended February 28, 1999 was due to a significant amount of progress made on a contract for an automated pharmacy system. This particular contract was awarded to SI/BAKER during the ten months ended December 31, 1999 and accounted for approximately $3,300,000 of sales during the ten-month period ended December 31, 1999. Partially offsetting the favorable variance were SI/BAKER's increases of
(1) $98,000 in revenue-based royalty costs due to the parent companies, and (2) $64,000 in selling, general and administrative expenses.
     The unfavorable variance of $85,000 for the ten months ended December 31, 1999 in the equity in income of the SI-Egemin joint venture was attributable to start-up costs. The SI-Egemin joint venture was initiated in July 1999.
     The unfavorable variance of $107,000 in other income, net, was primarily attributable to an increase of approximately $115,000 in miscellaneous taxes and license fees. Partially offsetting the unfavorable variance was an increase of approximately $50,000 in revenue-based royalty income related to the SI/BAKER joint venture.
     The Company recognized an income tax benefit of $1,394,000 during the ten months ended December 31, 1999 compared to the incurrence of income tax expense of $856,000 during the fiscal year ended February 28, 1999. The income tax benefit recognized for the ten months ended December 31, 1999 represented the carryback of current fiscal year losses against prior year income. Income tax expense for the fiscal year ended February 28, 1999 was generally recorded at statutory federal and state tax rates. The income tax benefit recognized for the ten months ended December 31, 1999 was negatively impacted by the write-off of goodwill of Modular Automation Corp. which is not deductible.
     The total backlog at December 31, 1999 was approximately $23,685,000. During the ten months ended December 31, 1999, the Company received orders totaling approximately $38,996,000.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Cautionary Statement
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission rules, regulations, and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Among other things, they regard the Company's acquisition activities, earnings, liquidity, financial condition, and certain operational matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will," "will likely," "are expected to," "will continue," "should," "project," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such "forward-looking statements" as a result of the factors set forth in Exhibit 99.


Item 7a.      Quantitative and Qualitative Disclosures about Market Risk
--------      ----------------------------------------------------------

     The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments, and since September 30, 1999, an interest rate swap agreement. Generally, the Company seeks to match the terms of its debt with its purpose. The Company uses a variable rate line of credit facility to provide working capital for operations. In the ten months ended December 31, 1999, the Company entered into an interest rate swap agreement for 50% of its new term loan from its principal bank to effectively convert half of the term loan from a variable rate note to a fixed rate note. A standard interest rate swap agreement involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. The counterpart to the swap agreement is the Company's principal bank.
     The Company does not believe that its exposures to interest rate risk or foreign currency exchange risk, risks from commodity prices, equity prices and other market changes that affect market risk sensitive instruments, including the interest rate swap agreement, are material to its results of operations.

Item 8.       Consolidated Financial Statements and Supplementary Data
-------       --------------------------------------------------------



                                    I N D E X


o    Independent Auditors' Report.


o    Consolidated Financial Statements:
        Consolidated Balance Sheets, December 31, 2000 and December 31, 1999.

        Consolidated Statements of Operations for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999.

        Consolidated Statements of Stockholders' Equity for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999.

        Consolidated Statements of Cash Flows for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999.

        Notes to Consolidated Financial Statements.


o Financial Statement Schedule for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999:

                     II - Valuation and qualifying accounts


o All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Stockholders
Paragon Technologies, Inc.

We have audited the consolidated financial statements of Paragon Technologies, Inc. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Technologies, Inc. and subsidiary as of December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the year ended February 28, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/ KPMG LLP


                                            KPMG LLP

Allentown, PA
February 28, 2001

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2000 and December 31, 1999
     (In Thousands, Except Share Data)

                                                            December 31,           December 31,
                                                               2000                    1999
                                                        -------------------     ------------------
Assets
------

Current assets:
   Cash and cash equivalents, principally time
     deposits.........................................        $  7,925                 6,242
                                                                ------                ------

   Receivables:
     Trade (net of allowance for doubtful accounts of
       $54 as of December 31, 2000 and $54 as of
       December 31, 1999..............................           7,040                 6,824
     Notes and other receivables......................             301                   952
                                                                ------                ------
       Total receivables..............................           7,341                 7,776
                                                                ------                ------

Costs and estimated earnings in excess of billings....           1,665                 1,864
                                                                ------                ------

Inventories:
   Raw materials......................................           2,198                 1,819
   Work-in-process....................................             340                   343
   Finished goods.....................................             508                 1,243
                                                                ------                ------
     Total inventories................................           3,046                 3,405
                                                                ------                ------

Deferred income tax benefits..........................           2,326                 1,684
Prepaid expenses and other current assets.............             547                   715
                                                                ------                ------

     Total current assets.............................          22,850                21,686
                                                                ------                ------

Property, plant and equipment, at cost:
   Land...............................................              27                   327
   Buildings and improvements.........................           3,746                 3,717
   Machinery and equipment............................           6,341                 6,078
                                                                ------                ------
                                                                10,114                10,122
   Less:  accumulated depreciation....................           7,334                 6,788
                                                                ------                ------
     Net property, plant and equipment................           2,780                 3,334
                                                                ------                ------

Deferred income tax benefits..........................               -                   260
Investments in joint ventures.........................           2,000                 1,399
Excess of cost over fair value of net assets
   acquired, less amortization of $585 as of
   December 31, 2000 and $116 as of
   December 31, 1999..................................          18,125                18,524
Other assets, at cost less accumulated
   amortization of $210 as of December 31,
   2000 and $121 as of December 31, 1999..............             162                   203
                                                                ------                ------

     Total assets.....................................        $ 45,917                45,406
                                                                ======                ======

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2000 and December 31, 1999
     (In Thousands, Except Share Data)

                                                            December 31,           December 31,
                                                               2000                    1999
                                                        -------------------     ------------------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt................     $  1,521                 1,578
   Accounts payable......................................        4,412                 5,169
   Customers' deposits and billings in excess of costs
     and estimated earnings for completed and
     uncompleted contracts...............................        4,446                 5,154
   Accrued salaries, wages, and commissions..............        2,130                 1,356
   Income taxes payable..................................          369                    49
   Accrued royalties payable.............................          253                   284
   Accrued product warranties............................          857                   903
   Accrued pension and retirement
     savings plan liabilities............................          688                   463
   Accrued other liabilities.............................          517                 1,355
                                                                ------                ------
       Total current liabilities.........................       15,193                16,311
                                                                ------                ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Term loan...........................................        9,775                12,438
     Subordinated notes payable..........................        3,000                 3,000
     Other...............................................            5                    13
                                                                ------                ------
       Total long-term debt..............................       12,780                15,451
     Deferred income taxes payable.......................          823                     -
     Deferred compensation...............................          141                   219
                                                                ------                ------
       Total long-term liabilities.......................       13,744                15,670
                                                                ------                ------

Stockholders' equity:
   Common  stock,  $1  par  value;  authorized
     20,000,000 shares; issued and  outstanding
     4,194,869 shares as of December 31, 2000
     and 4,184,878 shares as of December 31,
     1999................................................        4,195                 4,185
   Additional paid-in capital............................        6,882                 6,817
   Retained earnings.....................................        5,903                 2,423
                                                                ------                ------
       Total stockholders' equity........................       16,980                13,425
                                                                ------                ------

       Total liabilities and stockholders' equity........     $ 45,917                45,406
                                                                ======                ======

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Operations
For the Year Ended December 31, 2000, for the Ten Months Ended December 31,
  1999, and for the Fiscal Year Ended February 28, 1999
    (In  Thousands, Except Share and Per Share Data)

                                                December 31,       December 31,       February 28,
                                                   2000               1999               1999
                                              ----------------   ----------------   ----------------

Net sales.................................        $ 64,306             41,108             39,573
Cost of sales.............................          46,248             36,982             30,859
                                                    ------             ------             ------
   Gross profit on sales..................          18,058              4,126              8,714
                                                    ------             ------             ------

Selling, general and administrative expenses        10,901              6,806              6,353
Product development costs.................             175                301                478
Amortization of goodwill..................             469                209                  -
Goodwill and other asset
   impairment.............................               -                561                  -
Employee severance and termination benefits            337                323                  -
Interest expense..........................           1,633                444                 20
Interest income...........................            (397)              (130)              (166)
Equity in income of joint ventures........            (335)              (130)               (14)
Other income, net.........................            (438)               (84)              (191)
                                                    ------             ------             ------
                                                    12,345              8,300              6,480
                                                    ------             ------             ------

Earnings (loss) before income
   taxes..................................           5,713             (4,174)             2,234
Income tax expense (benefit)..............           2,233             (1,394)               856
                                                    ------             ------             ------
   Net earnings (loss)....................        $  3,480             (2,780)             1,378
                                                    ======             ======             ======

Basic earnings (loss) per share...........        $    .83               (.72)               .37
                                                    ======             ======             ======

Diluted earnings (loss) per share.........        $    .82               (.73)               .36
                                                    ======             ======             ======

Weighted average shares
   outstanding............................       4,189,874          3,835,718          3,718,887
Dilutive effect of stock options..........           1,885                  -             27,173
Dilutive effect of phantom stock
   units..................................          15,885             16,493             11,270
                                                 ---------          ---------          ---------
Weighted average shares
   outstanding assuming dilution..........       4,207,644          3,852,211          3,757,330
                                                 =========          =========          =========

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Stockholders' Equity
For the Year Ended December 31, 2000, for the Ten Months Ended December 31,
  1999, and for the Fiscal Year Ended February 28, 1999
    (In  Thousands, Except Share and Per Share Data)


                                                        Additional                    Total
                                           Common        Paid-In      Retained    Stockholders'
                                            Stock        Capital      Earnings       Equity
                                        ------------- ------------- ------------- -------------

Balance at March 1, 1998...............    $ 3,712        2,645         5,109        11,466

Net earnings...........................          -            -         1,378         1,378
Dividends declared-- $.10 per share
   cash dividend.......................          -            -          (372)         (372)
Acquisition and retirement of 40,928
   common shares.......................        (41)         (30)         (440)         (511)
Sale of 34,150 common shares in
   connection with employee incentive
   stock option plan...................         34          152             -           186
                                             -----        -----         -----        ------
Balance at February 28, 1999...........      3,705        2,767         5,675        12,147

Net loss...............................          -            -        (2,780)       (2,780)
Dividends declared-- $.10 per
   share cash dividend.................          -            -          (371)         (371)
Acquisition and retirement of 11,493
   common shares.......................        (11)          (9)         (101)         (121)
Sale of 10,039 common
   shares in connection with employee
   incentive stock
   option plan.........................         10           40             -            50
Shares issued in connection
   with Ermanco acquisition............        481        4,019             -         4,500
                                             -----        -----         -----        ------
Balance at December 31, 1999...........      4,185        6,817         2,423        13,425

Net earnings...........................          -            -         3,480         3,480
Issuance of 9,991 common
   shares as non-cash interest
   payment on subordinated
   notes...............................         10           65             -            75
                                             -----        -----         -----        ------
Balance at December 31, 2000...........    $ 4,195        6,882         5,903        16,980
                                             =====        =====         =====        ======

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Cash Flows
For the Year Ended December 31, 2000, for the Ten Months Ended December 31,
  1999, and for the Fiscal Year Ended February 28, 1999
    (In  Thousands, Except Share and Per Share Data)

                                                   December 31,      December 31,      February 28,
                                                       2000              1999              1999
                                                 ----------------  ----------------  ----------------

Cash flows from operating activities:
  Net earnings (loss)..........................      $ 3,480           (2,780)            1,378
  Adjustments to reconcile net
     earnings (loss) to net cash provided
     by operating activities:
        Depreciation of plant and
          equipment............................          648              369               361
        Amortization of intangibles............          558              252                12
        Gain on disposition of equipment.......           (2)              (3)              (12)
        Equity in income of joint ventures.....         (335)            (130)              (14)
        Write-off of intangible assets.........            -              561                 -
        Issuance of 9,991 common shares
          as non-cash interest payment on
          subordinated notes...................           75                -                 -
        Change in operating assets and
          liabilities, net of effects of the
          acquisition of Modular Automation
          Corp. and Ermanco Incorporated:
             Receivables.......................          435            4,752             1,227
             Costs and estimated earnings
               in excess of billings...........          199            7,070              (935)
             Inventories.......................          359              366              (117)
             Deferred income tax benefits,
               net.............................          441           (1,058)             (165)
             Prepaid expenses and other
               current assets..................          168              211               (37)
             Other noncurrent assets...........          (48)              94               (88)
             Accounts payable..................         (757)          (1,647)               35
             Customers' deposits and
               billings in excess of costs
               and estimated earnings
               for completed and
               uncompleted contracts...........         (708)             478             1,955
             Accrued salaries, wages,
               and commissions.................          774              336              (734)
             Income taxes payable..............          320             (874)               30
             Accrued royalties payable.........          (31)             (73)              (75)
             Accrued pension and
               retirement savings plan
               liabilities ....................          225             (119)                3
             Accrued product warranties........          (46)             367               411
             Accrued other liabilities.........         (606)             444                42
             Deferred compensation.............          (78)            (247)               22
                                                       -----            -----             -----
  Net cash provided by operating
     activities................................        5,071            8,369             3,299
                                                       -----            -----             -----

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Cash Flows (Continued)
For the Year Ended December 31, 2000, for the Ten Months Ended December 31,
  1999, and for the Fiscal Year Ended February 28, 1999
    (In  Thousands, Except Share and Per Share Data)

                                                   December 31,      December 31,      February 28,
                                                       2000              1999              1999
                                                 ----------------  ----------------  ----------------


Cash flows from investing activities:
  Investment in joint venture..................         (266)            (228)                -
  Acquisition of Modular Automation
     Corp., net of cash acquired...............            -             (928)                -
  Acquisition of Ermanco Incorporated,
     net of cash acquired......................            -           (2,033)                -
  Additional consideration paid in
     connection with Ermanco
     acquisition...............................         (231)               -                 -
  Proceeds from the disposition of
     land and equipment........................          232                3                12
  Additions to property, plant and
     equipment.................................         (395)            (298)             (528)
                                                       -----            -----             -----
  Net cash used by investing activities........         (660)          (3,484)             (516)
                                                       -----            -----             -----

Cash flows from financing activities:
  Sale of common shares in connection
     with employee incentive stock
     option plan...............................            -               34                74
  Repayment of long-term debt..................       (2,728)             (30)               (9)
  Dividends paid on common stock...............            -             (371)             (372)
  Repurchase and retirement of
     common stock                                          -             (105)             (399)
  Repayment of revolving credit loan
     payable to bank...........................            -                -            (1,000)
                                                       -----            -----             -----
  Net cash used by financing activities........       (2,728)            (472)           (1,706)
                                                       -----            -----             -----

  Increase in cash and cash equivalents........        1,683            4,413             1,077
  Cash and cash equivalents,
     beginning of period.......................        6,242            1,829               752
                                                       -----            -----             -----
  Cash and cash equivalents,
     end of period                                   $ 7,925            6,242             1,829
                                                       =====            =====             =====

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------

Description of Business and Concentration of Credit Risk
--------------------------------------------------------
     On September 30, 1999, Paragon Technologies, Inc. ("the Company") concluded the acquisition of all of the outstanding common stock of Ermanco Incorporated ("Ermanco"). Ermanco operates as a wholly-owned subsidiary of the Company. The results for the year ended December 31, 2000 include the operating results of Ermanco for the entire year; however, results for the ten months ended December 31, 1999, included the operating results of Ermanco from October 1, 1999 through December 31, 1999 only.
     The Company's Easton, Pennsylvania operations (hereafter referred to as "SI Systems") is a systems integrator supplying automated materials handling systems to manufacturing, order selection, and distribution operations. The systems are designed, sold, manufactured, installed, and serviced by its own staff, or by others, for SI Systems, at its direction, generally as labor-saving devices to improve productivity and reduce costs. SI Systems' products are utilized to automate the movement or selection of products and are often integrated with other automated equipment, such as conveyors and robots. SI Systems' integrated materials handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. SI Systems' staff develops and designs computer control programs required for the efficient operation of the systems. SI Systems derives a majority of its revenue from customers located in North America, including the U.S. government.
    Ermanco is a manufacturer of light to medium duty unit handling conveyor products, serving the materials handling industry through local independent distributors in North America. Ermanco also provides complete conveyor systems for a variety of applications, including distribution, and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontracted, and subcontracted installation services. The systems product line of Ermanco accounted for approximately 55% of Ermanco's total revenues in the year ended December 31, 2000, and the balance is from resale distribution.
   In the year ended December 31, 2000, two customers accounted for revenues of $10,979,000 and $8,157,000, respectively. In the ten months ended December 31, 1999, two customers accounted for revenues of $11,565,000 and $6,600,000, respectively. In the fiscal year ended February 28, 1999, three customers accounted for revenues of $8,586,000, $4,347,000, and $4,103,000, respectively. No other customer accounted for over 10% of revenues.
   SI Systems' systems are sold on a fixed price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has been accepted. Ermanco's products and services are also sold on a fixed price basis. Many of Ermanco's sales are to distributors who have non-exclusive agreements with the Company. Generally, contract terms are net 30 days for product sales, with progressive payments for system-type projects. As of December 31, 2000, one customer owed the Company $771,000 in trade receivables. No other customer owed the Company in excess of 10% in trade receivables. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process, as well as the general creditworthiness of its customer base.

Fiscal Year
-----------
   On September 30, 1999, the Board of Directors of the Company approved an amendment to Article 1, Section 1.03 of the Company's Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December 31. The year ended December 31, 2000 consisted of twelve months; however, for the year ended December 31, 1999, the fiscal year consisted of ten months. Prior to the change in the Company's Bylaws, the fiscal year ended February 28, 1999 consisted of 52 weeks.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Principles of Consolidation
---------------------------
   For the year ended December 31, 2000 and for the ten months ended December 31, 1999, the consolidated financial statements include the accounts of SI Systems and Ermanco, a wholly-owned subsidiary, after elimination of intercompany balances and transactions.

Acquisitions
------------

Acquisition of Modular Automation Corp.
--------------------------------------
   On April 13, 1999, the Company acquired all of the outstanding common stock of Modular Automation Corp. ("MAC") of Greene, New York, for $1,957,000, paid in the form of cash. The acquisition required a net cash outlay of $928,000. The acquired Automated Guided Vehicle ("AGV") products and personnel were integrated into the Company's existing Easton, Pennsylvania facility. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB No. 16") and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market value at their date of acquisition.
   The amount of goodwill and covenant not to compete recorded at the time of the acquisition were $616,000 and $50,000, respectively. Amortization expenses of $105,000 were recognized through December 31, 1999 on these intangible assets. However, as of December 31, 1999, the Company decided to abandon the AGV product line associated with the MAC acquisition of its Automated Materials Handling Systems segment. No proceeds have been received or are expected on the impaired assets. As the Company has abandoned the MAC AGV product line, it does not expect any future cash flow associated with these assets. The write-off of the related long-lived assets, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of," including goodwill, has been recognized in the Consolidated Statement of Operations for the ten months ended December 31, 1999.
   On the basis of a pro forma consolidation of the result of operations as if the acquisition of MAC had taken place on March 2, 1998, management believes that the acquisition would not have had a material effect on the reported amounts.

Acquisition of Ermanco Incorporated
-----------------------------------
   On September 30, 1999, the Company acquired all of the outstanding common stock of Ermanco Incorporated. Under terms of the Stock Purchase Agreement and based on the definitive closing balance sheet, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, of which $1,551,000 is held in escrow ($801,000 was released in January 2000, and $750,000 is expected to be released in March 2001), $3,000,000 in promissory notes payable to fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999. The Company financed $14,000,000 of the acquisition through term debt.
   In 2000, the Company paid additional costs of $45,000 in connection with the acquisition, and $186,000 to satisfy a purchase price adjustment contingency. There are no remaining contingent arrangements that may result in additional payments by the Company under the Stock Purchase Agreement. The acquisition required a net cash outlay of $2,264,000.
   The acquisition was accounted for as purchase in accordance with APB No. 16 and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The amount of the excess of cost over fair value of net assets acquired associated with the acquisition was $18,710,000 and is being amortized over a period of 40 years.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Acquisitions
------------

Acquisition of Ermanco Incorporated (Continued)
-----------------------------------
   On the basis of a pro forma consolidation of the results of operations of Ermanco, as if the acquisition had taken place on March 1, 1999 and March 2, 1998, respectively, the following unaudited pro forma financial results for the ten months ended December 31, 1999 and for the fiscal year ended February 28, 1999 are as follows (in thousands, except per share amounts):


                                                     For the Ten               For the Fiscal
                                                  Months Ended December       Year Ended February
                                                       31, 1999                    28, 1999
                                                ------------------------    -----------------------

Net sales..................................           $ 60,168                      66,345
                                                        ======                      ======
Net earnings (loss)........................           $ (1,755)                      1,723
                                                        ======                      ======
Basic earnings (loss) per share............           $   (.42)                        .41
                                                        ======                      ======
Diluted earnings (loss) per share..........           $   (.42)                        .40
                                                        ======                      ======

Use of Estimates
----------------
   The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments
---------------------
   The Company believes the market values of its short-term assets and liabilities, which are financial instruments materially, approximate their carrying values due to the short-term nature of the instruments. The fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues, or in the current rates offered to the Company for similar debt. The estimated fair value of the Company's long-term debt approximates its carrying value at December 31, 2000.

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Investments in Joint Ventures
-----------------------------
   On March 1, 1993, the Company and McKesson Automated Prescription Systems, Inc. ("McKesson APS") of Pineville, Louisiana formed a joint venture, SI/BAKER, INC. ("SI/BAKER"). SI/BAKER draws upon the automated materials handling systems experience of the Company and the automated pill counting and dispensing products of McKesson APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture. The Company accounts for its investment in the joint venture on the equity basis.
   On July 15, 1999, the Company and Egemin N.V. ("Egemin") of Schoten, Belgium formed a joint venture, SI-Egemin N.V. ("SI-Egemin"). SI-Egemin draws upon the automated materials handling systems experience of the Company and Egemin to provide automated materials handling systems worldwide. Since inception, each member Company contributed $494,000 in capital to fund the joint venture. The Company accounts for its investment in the joint venture on the equity basis.

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

Revenue Recognition
-------------------
   Revenues on sales contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the total contract price is accrued, which is allocable to contract expenditures incurred and work performed, on the basis of the ratio of aggregate costs to date to the most recent estimate of total costs at completion. Installation is an integral part of most systems sold by the Company and is not sold or billed separately. As these contracts may extend over one or more years, generally no more than two years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.
     The Company believes that it has the ability, as demonstrated by its estimating history, to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its sales contracts, including both typical and more complex systems. However, in rare instances, as occurred in 1999, the Company determined that it had significantly underestimated the costs involved, principally in four major contracts that included enhancements to Order Picking, Fulfillment, and Replenishment products. The cost overruns associated with these contracts resulted in approximately $8,700,000 in sales with $11,700,000 in related cost of sales during the ten months ended December 31, 1999. As of December 31, 1999, the Company had accrued the estimated costs to completion for these four projects.
   During 2000, the Company had $1,491,000 of revenue associated with these contracts, with an additional loss of $743,000. By December 31, 2000, the Company had obtained customer acceptance for 96% of these contracts, which were now in their warranty periods, which periods continue through various dates, concluding in the second quarter of 2002. The Company believes that its warranty accruals and previously established remaining contract accruals for these projects will be adequate to meet any related remaining obligation of the Company.
   Revenues on other sales of parts or equipment are recognized when title transfers pursuant to shipping terms. There are no installation or customer acceptance aspects of these sales.

Product Development Costs
-------------------------
   The Company expenses product development costs as incurred.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Employee Severance and Termination Benefits
-------------------------------------------
   Employee severance and termination benefits of $337,000 represented a restructuring initiative whereby approximately sixteen engineering and administrative employees were separated from the Company in the year ended December 31, 2000, as compared to employee severance and termination benefits of $323,000 whereby approximately ten executive, engineering, and administrative employees were separated from the Company in the ten months ended December 31, 1999. No material liability remains for these benefits as of December 31, 2000.

Warranty
--------
   The Company's products are warranted against defects in materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales and warranty experience.

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

Stock-Based Compensation
------------------------
   The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.
   The Company also grants phantom stock units to its directors as deferred compensation. Such awards are redeemable in cash or the Company's common stock at the director's option and are accounted for in accordance with APB Opinion No. 25 as stock appreciation rights. Reversals of previously recognized expense for the phantom stock unit plan was $40,000, $30,000, and $23,000 in the year ended December 31, 2000, in the ten months ended December 31, 1999, and in the fiscal year ended February 28, 1999, respectively.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Earnings (Loss) Per Share
-------------------------
   Basic and diluted earnings (loss) per share for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999 are based on the weighted average number of shares outstanding. In addition, diluted earnings (loss) per share reflect the effect of dilutive securities which include phantom stock units, and the shares that would be outstanding assuming the exercise of dilutive stock options. The number of shares that would be issued from the exercise has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock.
   The following table sets forth the computation of basic and diluted  earnings
(loss) per share:

                                       Basic Earnings     Effect of Dilutive     Diluted Earnings
                                      (Loss) Per Share        Securities         (Loss) Per Share
                                      ----------------        ----------         ----------------
For the year ended
December 31, 2000
-----------------
Income (loss) numerator                 $ 3,480,000 (1)        (25,000)             3,455,000 (5)
Shares denominator                        4,189,874             17,770 (2)          4,207,644
                                          ---------                                 ---------
Per share amount                        $       .83                                       .82
                                          =========                                 =========

For the ten months ended
December 31, 1999
-----------------
Income (loss) numerator                 $(2,780,000)(1)        (20,000)            (2,800,000)(5)
Shares denominator                        3,835,718             16,493 (3)          3,852,211
                                          ---------                                 ---------
Per share amount                        $      (.72)                                     (.73)
                                          =========                                 =========

For the fiscal year ended
February 28, 1999
-----------------
Income (loss) numerator                 $ 1,378,000 (1)        (14,000)             1,364,000 (5)
Shares denominator                        3,718,887             38,443 (4)          3,757,330
                                          ---------                                 ---------
Per share amount                        $       .37                                       .36
                                          =========                                 =========

(1)Income (loss) available to common stockholders.
(2)Includes 1,885 stock options and 15,885 phantom stock units.
(3)Includes 0 stock options and 16,493 phantom stock units.
(4)Includes 27,173 stock options and 11,270 phantom stock units.
(5)Income (loss) available to common stockholders plus assumed conversions.

Recently Issued Accounting Pronouncements
-----------------------------------------
   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." The statement will be adopted in 2001. It is not expected that the adoption of this statement will have a material impact on the Company's financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(2)      Uncompleted Contracts
---      ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows (in thousands):

                                                             December 31,            December 31,
                                                                2000                     1999
                                                         --------------------    --------------------
Costs and estimated earnings on
   uncompleted contracts............................          $ 37,778                  52,586
Less:  billings to date.............................            40,559                  55,876
                                                                ------                  ------
                                                              $ (2,781)                 (3,290)
                                                                ======                  ------

Included in accompanying balance sheets under the
   following captions:
   Costs and estimated earnings
     in excess of billings..........................          $  1,665                   1,864
   Customers' deposits and billings in
     excess of costs and estimated
     earnings for completed and
     uncompleted contracts..........................            (4,446)                 (5,154)
                                                                ------                  ------
                                                              $ (2,781)                 (3,290)
                                                                ======                  ======

   Retainages of $0 and $142,000 were included in accounts receivable at December 31, 2000 and December 31, 1999, respectively.


(3)    Line of Credit Loan
---    -------------------

A summary of the line of credit loan payable to bank is as follows (in thousands):

                                                             December 31,            December 31,
                                                                2000                     1999
                                                         --------------------    --------------------

Line of credit loan payable to bank......................     $       -                     -
                                                                =======                 ======

   In order to complete the acquisition of Ermanco on September 30, 1999, the Company obtained financing from its principal bank. The Company entered into a new three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment, plus an amount equal to $2,500,000, which amount shall be reduced by $625,000 every six months during the first two years of the line of credit facility until such amount reaches zero, minus the unpaid principal balance of the term loan. The line of credit facility is to be used primarily for working capital purposes and closing costs associated with the Ermanco acquisition. Interest on the line of credit facility was at the bank's prime rate of interest (9.50% as of December 31, 2000) or LIBOR Market Index Rate plus 2%.
   In order to obtain the line of credit, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, and maintenance of certain financial ratios. In addition, the Company is restricted from paying dividends in excess of 15% of its net earnings. The Company was in compliance with all covenants as of December 31, 2000. As of December 31, 2000, the Company did not have any borrowings under the line of credit facility. Currently, the line of credit facility has an expiration date of September 30, 2002.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(4)      Long-Term Debt
---      --------------

   A summary of long-term debt follows (in thousands):

                                                                December 31,        December 31,
                                                                    2000                1999
                                                              -----------------    ----------------
Term loan................................................        $  11,288              14,000
Subordinated notes payable...............................            3,000               3,000
Capital lease obligations................................               13                  29
                                                                    ------              ------
Total....................................................           14,301              17,029
Less:  current installments of long-term debt............            1,521               1,578
                                                                    ------              ------
Long-term debt...........................................        $  12,780              15,451
                                                                    ======              ======


   The Company received $14,000,000 in the form of a seven-year term loan from its bank to finance the acquisition of Ermanco on September 30, 1999. During the first two years of the term loan, the Company will repay equal quarterly payments of $312,500 plus accrued interest. After the second anniversary of the September 30, 1999 Closing Date, the Company will make equal quarterly payments of $575,000 plus accrued interest. The Company hedged $7,000,000 of the term loan at a fixed interest rate entering into a seven-year interest rate swap agreement at 9.38%. The balance of the term loan on $7,000,000 is subject to a variable interest rate, which is based on the three month LIBOR Market Index Rate plus three percent. The interest rate on the variable portion of the term loan as of December 31, 2000 was 9.76%.
   In order to obtain the term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The term loan contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, and maintenance of certain financial ratios. In addition, the Company is restricted from paying dividends in excess of 15% of its net earnings. The Company was in compliance with all covenants as of December 31, 2000.
   The subordinated promissory notes issued on September 30, 1999 to the fourteen stockholders of Ermanco totaled $3,000,000, have a term of seven years, and bear interest at an annual rate of ten percent in years one through three, twelve percent in years four and five, and fourteen percent in years six and seven. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest on the promissory notes shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term as long as the Company has no debt outstanding under its line of credit facility and term loan.
   Financing agreements related to the lease of computer software have been recorded as capital leases. These agreements had a total initial contract value of $36,000. The current and long-term portions of capital lease obligations are $8,000 and $5,000, respectively.
   Principal payments of long-term debt (including capital leases) from December 31, 2000 under terms of existing agreements are as follows:

                 2001               $  1,521
                 2002                  2,305
                 2003                  2,300
                 2004                  2,300
                 2005                  2,013
                 2006                  3,862
                                      ------
                                    $ 14,301
                                      ======

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(5)      Capital Stock Options
---      ---------------------

   The following is a summary of options available for grant and changes in options outstanding under the Company's 1992 Incentive Stock Option Plan ("ISOP") and 1997 Equity Compensation Plan ("ECP") for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999:


                          1992 ISOP                                          1997 ECP                                        TOTAL
                  -----------------------  -------------------------------------------------------------------------------  --------
Option price*     $  4.36    5.33    6.33    13.33   15.25   10.88   10.00    8.25    8.00    8.94    7.06    5.88    6.63
                  ======= ======= =======  ======= ======= ======= ======= ======= ======= ======= ======= ======= =======

Options
outstanding as
of March 1, 1998.  13,275  17,716  36,823   58,800       -       -       -       -       -       -       -       -       -  126,614
  Granted........       -       -       -        -  52,748       -       -       -       -       -       -       -       -   52,748
  Exercised......  (6,011)(17,716)(10,423)       -       -       -       -       -       -       -       -       -       -  (34,150)
  Lapsed.........       -       -       -        -       -       -       -       -       -       -       -       -       -        -
                  ------- ------- -------  ------- ------- ------- ------- ------- ------- ------- ------- ------- -------  -------

Options
outstanding as
of February 28,
1999.............   7,264       -  26,400   58,800  52,748       -       -       -       -       -       -       -       -  145,212
  Granted........       -       -       -        -       -  40,000  76,772  39,000  10,000   7,000       -       -       -  172,772
  Exercised......  (7,039)      -  (3,000)       -       -       -       -       -       -       -       -       -       -  (10,039)
  Lapsed.........       -       -  (7,875) (18,900)(19,579)      -       -       -       -       -       -       -       -  (46,354)
                  ------- ------- -------  ------- ------- ------- ------- ------- ------- ------- ------- ------- -------  -------

Options
outstanding as
of December 31,
1999.............     225       -  15,525   39,900  33,169  40,000  76,772  39,000  10,000   7,000       -       -       -  261,591
  Granted........       -       -       -        -       -       -       -       -       -       - 106,000  10,000 236,675  352,675
  Exercised......       -       -       -        -       -       -       -       -       -       -       -       -       -        -
  Lapsed.........    (225)      -  (5,700) (15,000)(10,762)      - (24,242)      - (10,000) (7,000) (5,000)      -       -  (77,929)
                  ------- ------- -------  ------- ------- ------- ------- ------- ------- ------- ------- ------- -------  -------

Options
outstanding as
of December 31,
2000.............       -       -   9,825   24,900  22,407  40,000  52,530  39,000       -       - 101,000  10,000 236,675  536,337
                  ======= ======= =======  ======= ======= ======= ======= ======= ======= ======= ======= ======= =======  =======

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)

(5)      Capital Stock Options (Continued)
---      ---------------------
   Under the Company's 1992 Incentive Stock Option Plan, officers and key employees have been granted options to purchase shares of common stock at the approximate market price at the date of grant. Options became exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options are fully exercisable. Currently, all options have a term of five years. The 1992 ISOP authorized up to 112,500 shares of common stock for issuance pursuant to the terms of the Plan. The plan, approved in 1992, also authorizes stock appreciation rights; however, none have been issued. The Plan will expire in July 2002.
     In July 1997, the stockholders adopted the 1997 Equity Compensation Plan ("ECP"), which will expire in July 2007. The ECP provides for grants of stock options, restricted stock, and stock appreciation rights to selected employees, key advisors who perform valuable services, and directors of the Company. In addition, the ECP provides for grants of performance units to employees and key advisors. The ECP, as amended by shareholders in August 2000, authorizes up to 712,500 shares of common stock for issuance pursuant to the terms of the plan. Under the Company's ECP, officers, directors, and key employees have been granted options to purchase shares of common stock at the approximate market price at the date of grant. The effect of options granted to directors is immaterial. Options become exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options are fully exercisable. Currently, 526,512 options are outstanding under the plan, and all options have a term of five years.
   The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25; however, additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation," is included below. No compensation expense was recognized on options granted during the year ended December 31, 2000, during the ten months ended December 31, 1999, and during the fiscal year ended February 28, 1999 in the financial statements. If the Company had elected to recognize stock-based compensation expense based on the fair value of granted options at the grant date (as determined under SFAS No. 123), net earnings (loss) (in thousands) and basic earnings (loss) per share for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999 would have been as follows:

                                                For the Year      For the Ten       For the Fiscal
                                                   Ended          Months Ended        Year Ended
                                                December 31,      December 31,       February 28,
                                                    2000              1999               1999
                                               --------------  -----------------   ----------------
Net earnings (loss)      As reported........      $ 3,480           (2,780)              1,378
                         Pro forma..........        3,312           (2,867)              1,227

Basic earnings (loss)    As reported........      $   .83             (.72)                .37
   per share             Pro forma..........          .79             (.75)                .33

   The above pro forma net earnings (loss) and basic earnings (loss) per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. In order to perform this calculation, the following assumptions were made for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999, respectively: dividend yields of 0%, 1.25%, and .66%; risk-free interest rates of 4.69%, 6.50%, and 5.12%; expected volatilities of 35.3%, 33.6%, and 34.3%; and an expected holding period of four years.
   Pro forma net earnings (loss) reflects only options granted in fiscal years ended March 3, 1996 through the year ended December 31, 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) presented above because compensation cost occurs over the option vesting period, and compensation cost is not considered for options granted prior to March 4, 1995.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
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

                                                          September 30,            September 30,
                                                              2000                     1999
                                                       --------------------    ---------------------
Change in benefit obligations:
Benefit obligation at beginning of year.............        $ 2,450                    2,241
Benefit obligation assumed with Ermanco acquisition.              -                      334
Service cost (excluding administrative expenses)....             99                       48
Interest cost.......................................            190                      123
Amendment...........................................            374                        -
Actuarial gain......................................           (105)                    (228)
Benefits paid.......................................            (83)                     (68)
                                                              -----                    -----
Benefit obligation at end of year...................        $ 2,925                    2,450
                                                              =====                    =====

    The amendment in 2000 provided an increase in the monthly benefit amount. The fair value of the plan assets of the Company's defined benefit plans follows (in thousands):

                                                          September 30,            September 30,
                                                              2000                     1999
                                                       --------------------    ---------------------
Change in plan assets:
Fair value of plan assets at beginning of year......        $ 3,329                    3,320
Fair value of plan assets assumed with Ermanco
  acquisition.......................................              -                      454
Actual return on plan assets........................            569                     (319)
Employer contribution...............................             54                        -
Expenses............................................            (58)                     (58)
Benefits paid.......................................            (83)                     (68)
                                                              -----                    -----
Fair value of plan assets at end of year............        $ 3,811                    3,329
                                                              =====                    =====


    Accrued pension liability included in the Company's balance sheets at September 30, 2000 and September 30, 1999 were (in thousands):

                                                          September 30,            September 30,
                                                              2000                     1999
                                                       --------------------    ---------------------
Reconciliation to balance sheets:
Funded status:
Plan assets in excess of benefit obligation.........        $   886                      759
Plan assets in excess of benefit obligation assumed
  with Ermanco acquisition..........................              -                      120
Unrecognized net actuarial gain.....................         (1,940)                  (1,499)
Unrecognized net obligation.........................            (14)                     (20)
Unrecognized prior service costs....................            627                      310
                                                              -----                    -----
Accrued benefit cost recognized in the Company's
  balance sheets....................................        $  (441)                    (330)
                                                              =====                    =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(6)      Employee Benefit Plans (Continued)
---      ----------------------
     The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over 30 years. The net periodic pension expense for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999, includes the following components (in thousands):

                                             For the Year        For the Ten       For the Fiscal
                                                Ended            Months Ended        Year Ended
                                             December 31,        December 31,       February 28,
                                                 2000                1999               1999
                                            ---------------   -----------------   -----------------
Service cost-benefits earned during the
   period................................      $   159                 89                 108
Interest cost on projected benefit
   obligation............................          190                123                 141
Expected return on plan assets - increase         (231)              (151)               (144)
Amortization of net asset................          (21)               (18)                (22)
Amortization of prior service cost.......           62                 40                  48
Recognized net actuarial gain............          (48)               (33)                (11)
                                                 -----              -----               -----
Net periodic pension expense.............      $   111                 50                 120
                                                 =====              =====               =====

   The weighted average rates and actuarial assumptions used to develop the net periodic pension expense and the projected benefit obligation were:

                                                                    As of
                                            -------------------------------------------------------
                                            September 30,      September 30,        November 30,
                                                 2000               1999                1998
                                            ---------------   -----------------   -----------------
Discount rate............................    7.0% - 7.75%        7.0% - 7.5%            6.75%
Expected long-term rate of
   return on plan assets.................    8.0% - 8.50%        8.0% - 8.5%            8.50%

     The SI Systems' operation has a multi-faceted defined contribution Retirement Savings Plan for employees not covered by its collective bargaining agreement. Salaried employees age 21 and above with at least one year of service are eligible to participate in the Plan. Under the 401(k) feature of the Plan, SI Systems contributes 2% of base pay to each eligible salaried employee's account and matches 50% of the first 4% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions in the form of cash as determined annually by the Board of Directors. Total expense for the Retirement Savings Plan was $331,000, $186,000, and $356,000 for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999, respectively.
     Ermanco also maintains 401(k) Retirement Savings Plans for substantially all employees who have completed at least 90 days of service. Ermanco's plans allow discretionary employer contributions, which are partially matched at a rate of 20% up to 1% of the employees' gross compensation. The contributions to the 401(k) plans during the year ended December 31, 2000 and during the ten months ended December 31, 1999 totaled $55,000 and $12,000, respectively.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(7)      Income Taxes
---      ------------

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                           For the Year         For the Ten         For the Fiscal
                                          Ended December       Months Ended           Year Ended
                                             31, 2000        December 31, 1999     February 28, 1999
                                         -----------------   ------------------    ------------------
Federal  - current..................         $  1,541                (365)                  828
         - deferred.................              372                (777)                 (134)
                                                -----               -----                 -----
                                                1,913              (1,142)                  694
                                                -----               -----                 -----

State    - current..................              240                  27                   193
         - deferred.................               69                (281)                  (31)
                                                -----               -----                 -----
                                                  309                (254)                  162
                                                -----               -----                 -----

Foreign  - current..................               11                   2                     -
                                                -----               -----                 -----
                                             $  2,233              (1,394)                  856
                                                =====               =====                 =====


   The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                           For the Year         For the Ten         For the Fiscal
                                          Ended December       Months Ended           Year Ended
                                             31, 2000        December 31, 1999     February 28, 1999
                                         -----------------   ------------------    ------------------

Computed tax expense (benefit) at
   statutory rate of 34%............         $ 1,942               (1,419)                  759
Increase (reduction) in taxes
   resulting from:
     State income taxes, net of
       federal benefit..............             204                 (167)                  108
     Equity in income of joint venture            70                  (58)                   (5)
     Change in the valuation allowance
       for deferred tax assets......            (102)                   -                   (43)
     Write-off of intangible
       assets.......................               -                  210                     -
     Miscellaneous items............             119                   40                    37
                                               -----                -----                 -----
                                             $ 2,233               (1,394)                  856
                                               =====                =====                 =====

   The significant components of deferred income tax expense (benefit) are as follows (in thousands):

                                           For the Year         For the Ten         For the Fiscal
                                          Ended December       Months Ended           Year Ended
                                             31, 2000        December 31, 1999     February 28, 1999
                                         -----------------   ------------------    ------------------
Deferred tax benefit                         $   543               (1,058)                (122)
   (exclusive of change in valuation
   allowance).......................
Decrease in the valuation allowance
   for deferred tax assets..........            (102)                   -                  (43)
                                               -----                -----                 ----
                                             $   441               (1,058)                (165)
                                               =====                =====                 ====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(7)      Income Taxes  (Continued)
---      ------------

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and December 31, 1999 are presented below (in thousands):

                                                              December 31,         December 31,
                                                                  2000                 1999
                                                            -----------------    -----------------
Deferred tax assets:
   Net operating and built-in loss carryforward (expiring
     through 2007)........................................      $   307                  410
   Inventories, principally due to book reserves not yet
     deductible for tax purposes, and additional costs
     inventoried for tax purposes pursuant to uniform
     capitalization rules.................................          495                  473
   Accrued warranty costs.................................          331                  328
   Accrued pension costs..................................          183                  174
   Accruals for other book expenses, not yet deductible
     for tax purposes.....................................        1,544                1,341
                                                                  -----                -----
       Total gross deferred tax assets....................        2,860                2,726
       Less:  valuation allowance.........................            -                  102
                                                                  -----                -----
       Net deferred tax assets............................        2,860                2,624
                                                                  -----                -----

Deferred tax liabilities:
   Plant and equipment, principally due to differences in
     depreciation.........................................         (143)                 (96)
   Amortization...........................................         (443)                 (76)
   Investment in SI/BAKER joint venture...................         (652)                (446)
   Other..................................................         (119)                 (62)
                                                                  -----                -----
       Total gross deferred tax liabilities...............       (1,357)                (680)
                                                                  -----                -----
       Net deferred tax assets............................      $ 1,503                1,944
                                                                  =====                =====

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000.


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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(8)      Settlement of Litigation (Continued)
---      ------------------------

   The term of the Settlement Agreement continues until the expiration of the competitor's patent; however, SI/BAKER's status as sole licensee remained in effect until December 31, 2000, and all orders related to licensed products received by SI/BAKER after December 31, 2000 are not subject to royalty payments.


(9)      Contingencies
---      -------------

   The Company is guarantor (not to exceed $1,000,000) of one-half of SI/BAKER's borrowings under a line of credit which had no outstanding balance at December 31, 2000.
   The Company is presently engaged in certain legal proceedings, which management believes present no significant risk of material loss to the Company.


(10)     Commitments and Related Party Transactions
----     ------------------------------------------

   Ermanco's principal office and manufacturing facility are located in a 113,000 square foot steel building in Spring Lake, Michigan. The building is leased from an organization that is affiliated with Ermanco and Paragon Technologies, Inc. through common officers. The leasing agreement requires fixed monthly rentals of $30,153 (with annual increases of 2.5%) plus a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004.
   The Company also leases certain automobiles and office equipment, office space, computer equipment, and software under various operating leases with terms extending through June 2004.
   Financing agreements related to the lease of computer software have been recorded as capital leases. These agreements had a total initial contract value of $36,000.
   Total rental expense, including short-term leases, in the year ended December 31, 2000, in the ten months ended December 31, 1999, and in the fiscal year ended February 28, 1999, approximated $623,000, $199,000, and $37,000, respectively.
   Future minimum rental commitments at December 31, 2000 are as follows (in thousands):

                                                          Capital                  Operating
                                                          Leases                     Leases
                                                    -------------------       -------------------
2001................................................     $    10                        528
2002................................................           5                        432
2003................................................           -                        411
2004................................................           -                        303
                                                           -----                      -----
Total minimum lease payments........................          15                      1,674
                                                                                      =====
Less:  amounts representing interest................           2
                                                           -----
Net minimum lease payments..........................          13
Less:  current portion..............................           8
                                                           -----
Long-term capital lease obligations.................     $     5
                                                           =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(10)     Commitments and Related Party Transactions (Continued)
-----    ------------------------------------------

   To complete the acquisition of Ermanco, the Company issued $3,000,000 in subordinated promissory notes to the stockholders of Ermanco. See Note 4 of the Notes to Consolidated Financial Statements for more information on the promissory notes issued to the fourteen stockholders of Ermanco, 13 of whom continue to be employees, and one is a director of the Company.
   Employment agreements were entered into with the Company's President and Chief Executive Officer and Ermanco's President and three other officers of its Ermanco subsidiary. Each of the agreements has varying terms, none of which exceeds three years. They provide for each party to receive guaranteed annual compensation during the term of the employment agreements, participate in the subsidiary's bonus plans, plus usual and customary fringe benefits associated with being an employee of the Company.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(11)     Cash Flow Information
----     ---------------------

   Supplemental disclosures of cash flow information for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999 are as follows (in thousands, except share data):

                                                For the Year      For the Ten       For the Fiscal
                                                   Ended          Months Ended        Year Ended
                                                December 31,      December 31,       February 28,
                                                    2000              1999               1999
                                               --------------  -----------------   ----------------
Supplemental disclosures of cash
   flow information:
     Cash paid for:
       Interest.............................      $  1,837               7                  19
                                                     =====          ======               =====

       Income taxes.........................      $  1,472           1,030                 991
                                                     =====          ======               =====

Supplemental disclosures of noncash
   investing and financial activities:
     Adjustment to excess of cost over
       fair value of net assets acquired
       due to a change in the estimated
       fair value of land acquired..........      $     70               -                   -
                                                     =====          ======               =====

     Issuance of 2,850 common shares
       in exchange for 1,943 common
       shares delivered to the Company
       by an officer in connection with the
       employee incentive stock option plan.      $      -              16                   -
                                                     =====          ======               =====

     Issuance of 20,897 common shares
       in exchange for 8,228 common
       shares delivered to the Company
       by officers in connection with the
       employee incentive stock option
       plan.................................      $      -               -                 112
                                                     =====          ======               =====

     Issuance of 481,284 common shares
       for the Ermanco
       acquisition..........................      $      -           4,500                   -
                                                     =====          ======               =====

     Issuance of $14,000 of term debt
       for the Ermanco acquisition..........      $      -          14,000                   -
                                                     =====          ======               =====

     Issuance of $3,000 in subordinated
       notes payable in connection with
       the Ermanco acquisition..............      $      -          3,000                    -
                                                     =====           =====               =====

     Additional consideration and costs
       payable in connection with the
       Ermanco acquisition..................      $      -            231                    -
                                                     =====           =====               =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)

(12)     Joint Ventures
----     --------------

   The Company has entered into various transactions with SI/BAKER as follows:

                                                                December 31,        December 31,
                                                                    2000                1999
                                                              -----------------   ------------------
SI/BAKER, INC., 50% owned by the Company:
Balance Sheets data (in thousands):
   Amount included in notes and other receivables...........      $    68                  31
   Amount included in costs and estimated earnings in
     excess of billings.....................................           34                  64
   Investment in SI/BAKER...................................        1,788               1,256
   Amount included in accounts payable......................            -                  21

                                                For the Year      For the Ten       For the Fiscal
                                                   Ended         Months Ended        Year Ended
                                                December 31,      December 31,       February 28,
                                                    2000              1999               1999
                                               --------------  -----------------   ----------------
Statements of Operations Data (in thousands):
     Systems and services sold under various
       subcontracts.........................       $ 593              237                 463
     Services purchased for resale under
       various subcontracts.................           1               60                   -
     Reimbursement for administrative and
       other services provided..............         106              116                 113
     Other income, net......................         283              210                 161

   Information pertaining to the Company's investment in the SI/BAKER joint venture is as follows (in thousands):

Balance at March 1, 1998.............................................................   $1,027
Equity in net earnings...............................................................       14
                                                                                         -----
Balance at February 28, 1999.........................................................    1,041
Equity in net earnings...............................................................      215
                                                                                         -----
Balance at December 31, 1999.........................................................    1,256
Equity in net earnings...............................................................      532
                                                                                         -----
Balance at December 31, 2000.........................................................   $1,788
                                                                                         =====

   Undistributed earnings of SI/BAKER (less related deferred tax expenses) at December 31, 2000 and December 31, 1999 were $1,036,000, and $709,000, respectively.
   Summary financial information and operating results for the SI/BAKER joint venture are set forth in the following table (in thousands):

                                                              December 31,          December 31,
                                                                  2000                  1999
                                                           ------------------    -----------------
Current assets...........................................       $ 8,065                 6,985
Property, plant and equipment............................            75                    73
Other assets.............................................             8                    42
Current liabilities......................................         4,572                 4,587
                                                                  -----                 -----
Net assets...............................................       $ 3,576                 2,513
                                                                  =====                 =====

                                               For the Year      For the Ten
                                                  Ended         Months Ended       For the Fiscal
                                               December 31,      December 31,         Year Ended
                                                   2000             1999          February 28, 1999
                                              --------------   ----------------   ------------------
Net sales...................................     $ 14,139           10,495              8,056
                                                   ======           ======              =====

Net earnings................................     $  1,063              431                 28
                                                   ======           ======              =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(12)     Joint Ventures (Continued)
-----    --------------

   Operations of the SI-Egemin joint venture were not material to the Company during the year ended December 31, 2000 and during the ten months ended December 31, 1999.

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

For the year ended                               Automated Materials       Conveyor
December 31, 2000:                                Handling Systems         Systems        Total
-----------------                             ------------------------  -------------  -----------
Sales........................................        $ 29,649               34,657        64,306
Earnings before interest expense, interest
  income, equity in income of joint
  ventures, and income taxes.................           3,430                3,184         6,614
Total assets.................................          15,429               30,488        45,917
Capital expenditures.........................             151                  244           395
Depreciation and amortization expense........             428                  778         1,206

For the ten months ended                         Automated Materials       Conveyor
December 31, 1999                                 Handling Systems         Systems        Total
-----------------                             ------------------------  -------------  -----------
Sales........................................        $ 33,444                7,664        41,108
Earnings before interest expense, interest
  income, equity in income of joint
  ventures, and income taxes.................          (4,620)                 629        (3,991)
Total assets.................................          16,525               28,881        45,406
Capital expenditures.........................             206                   92           298
Depreciation and amortization
  expense....................................             430                  191           621

   Geographic segment information was as follows (in thousands):

For the year ended                                           Europe and
December 31, 2000                               Domestic        Asia       Canada       Total
-----------------                             ------------- ------------- ---------- ------------
Sales.........................................   $ 58,537       4,507        1,262      64,306
Earnings before interest expense, interest
   income, equity in income of joint
   ventures, and income
   taxes......................................      6,614           -            -       6,614
Total assets..................................     45,917           -            -      45,917
Capital expenditures..........................        395           -            -         395
Depreciation and amortization expense.........      1,206           -            -       1,206

   Intersegment sales for the year ended December 31, 2000 totaled $109,000.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(13)     Major Segments of Business (Continued)
-----    --------------------------

For the year ended                                           Europe and
December 31, 2000                               Domestic        Asia       Canada       Total
-----------------                             ------------- ------------- ---------- ------------
Sales.........................................   $ 39,574         864          670      41,108
Earnings before interest expense, interest
   income, equity in income of joint
   ventures, and income
   taxes......................................     (3,991)          -            -      (3,991)
Total assets..................................     45,406           -            -      45,406
Capital expenditures..........................        298           -            -         298
Depreciation and amortization expense.........        621           -            -         621

   Intersegment  sales  for the ten  months  ended  December  31,  1999  totaled
$30,000.


(14)     Quarterly Financial Information (Unaudited)
----     -------------------------------

       Selected Quarterly Financial Data
       ---------------------------------
       (In thousands, except per share amounts)

For the Year Ended                             First        Second        Third        Fourth
December 31, 2000                             Quarter       Quarter      Quarter       Quarter
-----------------                             -------       -------      -------       -------
Net sales                                     $18,344        16,689       13,473        15,800
Gross profit on sales.....................    $ 4,432         4,516        4,187         4,923
Net earnings..............................    $   772           785          848         1,075
Basic earnings per share..................    $   .18           .19          .20           .26
Diluted earnings per share................    $   .17           .19          .20           .26


For the Ten Months Ended                       First        Second        Third        Fourth
December 31, 1999                             Quarter       Quarter      Quarter      Quarter*
-----------------                             -------       -------      -------      -------
Net sales                                     $ 9,952        11,617       16,089        3,450
Gross profit on sales.....................    $ 1,837           976        2,859       (1,546)
Net earnings (loss).......................    $   104         (531)         (64)       (2,289)
Basic earnings (loss) per share...........    $   .03         (.14)        (.02)         (.59)
Diluted earnings (loss) per share.........    $   .03         (.15)        (.02)         (.59)

  * The fourth quarter for the ten-month period ended December 31, 1999 was one month.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(15)     Supplemental Prior Period Comparable Data (Unaudited)
-----    -----------------------------------------

   Information for the ten-month period comparable to the ten months ended December 31, 1999 is as follows:

                                                                                ($000's)
                                                                              (Unaudited)
                      Paragon Technologies, Inc.                      March 1 - December 31, 1998
                      -------------------------                       ---------------------------
         Net sales........................................                      $ 31,603
         Cost of sales....................................                        24,842
                                                                                  ------
            Gross profit on sales.........................                         6,761
                                                                                  ------

         Selling, general and administrative expenses.....                         5,341
         Product development costs........................                           437
         Interest expense.................................                             9
         Interest income..................................                          (132)
         Equity in income of joint ventures...............                           (16)
         Other income, net................................                          (135)
                                                                                  ------
                                                                                   5,504

         Earnings before income taxes.....................                         1,257
         Income tax expense...............................                           478
                                                                                  ------
         Net earnings.....................................                       $   779
                                                                                  ======

         Basic earnings per share.........................                       $   .21
                                                                                  ======

         Diluted earnings per share......................                        $   .21
                                                                                  ======

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY                            Schedule II
                                                                     -----------
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended  December  31, 2000,  for the Ten Months  Ended  December 31,
  1999, and for the Fiscal Year Ended February 28, 1999 (in thousands)


                                                               Additions Due     Additions
                                               Balance at     to Acquisition     Charged to
                                              Beginning of      of Ermanco       Costs and                          Balance at
                                                  Year         Incorporated       Expenses       Deductions        End of Year
                                             --------------  ----------------  --------------  ----------------  --------------
Year ended December 31, 2000:
   Reserve for inventory loss............        $   941                -            213            162 (a)            992 (b)
   Reserve for product warranty..........            903                -            130 (c)        176 (d)            857
   Allowance for doubtful receivables....             54                -            106            106                 54
                                                   -----            -----          -----          -----              -----
                                                 $ 1,898                -            449            444              1,903
                                                   =====            =====          =====          =====              =====

Ten months ended December 31, 1999:
   Reserve for inventory loss............        $   854               79            508            500 (a)            941 (b)
   Reserve for product warranty..........            486               51            486 (c)        120 (d)            903
   Allowance for doubtful receivables....              -               48              6              -                 54
                                                   -----            -----          -----          -----              -----
                                                 $ 1,340              178          1,000            620              1,898
                                                   =====            =====          =====          =====              =====

Fiscal year ended February 28, 1999:
   Reserve for inventory loss.............       $   790                -             98             34 (a)            854 (b)
   Reserve for product warranty...........            75                -            447 (c)         36 (d)            486
   Allowance for doubtful receivables.....             -                -              -              -                  -
                                                   -----            -----          -----           ----              -----
                                                 $   865                -            545             70              1,340
                                                   =====            =====          =====           ====              =====

(a)    Inventory items disposed of, net of salvage proceeds.
(b)    Allowance is reflected in the net inventory on the balance sheet.
(c)    Costs include materials and incidental costs, but exclude any services.
(d)    Payments of warranty costs and reversal of unused expired warranty accrual.

                                    PART III
                                    --------


Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

   The information regarding directors and executive officers required by Item 10 is incorporated by reference from the Company's definitive proxy statement relating to the Company's 2001 annual stockholders' meeting to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information as to the Company's executive officers appears at the end of
Part I of this Annual Report.


Item 11.   Executive Compensation
--------   ----------------------

   The information regarding executive compensation required by Item 11 is incorporated by reference from the Company's definitive proxy statement relating to the Company's 2001 annual stockholders' meeting to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

   The information regarding beneficial ownership required by Item 12 is incorporated by reference from the Company's definitive proxy statement relating to the Company's 2001 annual stockholders' meeting to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

   The information regarding certain relationships and related transactions required by Item 13 is incorporated by reference from the Company's definitive proxy statement relating to the Company's 2001 annual stockholders' meeting to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV
                                     -------


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------   ---------------------------------------------------------------

   (a) 1.  Index to Consolidated Financial Statements.
           Independent Auditors' Report
           Consolidated Financial Statements
           Consolidated Balance Sheets, December 31, 2000 and December 31, 1999 Consolidated Statements of Operations for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999 Consolidated Statements of Stockholders' Equity for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999 Consolidated Statements of Cash Flows for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999 Notes to Consolidated Financial Statements

       2.  Index to Financial Statement Schedule

           II Valuation and Qualifying Accounts and Reserves

           All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

       3.  Exhibits:
           2.1      Stock Purchase Agreement dated as of August 6, 1999 among SI
                    Handling  Systems,  Inc.,  Ermanco  Incorporated,   and  the
                    stockholders  of  Ermanco   Incorporated   (incorporated  by
                    reference to Exhibit 2.1 to Form 10-Q for the quarterly period ended August 29, 1999).
           3.1 Amended and Restated Articles (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended August 31, 1997).
           3.2      Amended and Restated Bylaws (incorporated by reference to
                    Exhibit 99.2 to the Company's Registration Statement on Form S-8, filed on August 14, 1996 [No. 333-10181]).
           3.3 Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K, filed April 7, 2000).
           4.1      Form  of   Subordinated   Promissory  Note  payable  to  the
                    Stockholders of Ermanco Incorporated dated September 30, 1999 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 15, 1999).
           10.1 Revolving Credit Agreement dated July 22, 1993 (incorporated by reference to Exhibit 10.1 to Annual Report on Form
                    10-K for the fiscal year ended February 26, 1995).
           10.2 Amendment to Revolving Credit Agreement dated April 28, 1995 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended February 26,
                    1995).
           10.4 1992 Incentive Stock Option Plan, Amended and Restated, Effective as of July 16, 1997* (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended August 31, 1997).
           10.5 Executive Officer Incentive Plan* (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.6 Directors' Deferred Compensation Plan* (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-8 [No. 333-10181]).
           10.7     1997 Equity Compensation Plan* (incorporated by reference to
                    Exhibit 10.7 to the Company's Registration Statement on Form S-8 [No. 333-36397]).

                                        -------


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------   ---------------------------------------------------------------
           (Continued)
           10.8     Joint Venture  Agreement and Governing  Documents  Relating
                    to SI/BAKER,  INC.  (incorporated by reference to Exhibit
                    21.1 to Annual Report on Form 10-K for the fiscal year ended
                    February 26, 1995).
           10.9     Second Amendment to the Joint Venture Agreement  Relating to
                    SI/BAKER, INC. (incorporated by reference to Exhibit 10.9 to
                    Annual  Report  on Form  10-K  for  the  fiscal  year  ended
                    February 28, 1999).
           10.10    Executive  Employment  Agreement  with  William R. Johnson dated March 29,  1999*  (incorporated  by reference to
                    Exhibit 10.10 to Form 10-Q for the quarterly period ended
                    May 30, 1999).
           10.11    Employment  Agreement  with Leon C.  Kirschner*
                    (incorporated  by reference to Exhibit  10.11 to Form 8-K
                    filed on October 15, 1999).
           10.12    Line of Credit Loan  Agreement  entered into  September  30,
                    1999 by and  between  SI  Handling  Systems,  Inc.,  Ermanco
                    Incorporated, and First Union National Bank (incorporated by reference to Exhibit  10.12 to Form 8-K filed on October 15,
                    1999).
           10.13    Promissory Note related to the Line of Credit Loan Agreement entered into  September  30, 1999 by and between SI Handling
                    Systems,   Inc.,  Ermanco  Incorporated,   and  First  Union
                    National Bank (incorporated by reference to Exhibit 10.13 to
                    Form 8-K filed on October 15, 1999).
           10.14    Term Loan Loan Agreement  entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank  (incorporated by reference to
                    Exhibit 10.14 to Form 8-K filed on October 15, 1999).
           10.15    Promissory  Note  related  to the Term Loan  Loan  Agreement entered into  September  30, 1999 by and between SI Handling
                    Systems,   Inc.,  Ermanco  Incorporated,   and  First  Union
                    National Bank (incorporated by reference to Exhibit 10.15 to
                    Form 8-K filed on October 15, 1999).
           10.16    Escrow  Agreement  entered  into  September  30, 1999 by and among SI Handling Systems, Inc., the stockholders of Ermanco
                    Incorporated, and First Union National Bank (incorporated by reference to Exhibit  10.16 to Form 8-K filed on October 15,
                    1999).
           10.17    First  Amendment to Term Note and Loan Agreement dated
                    March 30, 2000  (incorporated  by reference to Exhibit 10.17 to Form 10-Q, filed on May 15, 2000).
           10.18    Registration Rights Agreement (incorporated by reference to
                    Exhibit 10.1 to Form S-3, filed on July 5, 2000).
           21       Subsidiaries of the Registrant.
           23.1     Consent of Independent Auditors.
           23.2     Consent of Independent Auditors relating to SI/BAKER, INC.
           99       Cautionary Statement.
           * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

   (b) Reports on Form 8-K.
       No reports on Form 8-K were filed during the quarter ended December 31, 2000.

   (c) Exhibits 21 and 23 are filed with this report.

   (d) Schedule A - SI/BAKER, INC. Financial Statements and Independent Auditors' Report Thereon.

                                                                      Schedule A










                                 SI/BAKER, INC.

                              Financial Statements
                     December 31, 2000 and December 31, 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





The Board of Directors SI/BAKER, INC.:

   We have audited the accompanying balance sheets of SI/BAKER, INC. as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000, and for the ten months ended December 31, 1999, and the year ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SI/BAKER, INC. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000, and for the ten months ended December 31, 1999, and the year ended February 28, 1999, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ KPMG LLP

                                            KPMG LLP


Allentown, Pennsylvania
February 28, 2001

SI/BAKER, INC.
Balance Sheets
December 31, 2000 and December 31, 1999
  (In Thousands, Except Share Data)

                                                            December 31,           December 31,
                                                                2000                   1999
                                                        -------------------     ------------------
Assets
------

Current assets:
   Cash and cash equivalents, principally time
     deposits.........................................        $ 4,681                 2,895

   Receivables:
     Trade............................................          1,001                 1,358
     Other receivables................................             65                   129
                                                                -----                 -----
       Total receivables..............................          1,066                 1,487
                                                                -----                 -----

   Costs and estimated earnings in excess of billings.          1,873                 2,159

   Deferred income tax benefits.......................            409                   391
   Prepaid expenses and other current assets..........             36                    53
                                                                -----                 -----
       Total current assets...........................          8,065                 6,985
                                                                -----                 -----

Machinery and equipment, at cost......................            222                   194
   Less:  accumulated depreciation....................            147                   121
                                                                -----                 -----
       Net machinery and equipment....................             75                    73
                                                                -----                 -----

Equipment leased to customer..........................            487                   487
   Less:  accumulated depreciation....................            487                   467
                                                                -----                 -----
       Net equipment leased to customer...............              -                    20
                                                                -----                 -----

Deferred income tax benefits..........................              8                    22
                                                                -----                 -----

       Total assets...................................        $ 8,148                 7,100
                                                                =====                 =====


                 See accompanying notes to financial statements.

SI/BAKER, INC.
Balance Sheets
December 31, 2000 and December 31, 1999
  (In Thousands, Except Share Data)

                                                              December 31,         December 31,
                                                                 2000                  1999
                                                           -----------------    ------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable:
     Trade...............................................     $   663                   739
     Affiliated companies................................          56                    64
                                                                -----                 -----
       Total accounts payable............................         719                   803
                                                                -----                 -----

   Customers' deposits and billings in excess of costs
     and estimated earnings..............................       1,459                 2,114
   Accrued salaries, wages, and commissions..............         358                   247
   Income taxes payable..................................         127                   143
   Accrued royalties payable.............................         766                   361
   Accrued product warranties............................       1,055                   842
   Accrued other liabilities.............................          88                    77
                                                                -----                 -----
       Total current liabilities.........................       4,572                 4,587
                                                                -----                 -----

Stockholders' equity:
   Common stock, $1 par value; authorized 1,000 shares;
     issued and outstanding 200 shares...................           -                     -
   Additional paid-in capital............................         200                   200
   Retained earnings.....................................       3,376                 2,313
                                                                -----                 -----
       Total stockholders' equity........................       3,576                 2,513
                                                                -----                 -----

       Total liabilities and stockholders' equity........     $ 8,148                 7,100
                                                                =====                 =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Operations
For the Year Ended December 31, 2000, for the Ten Months Ended December 31,
  1999, and for the Fiscal Year Ended February 28, 1999
    (In  Thousands, Except Share and Per Share Data)

                                             December 31,        December 31,        February 28,
                                                2000                1999                 1999
                                           ---------------     ---------------     ---------------
Net sales.............................        $  14,139             10,495               8,056
Cost of sales.........................           10,931              8,326               6,376
                                                 ------             ------              ------
   Gross profit on sales..............            3,208              2,169               1,680
                                                 ------             ------              ------

Selling, general and
   administrative expenses............            1,035                984                 920
Product development costs.............              161                200                 399
Royalty expense to parent companies...              566                420                 322
Interest income.......................             (177)               (85)                (17)
Interest expense......................                -                  4                  72
Other income, net.....................             (178)               (98)                (85)
                                                 ------             ------              ------
                                                  1,407              1,425               1,611
                                                 ------             ------              ------

Earnings before income taxes..........            1,801                744                  69
Income tax expense....................              738                313                  41
                                                 ------             ------              ------
     Net earnings.....................        $   1,063                431                  28
                                                 ======             ======              ======




SI/BAKER, INC.
Statements Of Stockholders' Equity
For the Year Ended December 31, 2000, for the Ten Months Ended December 31,
  1999, and for the Fiscal Year Ended February 28, 1999
    (In  Thousands, Except Share and Per Share Data)

                                                         Additional                     Total
                                            Common        Paid-In       Retained     Stockholders'
                                            Stock         Capital       Earnings        Equity
                                          -----------   -----------   -----------  ----------------
Balance at February 28, 1998..........      $   -           200           1,854          2,054
Net earnings..........................          -             -              28             28
                                              ---           ---           -----          -----
Balance at February 28, 1999..........          -           200           1,882          2,082
Net earnings..........................          -             -             431            431
                                              ---           ---           -----          -----
Balance at December 31, 1999..........          -           200           2,313          2,513
Net earnings..........................          -             -           1,063          1,063
                                              ---           ---           -----          -----
Balance at December 31, 2000..........      $   -           200           3,376          3,576
                                              ===           ===           =====          =====

                See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Cash Flows
For the Year Ended December 31, 2000, for the Ten Months Ended December 31,
  1999, and for the Fiscal Year Ended February 28, 1999
    (In  Thousands, Except Share and Per Share Data)

                                               December 31,        December 31,       February 28,
                                                   2000                1999               1999
                                              ---------------     ---------------    ---------------
Cash flows from operating activities:
   Net earnings...........................       $ 1,063                431                 28
   Adjustments to reconcile net earnings to
     net cash provided by operating
     activities:
       Depreciation of machinery and
         equipment and leased equipment...            46                123                152
   Changes in operating assets and
     liabilities:
       Receivables........................           421                409              1,036
       Costs and estimated earnings in
         excess of billings...............           286                357                747
       Inventories........................             -                  -                118
       Deferred income taxes..............            (4)              (104)                35
       Prepaid expenses and other current
         assets...........................            17                 83               (118)
       Other assets.......................             -                 95                (38)
       Accounts payable...................           (84)               278               (502)
       Customers' deposits and billings in
         excess of costs and estimated
         earnings.........................          (655)             1,010               (636)
       Accrued salaries, wages, and
         commissions......................           111                156               (322)
       Income taxes payable...............           (16)               143                (44)
       Accrued royalties payable..........            405               152                (79)
       Accrued product warranties.........            213               182               (139)
       Accrued other liabilities..........             11                67                (33)
       Deferred compensation..............              -              (123)                12
                                                    -----             -----              -----
         Net cash provided by operating
           activities.....................          1,814             3,259                217
                                                    -----             -----              -----

Cash flows from investing activities:
   Additions to machinery and equipment...            (28)              (18)               (51)
                                                    -----             -----              -----

Cash flows from financing activities:
   Repayment of notes payable to
     bank.................................              -              (500)              (400)
                                                    -----             -----              -----

Increase (decrease) in cash
   and cash equivalents...................          1,786             2,741               (234)
Cash and cash equivalents,
   beginning of year......................          2,895               154                388
                                                    -----             -----              -----
Cash and cash equivalents,
   end of year............................       $  4,681             2,895                154
                                                    =====             =====              =====

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
       Income taxes.......................       $    759                 2                324
                                                    =====             ======             =====
       Interest...........................       $      -                  3                71
                                                    =====             ======             =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Notes To Financial Statements


Note 1:       Organization, Description of Business, and Summary of
-------       -----------------------------------------------------
              Significant Accounting Policies
              -------------------------------

Organization, Description of Business, and Concentration of Credit Risk
-----------------------------------------------------------------------

   During March 1993, Paragon Technologies, Inc. and Automated Prescription Systems, Inc. formed a joint venture, SI/BAKER, INC. (the "Company" or "joint venture"). On September 29, 1998, McKesson HBOC, Inc. [NYSE:MCK], a healthcare supply management company, announced the completion of its acquisition of Automated Prescription Systems, Inc. Automated Prescription Systems, Inc. was renamed McKesson Automated Prescription Systems, Inc. ("McKesson APS"). The joint venture draws upon the automated materials handling systems experience of Paragon Technologies, Inc. and the automated pill counting and dispensing products of McKesson APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
   The Company designs and installs computer controlled, fully automated, integrated systems for managed care and central fill pharmacy operations. The Company's systems are viewed as labor saving devices which address the issues of improved productivity and cost reduction. Systems can be expanded as customers' operations grow and they may be integrated with a wide variety of components to meet specific customer needs.
   Although the Company is not dependent on any single customer, much of its revenue is derived from contracts to design and install systems for managed care and central fill pharmacy operations for North American corporations and the federal government. In the year ended December 31, 2000, three customers accounted for revenues of $4,024,000, $3,045,000, and $2,175,000, respectively. In the ten months ended December 31, 1999, two customers accounted for revenues of $3,608,000 and $2,700,000, respectively. In the fiscal year ended February 28, 1999, two customers accounted for revenues of $2,671,000 and $928,000, respectively. No other customer accounted for over 10% of revenues.
   The Company's systems are sold on a fixed price basis. Contract terms provide for progress payments and the buyer withholds a portion of the purchase price until the system has met contractual specifications. As of December 31, 2000, two customers owed the Company $614,000 and $103,000, respectively. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

Fiscal Year
-----------
   On November 4, 1999, the Board of Directors of the Company approved an amendment to the Company's Bylaws to change the fiscal year end from the last day of February to December 31. The year ended December 31, 2000 consisted of twelve months. For the year ended December 31, 1999, the fiscal year consisted of ten months. Prior to the change in the Bylaws, the fiscal year ended February 28, 1999 consisted of twelve months.

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

Sales Contracts
---------------
   Revenues on sales contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of estimates of the percentage of completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. That portion of the total contract price is accrued, which is allocable to contract expenditures incurred and work performed, on the basis of the ratio of aggregate costs to date to the most recent estimate of total costs at completion. Installation is an integral part of most systems sold by the Company and is not sold or billed separately. As these contracts may extend over one or more fiscal years, generally no more than two fiscal years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.
   The Company believes that it has the ability, as demonstrated by its estimating history, to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its sales contracts, including both typical and more complex systems.

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

Recently Issued Accounting Pronouncements
-----------------------------------------
   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." The statement will be adopted in 2001. It is not expected that the adoption of this statement will have a material impact on the Company's financial statements.


Note 2:    Uncompleted Contracts
-------    ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows at December 31, 2000 and December 31, 1999 (in thousands):

                                                                December 31,        December 31,
                                                                    2000                1999
                                                              -----------------    ----------------
Costs incurred on uncompleted contracts...................        $ 24,770             29,048
Estimated earnings........................................           7,041              7,713
                                                                    ------             ------
                                                                    31,811             36,761
Less:  billings to date...................................          31,397             36,716
                                                                    ------             ------
                                                                  $    414                 45
                                                                    ======             ======

Included in accompanying balance sheets
under the following captions:
   Costs and estimated earnings in excess
     of billings..........................................        $  1,873              2,159
   Customers' deposits and billings in excess
     of costs and estimated billings......................          (1,459)            (2,114)
                                                                    ------             ------
                                                                  $    414                 45
                                                                    ======             ======


Note 3:    Short-Term Bank Borrowings and Compensating Balances
-------    ----------------------------------------------------

   On March 4, 1996, the Company established a Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the $3,000,000 Facility, the Company's parent companies have each provided a limited guarantee and surety in the amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. The Facility contains various covenants and requires the maintenance of a net worth ratio. The Company was in compliance with all covenants during the year ended December 31, 2000. The Facility has an expiration date of August 31, 2001.
   As of December 31, 2000, there was no debt outstanding under the Facility. Interest on the Facility is at the Bank's prime rate of interest minus one percent (8.5% as of December 31, 2000) or the LIBOR-based rate plus one and three-quarters percent.

SI/BAKER, INC.
Notes To Financial Statements


Note 4:    Employee Benefit Plan
-------    ---------------------

   The Company has a multi-faceted defined contribution Retirement Savings Plan. Employees age 21 and above with at least one year of service are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company contributes 2% of base pay to each eligible salaried employee's account and, in addition, matches 50% of the first 4% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions determined annually by the Board of Directors. Total expense for the Retirement Savings Plan was $48,000, $67,000, and $47,000, for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999, respectively.


Note 5:    Income Taxes
-------    ------------

   The provision for income tax expense (benefit) consists of the following (in thousands):

                                           For the Year         For the Ten         For the Fiscal
                                          Ended December       Months Ended           Year Ended
                                             31, 2000        December 31, 1999     February 28, 1999
                                         -----------------   ------------------    ------------------
Federal  - current..................          $ 594                 322                     5
         - deferred.................             (3)                (83)                   28
                                                ---                 ---                   ---
                                                591                 239                    33
                                                ---                 ---                   ---

State    - current..................            148                  95                     1
         - deferred.................             (1)                (21)                    7
                                                ---                 ---                   ---
                                                147                  74                     8
                                                ---                 ---                   ---
                                              $ 738                 313                    41
                                                ===                 ===                   ===


   A reconciliation between the U. S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                           For the Year         For the Ten         For the Fiscal
                                          Ended December       Months Ended           Year Ended
                                             31, 2000        December 31, 1999     February 28, 1999
                                         -----------------   ------------------    ------------------

Computed tax expense at
  statutory rate of 34%.............          $ 612                  253                   23
Increase in taxes resulting from:
   State income taxes,
     net of federal benefit.........             97                   49                    5
   Miscellaneous items..............             29                   11                   13
                                                ---                  ---                  ---
                                              $ 738                  313                   41
                                                ===                  ===                  ===

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 5:    Income Taxes (Continued)
-------    ------------

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and December 31, 1999 are presented below (in thousands):

                                                               December 31,          December 31,
                                                                   2000                  1999
                                                            ------------------    -------------------
Deferred tax assets:
   Accruals of book costs, not yet
     deductible for tax purposes......................            $ 420                  408
   Machinery and equipment, principally
     due to differences in depreciation...............                9                   22
                                                                    ---                  ---
       Total gross deferred tax assets................              429                  430
                                                                    ---                  ---

Deferred tax liabilities:
   Other..............................................               12                   17
                                                                    ---                  ---
       Total gross deferred tax liabilities...........               12                   17
                                                                    ---                  ---
       Net deferred tax asset.........................            $ 417                  413
                                                                    ===                  ===

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2000.


Note 6:    Royalties
-------    ---------

   In April 1996, a competitor filed suit against the Company and its parents, alleging that certain of the products of the Company infringed a patent held by the competitor.
   On December 20, 1996, a Settlement Agreement was reached between the Company, its parents, and the competitor. The competitor dismissed the action and granted a license to the Company for certain of its products. In exchange for the license, the Company agreed to dismiss its counterclaims and pay the competitor a per system royalty. On December 31, 1996, the Company satisfied a $600,000 liability under the Settlement Agreement relative to systems installed to date.
   The term of the Settlement Agreement continues until the expiration of the competitor's patent; however, the Company's status as sole licensee remained in effect until December 31, 2000, and all orders related to licensed products received by the Company after December 31, 2000 are not subject to royalty payments. Royalty expense under this agreement is charged to cost of sales.


Note 7:    Commitments
-------    -----------

   Total rental expense, including short-term leases, for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999 approximated $88,000, $74,000, and $66,000, respectively.
   Future minimum rental commitments at December 31, 2000 under operating leases for office space is as follows:

                       2001...........................$ 72,000
                       2002...........................  30,000

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 8:    Related Party Transactions
-------    --------------------------

   The Company has entered into various transactions with affiliated entities as follows (in thousands):

(a)  McKesson Automated Prescription
     Systems, Inc. (50% Stockholder):

                                                           December 31,           December 31,
    Balance Sheets Data                                       2000                    1999
                                                       -------------------    -------------------
      Amount included in trade receivables...........         $  6                    130
       Amount included in other receivables..........           45                     56
       Amount included in costs and estimated
         earnings in excess of billings..............          179                    155
       Amount included in accounts payable...........           22                      -
       Amount included in accrued royalties payable..           68                     31
       Amount included in accrued other liabilities..           27                     50

                                             For the Year       For the Ten        For the Fiscal
                                                Ended          Months Ended          Year Ended
                                             December 31,      December 31,         February 28,
    Statements of Operations Data                2000              1999                 1999
                                            ---------------  ------------------  ------------------
      Sales of systems and services.....         $ (55)             216                 259
       Systems and services purchased for
         resale under various subcontracts         265              115                 193
       Royalty expense to parent companies         283              210                 161
       Other income - royalty income....           172               95                  87

(b)  Paragon Technologies, Inc.
     (50% Stockholder):

                                                           December 31,           December 31,
    Balance Sheets Data                                       2000                    1999
                                                       -------------------    -------------------
      Amount included in trade receivables...........         $  -                     21
      Amount included in accounts payable............           34                     64
      Amount included in accrued royalties
         payable.....................................           68                     31

                                             For the Year       For the Ten        For the Fiscal
                                                Ended           Months Ended         Year Ended
                                             December 31,       December 31,        February 28,
    Statements of Operations Data                2000               1999                1999
                                            ---------------   -----------------   -----------------
      Systems and services purchased for
         resale under various subcontracts       $ 593               237                 463
       Systems and services sold under
         various subcontracts...........             1                60                   -
       Purchase of administrative and
         other services.................           106               116                 113
       Royalty expense to parent companies         283               210                 161

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 9:    Supplemental Prior Period Comparable Data (Unaudited)
-------    -----------------------------------------

   Information for the ten-month period comparable to the ten months ended December 31, 1999 is as follows:

                                                                             ($000's)
                                                                           (Unaudited)
                            SI/BAKER, INC.                          March 1- December 31, 1998
                            -------------                           --------------------------
         Net sales.........................................                  $ 6,681
         Cost of sales.....................................                    5,287
                                                                               -----
            Gross profit on sales..........................                    1,394
                                                                               -----

         Selling, general and administrative expenses......                      755
         Product development costs.........................                      301
         Royalty expense to parent companies...............                      267
         Interest expense..................................                       64
         Interest income...................................                       (9)
         Other income, net.................................                      (45)
                                                                               -----
                                                                               1,333

         Earnings before income taxes......................                       61
         Income tax expense................................                       29
                                                                               -----
         Net earnings......................................                  $    32
                                                                               =====

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PARAGON TECHNOLOGIES, INC.



Dated:   March 30, 2001               By   /s/ Elmer D. Gates
                                           -------------------------------------
                                           Elmer D. Gates
                                           Chairman of the Board of Directors




Dated:   March 30, 2001               By   /s/ William R. Johnson
                                           ------------------------------------
                                           William R. Johnson
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.



Dated:   March 30, 2001            /s/ Elmer D. Gates
                               --------------------------------------------
                                   Elmer D. Gates
                                   Chairman of the Board of Directors



Dated:   March 30, 2001            /s/ William R. Johnson
                               -------------------------------------------------
                                   William R. Johnson
                                   President & Chief Executive Officer, Director



Dated:   March 30, 2001            /s/ Ronald J. Semanick
                               -------------------------------------------------
                                   Ronald J. Semanick
                                   Vice President-Finance, Chief Financial
                                     Officer and Treasurer, and Secretary
                                   (Principal Accounting and Financial Officer)



Dated:   March 30, 2001            /s/ Leon C. Kirschner
                               -------------------------------------------------
                                   Leon C. Kirschner
                                   Corporate Vice President, and
                                    President of Ermanco Incorporated, Director



Dated:   March 30, 2001            /s/ L. Jack Bradt
                               -------------------------------------------------
                                   L. Jack Bradt
                                   Director



Dated:   March 30, 2001            /s/ Michael J. Gausling
                               -------------------------------------------------
                                   Michael J. Gausling
                                   Director



Dated:   March 30, 2001            /s/ Steven Shulman
                               -------------------------------------------------
                                   Steven Shulman
                                   Director

                                  EXHIBIT INDEX


21     -  SUBSIDIARIES OF THE REGISTRANT

23.1   -  CONSENT OF INDEPENDENT AUDITORS

23.2   -  CONSENT OF INDEPENDENT AUDITORS RELATING TO SI/BAKER, INC.

99     -  CAUTIONARY STATEMENT