Form 10-K/A
period 2000-12-31
PARAGON TECHNOLOGIES INC
filed 2001-04-30
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the year ended:                                      Commission file number:
 December 31, 2000                                               1-15729


                           PARAGON TECHNOLOGIES, INC.
             (Exact Name Of Registrant As Specified In Its Charter)


             Pennsylvania                              22-1643428
             ------------                              ----------
   (State Or Other Jurisdiction of          (I.R.S. Employer Identification No.)
            Incorporation)

 600 Kuebler Road, Easton, Pennsylvania                                 18040
 --------------------------------------                                 -----
(Address Of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:                 610-252-7321

Securities registered pursuant to Section 12(b) of the Act:

                                                             Name of Exchange
             Title of Class                                on Which Registered
---------------------------------------                  -----------------------
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

     This annual report on Form 10-K amends the annual report on Form 10-K previously filed by Paragon Technologies, Inc. on March 30, 2001 to include required disclosures pertaining to Item 10, Item 11, Item 12, and Item 13.


                                     PART I
                                     ------


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

     Automated Guided Vehicle ("AGV") Systems. On April 13, 1999, the Company
     ----------------------------------------
acquired all of the outstanding common stock of Modular Automation Corp. ("MAC"). The acquired Automated Guided Vehicle ("AGV") products and personnel were integrated into the Company's existing Easton, Pennsylvania facility.
     The Company abandoned the MAC AGV product line in 1999, but the Company continues to supply parts, service, and rehab business of the AGV product line associated with AGV technology from its acquisition of BT Systems eight years earlier.
     In previous years, SI Systems has supplied Sideloading Forklift, Backloading Forklift, Unit Load, Platform, and Towing Automated Guided Vehicle Systems. Automated Guided Vehicle Systems sales, as a percent of total sales, were 0.0%, 0.5%, and 5.2% for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999, respectively.

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

Order Picking, Fulfillment, and Replenishment Systems
-----------------------------------------------------

     Dispen-SI-matic(TM) and Automated Picking/Replenishment Solutions
     -----------------------------------------------------------------
     Automation of the order selection process to pick customers' orders with accuracy, speed, and minimum human interface has been a challenge facing the materials handling industry for quite some time. Dispen-SI-matic(TM) offers an ideal solution for reducing inefficiencies, labor-intensive methods, and long-time deliveries where high volume of small orders must be picked and fulfilled.
     SI Systems offers a variety of Dispen-SI-matic(TM) models for automated order selection, where volume, speed, and efficiency are of the essence. The Pick-to-Belt, Totes Through, and Buckets Through are solutions that provide ultra-high throughput for loose-pick individual items. Additionally, the Dispen-SI-matic(TM) allows a package to be dispensed directly into a tote, thus achieving accuracy of order picking and fulfillment every time.
     The "P4"(TM) automated, single unit order picking system, is an additional product offering. An advantage of P4(TM) is its ability to pick and convey products in a single file with consistent orientation to a downstream secondary process. The system can be configured for different package sizes.
     SI Systems provides automated picking and replenishment solutions that complement Dispen-SI-matic(TM), thus offering the Company's customers a comprehensive solution in order picking and fulfillment where volume of orders are processed with a high degree of accuracy. These highly sophisticated systems require customization tailored to each individual customer's requirements. SI Systems personnel are well known for their creativity, innovation, and understanding customers' needs in order to achieve the ultimate solution.
     A typical Dispen-SI-matic(TM) and automated picking and replenishment system requires approximately six to nine months to engineer, manufacture, and install.

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

                               Sales and Marketing
                               -------------------
     Sales of SI Systems' products in the United States and Canada are made through SI Systems' internal sales personnel and external independent sales representatives, specializing in materials handling equipment. SI Systems' independent sales representatives, by agreement, may not sell competitive systems. The systems are sold on a fixed price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the customer until the system has been accepted. Customers include major manufacturers and distributors of a wide variety of products, as well as several agencies of the U.S. Government, which accounted for revenues of $8,157,000 in the aggregate for the year ended December 31, 2000, technology organizations, and national retail chains. A significant amount of business is derived from existing customers through the sale of additional systems to repetitive customers, additions to existing systems, plus parts and service. The Company is not substantially dependent upon any one customer.
     Ermanco sells its products primarily through a worldwide network of approximately 90 experienced materials handling equipment distributors and licensees. The distributors locate opportunities that they may fulfill themselves by purchasing products and/or services from Ermanco and take the order in their name, acting as the system integrator, or they may elect to have Ermanco assume the role of system integrator. In the latter case, Ermanco will negotiate the contract with the end user and assume total system responsibility, providing the distributor with a "finder's fee." Ninety percent of Ermanco's volume is orders processed by distributors, and ten percent of the volume is orders processed with the end user. Depending upon the distribution channel that is used, the typical number of competitors on any particular project varies. As the Ermanco product line and available services expand, the quality and size of the distributors that pursue opportunities on behalf of Ermanco is increasing, bringing better and larger opportunities to the Company's attention. Ermanco services and supports these distributors and licensees through its Michigan-based corporate headquarters and five regional U.S. based sales offices. Licensees are located in India, Japan, and the Republic of South Africa, with global partners in Malaysia and Ireland. Ermanco's customers include several Fortune 500 corporations throughout the world. In 1998, Ermanco created the Ermanco Systems Division which supplies complete systems, utilizing the latest in controls technology and software to integrate Ermanco products with products of other manufacturers and to manage the system integration. Ermanco's products and services are sold on a fixed price basis. In the year ended December 31, 2000, one customer accounted for revenues of $10,979,000. Generally, contract terms are net 30 days for product sales, with progressive payments for system-type projects.

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

     The significant patents pertain mainly to the following areas: vehicles and carrier design, loading and unloading products, speed and precision control, track design and assembly, accumulation of vehicles, and simultaneous order requests processing equipment. Cartrac(R), Robolite(R), Robodrive(R), Lo-Tow(R), XenoROL(R), EWX100(R), and AccuROL(R) are registered trademarks of the Company. Roborail(TM), IntelliROL(TM), XcelSORT(TM), Command Systems Software(TM), Dispen-SI-matic(TM), "P4"(TM), NBS 30(TM), and NBS 90(TM) are trademarks of the Company.
     During the fiscal year ended March 3, 1991, the Company entered into a 10-year licensing agreement with Robotrac, Inc. (a subsidiary of Heico, Inc.) of Lisle, Illinois whereby SI Systems markets and manufactures Robotrac products, systems, and services along with the Company's complete line of materials handling solutions. Under the terms of the licensing agreement, the Company pays royalties to Robotrac, Inc. based on net sales of Cartrac(R) products and services. Prior to termination of the license agreement on November 1, 2000, SI Systems exercised its option to purchase the assets licensed and is no longer required to pay royalties to Robotrac on future sales of Cartrac(R) products and services. Royalty expense relating to the licensing agreement for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999 was $185,000, $146,000, and $286,000,
respectively.
     During the fiscal year ended February 25, 1990, the Company entered into a renewable five-year licensing agreement with Knapp to acquire the exclusive right to sell, engineer, manufacture, and install the Dispen-SI-matic(TM) product throughout North America. The licensing agreement, which is automatically renewable for additional one-year terms, extended through August 22, 1997; however, an amendment to the original licensing agreement was made effective April 29, 1997. The amendment, also with a term of five years and automatically renewable for additional one-year terms, retains many of the salient features of the original licensing agreement with the exception of a change from an exclusive right to a non-exclusive right and a reduction in royalties due Knapp for sales of the Dispen-SI-matic(TM) product by the Company. Under terms of the licensing agreement, the Company pays royalties to Knapp based on the number of dispensers per system with a minimum payment applicable to each system. Royalty expense relating to the Knapp licensing agreement for the year ended December 31, 2000, for the ten months ended December 31, 1999, and for the fiscal year ended February 28, 1999 was $47,000, $8,000, and $57,000, respectively.
     Ermanco currently has license agreements with three foreign companies. These agreements typically permit the licensee to manufacture conveyors using Ermanco's technology. Royalties are received based on sales volume. Royalty income received from the license agreements in the year ended December 31, 2000 was approximately $108,000.
     It is the Company's policy to require its professional and technical employees and consultants to execute confidentiality agreements at the time that they enter into employment or consulting relationships with the Company. These agreements provide that all confidential information developed by, or known to, the individual during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreement provides that all inventions conceived by the individual during his tenure at the Company will be the exclusive property of the Company.

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

                                    Employees
                                    ---------
     As of December 31, 2000, SI Systems employed 106 persons in the United States. Its staff included 2 executive employees, 78 office employees, including salespersons, draftspersons and engineers, and 26 production personnel. The production personnel are a collective bargaining group. The current union contract expires on May 4, 2003.
     As of December 31, 2000, Ermanco employed 182 persons in the United States. Included in that total are 3 executives, 81 office employees, and 98 manufacturing employees. All manufacturing employees are collective bargaining personnel. The current collective bargaining agreement expires on May 31, 2003.
     Paragon Technologies, Inc. employs 2 executives.
     The Company provides life insurance, major medical insurance, retirement programs, and paid vacation and sick leave benefits, and considers its relations with employees to be satisfactory.


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

                                     PART II
                                     -------


Item 5.       Market For The Registrant's Common Stock And Related
-------       ----------------------------------------------------
              Security Holder Matters
              -----------------------

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

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------
fluctuations. For these reasons, cash liquidity beyond a twelve-month period is difficult for the Company to forecast with reasonable accuracy.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the restrictive covenants associated with the financing obtained from the Company's principal bank, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. The Company did not have any material capital commitments as of December 31, 2000.

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

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Results of Operations - For The Year Ended December 31, 2000 Compared To The
----------------------------------------------------------------------------
Ten Months Ended December 31, 1999 (Continued)
----------------------------------

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

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Results of Operations - For The Year Ended December 31, 2000 Compared To The
----------------------------------------------------------------------------
Ten Months Ended December 31, 1999 (Continued)
----------------------------------
     Goodwill and other asset impairment of $561,000 for the ten months ended December 31, 1999 represented the write-off of certain long-lived assets, primarily goodwill, associated with the elimination of the Automated Guided Vehicle product line related to the acquisition of Modular Automation Corp.
     Employee severance and termination benefits of $337,000 represented a restructuring initiative whereby approximately sixteen engineering and administrative employees were separated from the Company in the year ended December 31, 2000, as compared to employee severance and termination benefits of $323,000 whereby approximately ten executive, engineering, and administrative employees were separated from the Company in the ten months ended December 31, 1999. No material liability remains for these benefits as of December 31, 2000.
     Interest expense of $1,633,000 was higher by $1,189,000 in the year ended December 31, 2000 than in the ten months ended December 31, 1999. The increase in interest expense was primarily attributable to the term debt and subordinated notes issued in connection with the Ermanco acquisition which was completed on September 30, 1999.
     Interest income of $397,000 was higher by $267,000 in the year ended December 31, 2000 compared to the ten months ended December 31, 1999. The increase in interest income was attributable to the higher level of funds available for short-term investments.
     Equity in income of joint ventures represents the Company's proportionate share of its investments in the SI-Egemin and SI/BAKER joint ventures that are being accounted for under the equity method. The net favorable variance of $205,000 for the year ended December 31, 2000 in the equity in income of joint ventures was comprised of a favorable variance of $316,000 attributable to the SI/BAKER joint venture and an unfavorable variance of $111,000 attributable to the SI-Egemin joint venture. The favorable variance of $316,000 for the year ended December 31, 2000 in the equity in income of SI/BAKER joint venture was attributable principally to increased sales of approximately $3,644,000 and an increase in the gross profit percentage of 2%. The increase in sales for the year ended December 31, 2000 compared to the ten months ended December 31, 1999 was primarily due to expanded product offerings released to market in late 1999. The unfavorable variance of $111,000 for the year ended December 31, 2000 in the equity in income of the SI-Egemin joint venture was attributable to additional start-up costs. The SI-Egemin joint venture was initiated in July 1999.
     The favorable variance of $354,000 in other income, net, for the year ended December 31, 2000 as compared to the ten months ended December 31, 1999 was primarily attributable to an increase of revenue-based royalty income from the Company's SI/BAKER joint venture and license agreements related to international conveyor system sales.
     The Company recognized income tax expense of $2,233,000 during the year ended December 31, 2000 compared to the income tax benefit of $1,394,000 during the ten months ended December 31, 1999. Income tax expense for the year ended December 31, 2000 was generally recorded at statutory federal and state tax rates. The income tax benefit recognized for the ten months ended December 31, 1999 represented the carryback of losses experienced during the ten months ended December 31, 1999 against prior year income. The income tax benefit recognized for the ten months ended December 31, 1999 was negatively impacted by the write-off of goodwill of Modular Automation Corp., which was not deductible.
     The total backlog of orders at December 31, 2000 was approximately $22,913,000. During the year ended December 31, 2000, the Company received orders totaling approximately $63,534,000.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Results of Operations - For The Ten Months Ended December 31, 1999 Compared to
----------------------------------------------------------------------------
the Fiscal Year Ended February 28, 1999
---------------------------------------
     The Company's net loss for the ten months ended December 31, 1999 was $2,780,000 compared to net earnings of $1,378,000 for the fiscal year ended February 28, 1999. Contributing to the net loss for the ten months ended
December 31, 1999 were cost overruns associated with four contracts of $3,000,000, severance charges of $323,000, and the write-off of certain long-lived assets of $561,000.
     Net sales of $41,108,000 for the ten months ended December 31, 1999 increased 3.9% compared to net sales of $39,573,000 for the fiscal year ended February 28, 1999. The sales increase of $1,535,000 was comprised of Ermanco's contribution to product sales approximating $7,664,000, offset by a decrease in SI Systems' sales of approximately $6,129,000 for the shortened fiscal year, when compared to the fiscal year ended February 28, 1999. Since Ermanco was purchased on September 30, 1999, there were no Ermanco sales recorded in the twelve months ended February 28, 1999. Therefore, Ermanco sales from October 1, 1999 through December 31, 1999 represented an increase when compared to the prior fiscal year. Although SI Systems' total sales declined $6,129,000 during the ten months ended December 31, 1999, SI Systems' Lo-Tow(R) sales of approximately $15,350,000 rose approximately $4,750,000 when compared to the fiscal year ended February 28, 1999 due primarily to progress made on contracts with a government agency. Offsetting the impact of Ermanco and the increase in SI Systems' Lo-Tow(R) sales during the ten months ended December 31, 1999 was a decrease in sales of approximately $10,875,000 across SI Systems' other product lines, with the majority of the decrease relating to sales of the Cartrac(R), Sortation, Order Picking, Fulfillment, and Replenishment, and Automated Guided Vehicle (AGV) product lines. SI Systems' business is dependent upon a limited number of large contracts with certain customers. This dependence can cause unexpected fluctuations in sales volume. Along with sales recognized on the percentage of completion accounting method, the monthly rate of new orders can also vary substantially, causing fluctuations in the current backlog of orders and future revenue recognition. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors, such as the current economy, current interest rates, and future expectations.
     Gross profit as a percentage of sales was 10.0% for the ten months ended December 31, 1999 compared to 22.0% for the fiscal year ended February 28, 1999. The decrease in the gross profit percentage for the ten months ended December 31, 1999 was primarily attributable to significant cost overruns on four projects, competitive pricing pressures, as well as to first time inefficiencies associated with the development of enhanced Order Picking, Fulfillment, and Replenishment products related to these projects. The cost overruns associated with these contracts resulted in approximately $8,700,000 in sales with $11,700,000 in related cost of sales during the ten months ended December 31, 1999. SI Systems had accrued the estimated costs to completion for the four projects incurring cost overruns. Estimates relative to loss contracts, which the Company experienced to an unusual extent in the period ended December 31, 1999, were inherently more difficult to make than those in which the contracts proceed according to original expectations. Uncertainty exists with respect to the resources required to accomplish the contractual scope of work dealing with the final integration of state-of-the-art automated materials handling systems. Consequently, while the Company believes the full effect of both projected and presently incurred cost overruns had been accrued as of December 31, 1999, current estimates may need to be revised as additional information becomes available. However, in the process of completing these contracts, SI Systems has developed additional proprietary products and services to sell in various marketplaces. Also contributing to the higher gross profit percentage in the fiscal year ended February 28, 1999 was the favorable performance on several contracts, principally for SI Systems' higher margin proprietary products, initiated in the prior year, that were completed during the fiscal year ended February 28, 1999.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Results of Operations - For The Ten Months Ended December 31, 1999 Compared to
----------------------------------------------------------------------------
the Fiscal Year Ended February 28, 1999 (Continued)
---------------------------------------
     Selling, general and administrative expenses of $6,806,000 were higher by $453,000 in the ten months ended December 31, 1999 than in the fiscal year ended February 28, 1999. The increase of $453,000 was comprised of additional cost of operations totaling approximately $1,300,000 related to Ermanco, offset by a decrease in selling, general and administrative expenses of approximately $847,000 for the shortened fiscal period when compared to the fiscal year ended February 28, 1999. Partially offsetting the decrease in selling, general and administrative expenses was approximately $325,000 in costs associated with the appointment of a new President and CEO and the addition of corporate purchasing resources aimed at establishing global procurement capabilities which develop supplier relationships that provide a competitive advantage. Since Ermanco was purchased on September 30, 1999, there were no selling, general and administrative expenses associated with the Ermanco operation for the twelve months ended February 28, 1999. The $1,300,000 of expenses related to Ermanco was associated with the addition of usual and customary expenses pertaining to Ermanco's selling, general and administrative expenses, such as salaries, fringe benefits, and marketing and product promotion.
     Product development costs of $301,000 were lower by $177,000 for the ten months ended December 31, 1999 than in the fiscal year ended February 28, 1999. Development programs in the ten months ended December 31, 1999 included enhancements to the Lo-Tow(R) and Order Picking, Fulfillment, and Replenishment product lines with efforts directed towards unit picking techniques and automated replenishment. Development programs in the fiscal year ended February 28, 1999 included enhancements to SI Systems' product controls and features, and improvements to the Order Picking, Fulfillment, and Replenishment product line.
     Amortization of goodwill represented costs associated with the acquisition of Modular Automation Corp. and Ermanco Incorporated. Goodwill amortization expense associated with the acquisitions of Modular Automation Corp. and Ermanco Incorporated totaled approximately $93,000 and $116,000, respectively for the ten months ended December 31, 1999.
     Goodwill and other asset impairment of $561,000 for the ten months ended December 31, 1999 represented the write-off of certain long-lived assets, primarily goodwill, associated with the elimination of the Automated Guided Vehicle product line related to the acquisition of Modular Automation Corp.
     Employee severance and termination benefits of $323,000 represented a restructuring initiative whereby approximately ten executive, engineering, and administrative employees were separated from the Company.
     Interest expense of $444,000 was higher by $424,000 in the ten months ended December 31, 1999 than in the fiscal year ended February 28, 1999. The increase in interest expense was primarily attributable to the term debt and subordinated notes issued in connection with the Ermanco acquisition which was completed on September 30, 1999.
     Interest income of $130,000 was lower by $36,000 in the ten months ended December 31, 1999 compared to the fiscal year ended February 28, 1999. The decrease in interest income was attributable to the lower level of funds available for short-term investments.
     Equity in income of joint ventures represents the Company's proportionate share of its investments in the SI-Egemin and SI/BAKER joint ventures that are being accounted for under the equity method. The net favorable variance of $116,000 for the ten months ended December 31, 1999 in the equity in income of joint ventures was comprised of a favorable variance of $201,000 attributable to the SI/BAKER joint venture and an unfavorable variance of $85,000 attributable to the SI-Egemin joint venture. The favorable variance of $201,000 for the ten months ended December 31, 1999 in the equity in income of SI/BAKER joint venture was attributable to its increased sales of approximately $10,495,000, as compared to the comparable prior fiscal year of approximately $8,056,000, plus a reduction of $199,000 in product development

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

Results of Operations - For The Ten Months Ended December 31, 1999 Compared to
----------------------------------------------------------------------------
the Fiscal Year Ended February 28, 1999 (Continued)
---------------------------------------
expenses, and an increase of $136,000 in interest income, net. The majority of the increase in sales for the ten months ended December 31, 1999 compared to the twelve months ended February 28, 1999 was due to a significant amount of progress made on a contract for an automated pharmacy system. This particular contract was awarded to SI/BAKER during the ten months ended December 31, 1999 and accounted for approximately $3,300,000 of sales during the ten-month period ended December 31, 1999. Partially offsetting the favorable variance were SI/BAKER's increases of (1) $98,000 in revenue-based royalty costs due to the parent companies, and (2) $64,000 in selling, general and administrative expenses.
     The unfavorable variance of $85,000 for the ten months ended December 31, 1999 in the equity in income of the SI-Egemin joint venture was attributable to start-up costs. The SI-Egemin joint venture was initiated in July 1999.
     The unfavorable variance of $107,000 in other income, net, was primarily attributable to an increase of approximately $115,000 in miscellaneous taxes and license fees. Partially offsetting the unfavorable variance was an increase of approximately $50,000 in revenue-based royalty income related to the SI/BAKER joint venture.
     The Company recognized an income tax benefit of $1,394,000 during the ten months ended December 31, 1999 compared to the incurrence of income tax expense of $856,000 during the fiscal year ended February 28, 1999. The income tax benefit recognized for the ten months ended December 31, 1999 represented the carryback of current fiscal year losses against prior year income. Income tax expense for the fiscal year ended February 28, 1999 was generally recorded at statutory federal and state tax rates. The income tax benefit recognized for the ten months ended December 31, 1999 was negatively impacted by the write-off of goodwill of Modular Automation Corp. which is not deductible.
     The total backlog at December 31, 1999 was approximately $23,685,000. During the ten months ended December 31, 1999, the Company received orders totaling approximately $38,996,000.


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



                                    I N D E X
                                    ---------


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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Acquisition of Ermanco Incorporated (Continued)
-----------------------------------
   In 2000, the Company paid additional costs of $45,000 in connection with the acquisition, and $186,000 to satisfy a purchase price adjustment contingency. There are no remaining contingent arrangements that may result in additional payments by the Company under the Stock Purchase Agreement. The acquisition required a net cash outlay of $2,264,000.
   The acquisition was accounted for as purchase in accordance with APB No. 16 and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The amount of the excess of cost over fair value of net assets acquired associated with the acquisition was $18,710,000 and is being amortized over a period of 40 years.
   On the basis of a pro forma consolidation of the results of operations of Ermanco, as if the acquisition had taken place on March 1, 1999 and March 2, 1998, respectively, the following unaudited pro forma financial results for the ten months ended December 31, 1999 and for the fiscal year ended February 28, 1999 are as follows (in thousands, except per share amounts):


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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Revenue Recognition (Continued)
-------------------
The cost overruns associated with these contracts resulted in approximately $8,700,000 in sales with $11,700,000 in related cost of sales during the ten months ended December 31, 1999. As of December 31, 1999, the Company had accrued the estimated costs to completion for these four projects.
   During 2000, the Company had $1,491,000 of revenue associated with these contracts, with an additional loss of $743,000. By December 31, 2000, the Company had obtained customer acceptance for 96% of these contracts, which were now in their warranty periods, which periods continue through various dates, concluding in the second quarter of 2002. The Company believes that its warranty accruals and previously established remaining contract accruals for these projects will be adequate to meet any related remaining obligation of the Company.
   Revenues on other sales of parts or equipment are recognized when title transfers pursuant to shipping terms. There are no installation or customer acceptance aspects of these sales.

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
                                               =====                =====                 ====

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and December 31, 1999 are presented below (in thousands):

                                                              December 31,         December 31,
                                                                  2000                 1999
                                                            -----------------    -----------------
Deferred tax assets:
   Net operating and built-in loss carryforward (expiring
     through 2007)........................................      $   307                  410
   Inventories, principally due to book reserves not yet
     deductible for tax purposes, and additional costs
     inventoried for tax purposes pursuant to uniform
     capitalization rules.................................          495                  473
   Accrued warranty costs.................................          331                  328
   Accrued pension costs..................................          183                  174
   Accruals for other book expenses, not yet deductible
     for tax purposes.....................................        1,544                1,341
                                                                  -----                -----
       Total gross deferred tax assets....................        2,860                2,726
       Less:  valuation allowance.........................            -                  102
                                                                  -----                -----
       Net deferred tax assets............................        2,860                2,624
                                                                  -----                -----

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(7)      Income Taxes (Continued)
---      ------------

                                                              December 31,         December 31,
                                                                  2000                 1999
                                                            -----------------    -----------------
Deferred tax liabilities:
   Plant and equipment, principally due to differences in
     depreciation.........................................         (143)                 (96)
   Amortization...........................................         (443)                 (76)
   Investment in SI/BAKER joint venture...................         (652)                (446)
   Other..................................................         (119)                 (62)
                                                                  -----                -----
       Total gross deferred tax liabilities...............       (1,357)                (680)
                                                                  -----                -----
       Net deferred tax assets............................      $ 1,503                1,944
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


(8)      Settlement of Litigation
---      ------------------------

   In April 1996, a competitor filed suit against the Company and its SI/BAKER joint venture, alleging that certain of the products of SI/BAKER infringed a patent held by the competitor.
   On December 20, 1996, a Settlement Agreement was reached between the Company, SI/BAKER, and the competitor. The competitor dismissed the action and granted a license to SI/BAKER for certain of its products. In exchange for the license, SI/BAKER agreed to dismiss its counterclaims and pay a royalty. On December 31, 1996, SI/BAKER satisfied a $600,000 liability under the Settlement Agreement relative to systems installed to date.
   The term of the Settlement Agreement continues until the expiration of the competitor's patent; however, SI/BAKER's status as sole licensee remained in effect until December 31, 2000, and all orders related to licensed products received by SI/BAKER after December 31, 2000 are not subject to royalty payments.


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
                                                           =====

   To complete the acquisition of Ermanco, the Company issued $3,000,000 in subordinated promissory notes to the stockholders of Ermanco. See Note 4 of the Notes to Consolidated Financial Statements for more information on the promissory notes issued to the fourteen stockholders of Ermanco, twelve of whom continue to be employees, and one is a director of the Company.
   Employment agreements were entered into with the Company's President and Chief Executive Officer and Ermanco's President and three other officers of its Ermanco subsidiary. Each of the agreements has varying terms, none of which exceeds three years. They provide for each party to receive guaranteed annual compensation during the term of the employment agreements, participate in bonus plans, plus usual and customary fringe benefits associated with being an employee of the Company.

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

For the year ended                               Automated Materials       Conveyor
December 31, 2000:                                Handling Systems         Systems        Total
-----------------                             ------------------------  -------------  -----------
Sales........................................        $ 29,649               34,657        64,306
Earnings before interest expense, interest
  income, equity in income of joint
  ventures, and income taxes.................           3,430                3,184         6,614
Total assets.................................          15,429               30,488        45,917
Capital expenditures.........................             151                  244           395
Depreciation and amortization expense........             428                  778         1,206

For the ten months ended                         Automated Materials       Conveyor
December 31, 1999                                 Handling Systems         Systems        Total
-----------------                             ------------------------  -------------  -----------
Sales........................................        $ 33,444                7,664        41,108
Earnings before interest expense, interest
  income, equity in income of joint
  ventures, and income taxes.................          (4,620)                 629        (3,991)
Total assets.................................          16,525               28,881        45,406
Capital expenditures.........................             206                   92           298
Depreciation and amortization
  expense....................................             430                  191           621

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(13)     Major Segments of Business (Continued)
-----    --------------------------

   Geographic segment information was as follows (in thousands):

For the year ended                                           Europe and
December 31, 2000                               Domestic        Asia       Canada       Total
-----------------                             ------------- ------------- ---------- ------------
Sales.........................................   $ 58,537       4,507        1,262      64,306
Earnings before interest expense, interest
   income, equity in income of joint
   ventures, and income
   taxes......................................      6,614           -            -       6,614
Total assets..................................     45,917           -            -      45,917
Capital expenditures..........................        395           -            -         395
Depreciation and amortization expense.........      1,206           -            -       1,206

   Intersegment sales for the year ended December 31, 2000 totaled $109,000.

For the ten months                                           Europe and
December 31, 2000                               Domestic        Asia       Canada       Total
------------------                            ------------- ------------- ---------- ------------
Sales.........................................   $ 39,574         864          670      41,108
Earnings before interest expense, interest
   income, equity in income of joint
   ventures, and income
   taxes......................................     (3,991)          -            -      (3,991)
Total assets..................................     45,406           -            -      45,406
Capital expenditures..........................        298           -            -         298
Depreciation and amortization expense.........        621           -            -         621

   Intersegment sales for the ten months ended December 31, 1999 totaled
$30,000.


(14)     Quarterly Financial Information (Unaudited)
-----    -------------------------------

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

                                    PART III
                                    --------


Item 10.      Directors and Executive Officers of the Registrant
--------      --------------------------------------------------

     Information concerning the Company's directors is as follows:

            Name, Other Positions or Offices With the Company                        Director
              and Principal Occupation for Past Five Years                             Since      Age
--------------------------------------------------------------------------------     --------     ---
L. Jack Bradt...................................................................        1958       73
L. Jack Bradt was the founder in 1958 and for 30 years President and CEO of SI
     Handling Systems,  Inc., renamed Paragon  Technologies,  Inc. shortly after the Company  acquired  Ermanco  Incorporated.  Mr. Bradt has continued as a director of the Company since its  inception.  Mr. Bradt served in the U.S.
     Marine   Corp   and   graduated    from   Cornell    University    with   a
     Mechanical/Industrial  Engineering Degree in 1953. After retiring CEO of SI
     Handling Systems, Inc., he taught in the MBA programs at Lehigh and Cornell
     Universities.   Most  recently,  he  was  director  of  Human  Services  in
     Northampton County, Pennsylvania. He is active as a director in a number of local, state, and national organizations  involved in business,  education, human services, and government.

Elmer D. Gates..................................................................       1996        71
ElmerD. Gates is the Chairman of the Board of the Company.  Mr. Gates retired in
     1999 as Vice Chairman of Fuller Company  ("Fuller") and previously held the positions of Chairman,  President, CEO, and COO of Fuller. Prior to joining
     Fuller  in  1982  as  President  and  Chief  Operating  Officer,  he  had a
     thirty-one  year  career  with  General  Electric  Corp.  He has a B.S.  in
     Mechanical  Engineering from Clarkson  College.  Mr. Gates is a director of
     PPL  Corporation,  Embassy  Bank,  the Lehigh Valley  Economic  Development
     Corporation, and President of the Lehigh Valley Partnership. He is a former director of Ambassador Bank.

Michael J. Gausling.............................................................       1995        43
Michael J. Gausling is the President and Chief Operating  Officer and a director of  OraSure  Technologies,  Inc.,  which was formed  through  the merger of
     Epitope Inc. and STC  Technologies,  Inc.  ("STC") in September  2000.  Mr.
     Gausling is a co-founder of STC and served as Chairman of STC's Board since
     1996,  President and Chief Executive  Officer since 1990, and a director of
     STC since 1987.  Mr.  Gausling was Executive  Vice  President,  Finance and
     Operations at STC from 1987 to 1990. Prior to forming STC, Mr. Gausling had been employed in the area of corporate  finance at Procter and Gamble.  Mr.
     Gausling received his B.S.M.E.  from Rensselaer  Polytechnic  Institute and his  M.B.A.  in Finance  from  Miami  University.  Mr.  Gausling  is also a director of Keystone Savings Bank.

            Name, Other Positions or Offices With the Company                        Director
              and Principal Occupation for Past Five Years                             Since      Age
--------------------------------------------------------------------------------     --------     ---
William R. Johnson..............................................................       1999        54
William R. Johnson is the President and Chief Executive  Officer of the Company.
     Mr.  Johnson joined the Company as President in March 1999 and in July 1999
     was promoted to Chief Executive  Officer.  Before joining the Company,  Mr.
     Johnson was with Reliance Electric, a Rockwell  International  business. He joined  Reliance  Electric  in 1977 as Manager of A C  Engineering  and, in
     1979, managed Reliance's large motor engineering  efforts.  In 1981, he was appointed Plant Manager of the Kings Mountain,  North Carolina facility. In
     1986, he became General Manager of the Engineered Motor Division. From 1993
     to  1995,  Mr.   Johnson  was  the  former  General   Manager  of  Rockwell
     Automation's  Engineered  Motors and  Generators  Business and from 1995 to
     1998, he was the Senior Vice  President of Rockwell  Automation's  Reliance
     Electric  Motor  Group.  Mr.  Johnson  received  his  Bachelor's  degree in
     Electrical  Engineering  from  Michigan  Technological  University  and his
     M.B.A. from the College of St. Thomas. Mr. Johnson has served on the boards of a number of community organizations.

Leon C. Kirschner...............................................................       1999        60
Leon C.  Kirschner is the Corporate  Vice President of the Company and President
     of Ermanco  Incorporated  since 1983. From 1968 to 1983, Mr.  Kirschner was the Senior Vice President of W&H Systems. Mr. Kirschner began his career in
     1961 as an engineer at Celanese  Plastics,  and from 1963 to 1968 he worked for  P.P.G.  Industries  as Plant  Engineer.  Mr.  Kirschner  received  his
     Bachelor's  degree in Engineering from Stevens  Institute of Technology and his M.B.A. from New York University.

Steven Shulman..................................................................       1999        60
Steven Shulman, an investment banker with over 30 years of experience, began his career in 1967 with Burnham & Company.  From 1970 to 1984,  Mr. Shulman was the Senior Vice President of Corporate  Development at Wheelabrator.  Since
     1984,  Mr. Shulman has been an investment  banker through his  wholly-owned company, The Hampton Group, and Latona Associates,  Inc. where he serves as
     Managing Director.  Currently, Mr. Shulman is a shareholder and director in a diversified group of companies,  including Corinthian Directory,  Terrace
     Food Group, Inc., C3i Inc., and Beacon Capital Partners,  Inc. In addition, he serves as Chairman of Terrace Food Group, Inc. Mr. Shulman is a graduate of Stevens Institute of Technology where he received a Bachelor's degree in
     Mechanical Engineering and a Master's degree in Industrial Management.  Mr.
     Shulman  serves as Vice  Chairman  of the  Board of  Stevens  Institute  of
     Technology.  Mr. Shulman was also a director of Ermanco Incorporated at the time of its acquisition by the Company on September 30, 1999.

     The names, ages, and offices with the Company of its executive officers are as follows:

          Name               Age                          Office
          ----               ---                          ------
William R. Johnson            54      President and Chief Executive Officer, Director

Leon C. Kirschner             60      Corporate Vice President, President - Ermanco, Director

Ronald J. Semanick            39      Vice President - Finance, Chief Financial Officer,
                                         Treasurer and Secretary

William J. Casey              57      Executive Vice President of SI Systems


     Information regarding Messrs. Johnson and Kirschner is provided above.
     Mr.  Semanick  was  appointed  Vice  President - Finance,  Chief  Financial
Officer, and Treasurer of the Company on May 10, 2000, and was appointed Secretary of the Company by the Board of Directors on July 13, 1994. Previously, Mr. Semanick held the positions of Controller, Manager of Financial Accounting, Senior Financial Accountant, and Financial Accountant. Prior to joining the Company in 1985, Mr. Semanick was employed as a Certified Public Accountant by Arthur Andersen & Company of Philadelphia, Pennsylvania.
     Mr. Casey was appointed Executive Vice President of SI Systems on November 10, 1999, and previously held the position of Vice President - Production & Assembly Systems. He has served SI Systems in several capacities, including Vice President - Sales, Director - Field Sales, Estimating Supervisor, Manager of Lo-Tow(R) Systems, and Mid-Atlantic Regional Sales Manager. Mr. Casey joined SI Systems in February 1965.

     All executive officers hold office at the pleasure of the Board of Directors.


           SECTION 16(a) -- BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
           ----------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Forms 3, 4, and 5, we believe that all filings required to be made by the reporting persons for the year ended December 31, 2000 were made on a timely basis.

Item 11.      Executive Compensation
--------      ----------------------

     Set forth below is certain information relating to compensation received by the Company's Chief Executive Officer and the other most highly compensated executive officers (the "Named Executive Officers"). No other executive officers earned over $100,000 in salary and bonus in the year ended December 31, 2000.

                           Summary Compensation Table
                           --------------------------

                                                                            Long
                                                                            Term
                                                                            Comp.
                                                                           ------
                                                                           Awards
                          Fiscal                                           ------
                           Year                            Other Annual     Stock      All Other
                          Ended       Salary      Bonus    Compensation    Options    Compensation
   Name and Position       (1)        ($)(2)       ($)        ($)(3)       (#)(4)        ($)(5)
----------------------   --------    --------   --------   ------------    -------    ------------
William R. Johnson       12/31/00    $255,000   $421,132       $4,920        80,000     $  14,713
   President and         12/31/99     166,154     50,000        3,690        40,000       150,000
   Chief Executive
   Officer (6)

Leon C. Kirschner        12/31/00     260,238     64,065        7,457        50,000         1,600
   Corporate Vice        12/31/99      63,250     35,316        2,395        25,000             -
   President and
   President of
   Ermanco
   Incorporated (7)

William J. Casey         12/31/00     125,000    113,810        4,920        30,000        10,211
   Executive Vice        12/31/99      82,885     25,000        4,100        10,000         3,315
   President of          02/28/99      88,876     20,000        4,920         3,354         6,325
   SI Systems

Ronald J. Semanick       12/31/00      88,787     78,446        3,143        25,000         7,579
   Vice President -      12/31/99      58,391      4,000            -         2,000         2,336
   Finance, Chief        02/28/99      63,071      5,000            -         1,000         4,346
   Financial Officer,
   and Treasurer (8)

----------------------------------

(1) On September 30, 1999, the Board of Directors of Paragon Technologies, Inc. (the "Company") approved an amendment to Article 1, Section 1.03 of the Company's Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December 31. For the year ended December 31, 2000, the fiscal year consisted of twelve months. For the year ended December 31, 1999, the fiscal year consisted of ten months. Prior to the change in the Company's Bylaws, the fiscal year ended February 28, 1999 consisted of 52 weeks.

(2) This column includes employee pre-tax contributions to the Company's 401(k) Retirement Savings Plans.

(3) This column consists of an auto allowance of $410 per month for the business usage of personal automobiles for Messrs. Johnson, Casey, and Semanick, and also automobile benefits for Mr. Kirschner.

(4) Options become exercisable in increments of 25% on the anniversary date of the grant. Thus at the end of four years the options are fully exercisable. Currently, all options have a term of five years. All stock option amounts have been adjusted to reflect stock splits and dividends.



(5) This column includes the amounts expensed for financial reporting purposes for Company contributions to the Company's 401(k) Retirement Savings Plans pertaining to basic, matching, and profit sharing contributions, and also includes relocation costs of $150,000 relating to Mr. Johnson during the ten months ended December 31, 1999.

(6) Mr. Johnson became President and a Director of the Company on March 29, 1999 and Chief Executive Officer of the Company on July 21, 1999. Based on the consideration of the Company exceeding its planned basic earnings per share goal during the year ended December 31, 2000, Mr. Johnson was awarded a bonus of $421,132. In accordance with the Company's Management Incentive Plan, Mr. Johnson's bonus included cash up to his base salary of $255,000 and 18,562 shares of the Company's common stock issued under the Company's 1997 Equity Compensation Plan, valued at $166,132 based upon the closing price of $8.95 of the Company's common stock on March 8, 2001, the award date of the bonus. The Company withheld 6,172 shares of the Company's common stock for the payment of applicable taxes.

(7) Mr. Kirschner joined the Company upon the acquisition of Ermanco Incorporated on September 30, 1999, and was appointed as Director and Corporate Vice President of the Company and President of Ermanco Incorporated.

(8) Mr. Semanick was appointed Vice President - Finance, Chief Financial Officer, and Treasurer of the Company on May 10, 2000. His fiscal year 2000 remuneration above represents total compensation for the entire fiscal year of 2000.


Stock Options Granted to Named Executive Officers During The Year Ended December 31, 2000

     The following table sets forth certain information regarding options for the purchase of the Company's common stock that were awarded to the Named Executive Officers during the year ended December 31, 2000.

                Option Grants in the Year Ended December 31, 2000
                -------------------------------------------------

                                                                                    Potential
                                                                                   Realizable
                                       % of Total                                Value at Assumed
                                       Granted to                                  Annual Rates
                                       Employees                                  of Stock Price
                                      In The Year                                Appreciation for
                          Options        Ended      Exercise                      Option Term (2)
                          Granted       December      Price     Expiration     -------------------
          Name          (#) (1) (2)     31, 2000    ($/Share)      Date         5% ($)    10% ($)
------------------      -----------   -----------   ---------   ----------     -------   ---------
William R. Johnson        40,000         11.3%       $7.0625     02/09/05      $78,050   $172,469
                          40,000         11.3%        6.6250     11/02/05       73,215    161,785

Leon C. Kirschner         25,000          7.1%        7.0625     02/09/05       48,781    107,793
                          25,000          7.1%        6.6250     11/02/05       45,759    101,116

William J. Casey          15,000          4.3%        7.0625     02/09/05       29,269     64,676
                          15,000          4.3%        6.6250     11/02/05       27,455     60,669

Ronald J. Semanick        10,000          2.8%        5.8750     05/10/05       16,232     35,867
                          15,000          4.3%        6.6250     11/02/05       27,455     60,669

------------------------------------

(1) Options vest at a rate of twenty-five percent (25%) per year on the first four (4) anniversaries of the grant dates, or will immediately vest upon a change in control of the Company.

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


Stock Options Exercised During The Year Ended December 31, 2000 and Held by Named Executive Officers as of December 31, 2000.

     The following table sets forth certain information regarding options for the purchase of the Company's common stock that were exercised and/or held by the Company's Named Executive Officers during the year ended December 31, 2000.

         Aggregated Option Exercises in the Year Ended December 31, 2000
                           And Year-End Option Values
                           --------------------------

                                                           Number of                Value of
                                                         Shares Covered           Unexercised
                              # of                       By Unexercised           In-The-Money
                             Shares                        Options at              Options at
                            Acquired                    December 31, 2000      December 31, 2000
                               On           Value          Exercisable/            Exercisable/
         Name              Exercise (1)   Realized       Unexercisable (1)        Unexercisable
------------------         -----------    --------      -----------------      -----------------

William R. Johnson              -         $     -         10,000/110,000        $     0/92,500

Leon C. Kirschner               -               -           6,250/68,750              0/57,813

William J. Casey                -               -           9,877/40,827          1,250/34,688

Ronald J. Semanick              -               -           2,125/27,375              0/41,875

(1)   All common shares, stock options, and price per share figures have been adjusted to reflect stock splits and dividends.


Employment Agreement with William R. Johnson

     The Company entered into an executive employment agreement with William R. Johnson, its President and CEO, commencing on March 29, 1999. Terms of the employment agreement include a base salary of not less than $216,000 per year. The employment agreement entitles Mr. Johnson to participate in the Company's Management Incentive Plan that provides for the opportunity to receive a bonus as a percentage of base salary then in effect, based on the achievement of earnings targets as defined for each fiscal year by the Board of Directors. Effective January 1, 2000, the Board of Directors increased Mr. Johnson's base salary to $255,000 per year.

     The Company has the right to terminate Mr. Johnson's employment with or without cause. Cause is defined as any material breach of the employment agreement, disloyalty to the Company, willful misconduct, conviction of a felony or other criminal act. Mr. Johnson has the right to terminate the employment agreement voluntarily. The employment agreement may also be terminated upon a change in control of the

Company. The employment agreement provides for severance benefits of one year's base salary in the event of termination of Mr. Johnson's employment for termination without cause, or in the event of termination upon a change in control.

     Other benefits normally made available by the Company to executive officers, including participation in any health plan, retirement savings plan, and receipt of a monthly auto allowance are also made available to Mr. Johnson under the employment agreement.


Employment Agreement with Leon C. Kirschner

     The Company entered into a three-year employment agreement with Leon C. Kirschner, a former shareholder of Ermanco Incorporated, on October 1, 1999. Effective October 1, 1999, in accordance with the employment agreement, Mr. Kirschner was appointed Corporate Vice President and a director of the Company and President of Ermanco Incorporated. Terms of the employment agreement include a base salary of not less than $253,000 per year. The employment agreement entitles Mr. Kirschner to participate in the Ermanco Management Incentive Plan that provides for the opportunity to receive a bonus based upon the achievement of sales, income, and cash generation goals set forth in the Ermanco Plan. Effective August 31, 2000, the Board of Directors increased Mr. Kirschner's base salary to $261,852 per year.

      The Company has the right to terminate Mr. Kirschner's employment with or without cause. Cause is defined as any material breach of the employment agreement, disloyalty to the Company, willful misconduct, conviction of a felony or other criminal act. Mr. Kirschner has the right to terminate the employment agreement voluntarily. The employment agreement may also be terminated upon a change in control of the Company. The employment agreement provides for severance benefits of up to 18 months base salary in the event of termination upon a change in control, and up to 18 months base salary, average annual bonus, and fringe benefits in the event of termination without cause.

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

     The Company permits its directors, at their election, to defer receipt of payment of directors' fees. During the year ended December 31, 2000, $53,800 of directors' fees was deferred. Deferred directors' fees accrue interest at the prime rate of interest charged by the Company's principal bank or may be invested in units equivalent to shares of common stock of the Company. During the year ended December 31, 2000, distributions under the Directors' Deferred Compensation Plan totaled $100,708.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is comprised of Mr. Gausling, Chairman, and Messrs. Bradt, Gates and Shulman. Mr. Bradt was formerly the CEO of the Company, and is currently Chairman of the Audit Committee.


Item 12.      Security Ownership of Management and Certain Beneficial Owners
--------      --------------------------------------------------------------

     The following table sets forth certain information as of March 30, 2001 (unless otherwise noted) regarding the ownership of common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director or nominee of the Company, (iii) by the executive officers of the Company named in the Summary Compensation Table included elsewhere in this Proxy Statement, and (iv) by all current executive officers and directors of the Company as a group. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                                       Right to
                                      Number of         Acquire
                                       Shares        Under Options                       Phantom
                                     Beneficially     Exercisable        Percentage       Stock
Beneficial Owner                        Owned        Within 60 Days     of Class (1)    Units (2)
----------------                     ------------    --------------     -----------     ---------

Emerald Advisers, Inc. (3).........     838,523               -            19.91%              -
   1703 Oregon Pike
   Suite 101
   Lancaster, PA  17601

L. Jack Bradt (4)..................     351,324               -             8.34%              -
   10 Ivy Court
   Easton, PA  18045

Elmer D. Gates (5).................      28,400               -                           11,709

Michael J. Gausling................           -               -                            7,092

William R. Johnson.................      22,390          30,000             1.24%              -

Leon C. Kirschner..................     163,987          12,500             4.18%              -

Steven Shulman.....................     186,459               -             4.43%              -

William J. Casey...................        9,864          14,465                                -

Ronald J. Semanick.................        2,989           4,875                                -

All current directors and
   executive officers as a
   group (8 persons) (4) (5).......      765,413          61,840           19.36%         18,801

------------------------------------







(1) The percentage for each individual, entity or group is based on the aggregate number of shares outstanding as of March 30, 2001 (4,210,959) and all shares issuable upon the exercise of outstanding stock options held by each individual or group that are presently exercisable or exercisable within 60 days after March 30, 2001. Percentages of less than one percent are not shown.

(2) The Phantom Stock Units represent the investment of deferred directors' fees in units equivalent to shares of common stock of the Company. Benefits under the Paragon Technologies, Inc. Directors' Deferred Compensation Plan may be paid in cash or in shares of common stock of the Company at the election of the directors upon retirement.

(3)  This information is presented in reliance on information disclosed in a
     Schedule 13G filed with the Securities and Exchange Commission on February 5, 2001.

(4) Includes 45,883 shares held by members of Mr. Bradt's immediate family. Mr. Bradt disclaims beneficial ownership of such shares.

(5) Includes 2,000 shares held by members of Mr. Gates' immediate family. Mr. Gates disclaims beneficial ownership of such shares.


Item 13.      Certain Relationships and Related Transactions
--------      ----------------------------------------------

   To complete the acquisition of Ermanco on September 30, 1999, the Company issued $3,000,000 in subordinated promissory notes to the stockholders of Ermanco, including notes in the amounts of $1,382,861 and $1,001,382 to Steven Shulman and Leon C. Kirschner, respectively. Both Mr. Shulman and Mr. Kirschner are directors of the Company, and Mr. Kirschner also serves as the president of Ermanco. Note 4 of the Notes to Consolidated Financial Statements provides additional information regarding the promissory notes issued to the fourteen stockholders of Ermanco, twelve of whom continue to be employees of Ermanco.

   Ermanco, a wholly-owned subsidiary of the Company, has its principal office and manufacturing facility located in a 113,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company of which Leon C. Kirschner, a director of the Company and the president of Ermanco, is a member. The leasing agreement requires fixed monthly rentals of $30,153 (with annual increases of 2.5%) plus a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004.

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

       3.  Exhibits:
           2.1 Stock Purchase Agreement dated as of August 6, 1999 among SI Handling Systems, Inc., Ermanco Incorporated, and the stockholders of Ermanco Incorporated (incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarterly period ended August 29, 1999).
           3.1 Amended and Restated Articles (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended August 31, 1997).
           3.2      Amended and Restated Bylaws (filed herewith).
           3.3 Articles of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 on Form 8-K, filed April 7, 2000).
           4.1 Form of Subordinated Promissory Note payable to the Stockholders of Ermanco Incorporated dated September 30, 1999 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 15, 1999).
           10.1 Revolving Credit Agreement dated July 22, 1993 (incorporated by reference to Exhibit 10.1 to Annual Report on Form
                    10-K for the fiscal year ended February 26, 1995).
           10.2 Amendment to Revolving Credit Agreement dated April 28, 1995 (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended
                    February 26, 1995).
           10.4 1992 Incentive Stock Option Plan, Amended and Restated, Effective as of July 16, 1997* (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended August 31, 1997).
           10.5 Executive Officer Incentive Plan* (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.6 Directors' Deferred Compensation Plan* (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-8 [No. 333-10181]).
           10.7     1997 Equity Compensation Plan* (incorporated by reference to
                    Exhibit 10.7 to the Company's Registration Statement on Form S-8 [No. 333-36397]).

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

   (c) Exhibits 3.2, 21, 23, and 99 are filed with this report.

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

                                      PARAGON TECHNOLOGIES, INC.



Dated:   April 30, 2001               By   /s/ Elmer D. Gates
                                           ------------------------------------
                                           Elmer D. Gates
                                           Chairman of the Board of Directors




Dated:   April 30, 2001               By   /s/ William R. Johnson
                                           ------------------------------------
                                           William R. Johnson
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.



Dated:   April 30, 2001            /s/ Elmer D. Gates
                               --------------------------------------------
                                   Elmer D. Gates
                                   Chairman of the Board of Directors



Dated:   April 30, 2001            /s/ William R. Johnson
                               -------------------------------------------------
                                   William R. Johnson
                                   President & Chief Executive Officer, Director



Dated:   April 30, 2001            /s/ Ronald J. Semanick
                               -------------------------------------------------
                                   Ronald J. Semanick
                                   Vice President-Finance, Chief Financial
                                     Officer and Treasurer, and Secretary
                                   (Principal Accounting and Financial Officer)



Dated:   April 30, 2001            /s/ Leon C. Kirschner
                               -------------------------------------------------
                                   Leon C. Kirschner
                                   Corporate Vice President, and
                                    President of Ermanco Incorporated, Director



Dated:   April 30, 2001            /s/ L. Jack Bradt
                               -------------------------------------------------
                                   L. Jack Bradt
                                   Director



Dated:   April 30, 2001            /s/ Michael J. Gausling
                               -------------------------------------------------
                                   Michael J. Gausling
                                   Director



Dated:   April 30, 2001            /s/ Steven Shulman
                               -------------------------------------------------
                                   Steven Shulman
                                   Director

                                  EXHIBIT INDEX


3.2    -  AMENDED AND RESTATED BYLAWS

21     -  SUBSIDIARIES OF THE REGISTRANT

23.1   -  CONSENT OF INDEPENDENT AUDITORS

23.2   -  CONSENT OF INDEPENDENT AUDITORS RELATING TO SI/BAKER, INC.

99     -  CAUTIONARY STATEMENT