Form 10-Q
period 2001-03-31
PARAGON TECHNOLOGIES INC
filed 2001-05-14
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended March 31, 2001


                           Commission File No. 1-15729



                           PARAGON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)


                 Pennsylvania                                    22-1643428
------------------------------------------------             -------------------
        (State or Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)

         600 Kuebler Road, Easton, PA                              18040
------------------------------------------------             -------------------
   (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:             610-252-3205
                                                             -------------------




Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             Yes  X     No
                                                                   ---       ---

Number of shares of common stock, par value $1.00 per share, outstanding as of March 31, 2001: 4,210,959.
                ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
March 31, 2001 and December 31, 2000
     (In Thousands, Except Share Data)


                                                      March 31,     December 31,
                                                        2001            2000
                                                    ------------    ------------

Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits                                    $  7,515          7,925

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $69 as of March 31, 2001
       and $54 as of December 31, 2000)                  5,797          7,040
   Notes and other receivables                             301            301
                                                        ------         ------
       Total receivables                                 6,098          7,341
                                                        ------         ------

   Costs and estimated earnings in excess
     of billings                                         1,628          1,665
                                                        ------         ------

   Inventories:
     Raw materials                                       1,748          2,198
     Work-in-process                                       328            340
     Finished goods                                        529            508
                                                        ------         ------
       Total inventories                                 2,605          3,046
                                                        ------         ------

   Deferred income tax benefits                          2,326          2,326
   Prepaid expenses and other current assets               690            547
                                                        ------         ------
       Total current assets                             20,862         22,850
                                                        ------         ------

   Property, plant and equipment, at cost:
     Land                                                   27             27
     Buildings and improvements                          3,746          3,746
     Machinery and equipment                             6,483          6,341
                                                        ------         ------
                                                        10,256         10,114
     Less:  accumulated depreciation                    (7,505)        (7,334)
                                                        ------         ------
       Net property, plant and equipment                 2,751          2,780
                                                        ------         ------

   Investments in joint ventures                         2,028          2,000
   Excess of cost over fair value of net assets
    acquired, less amortization of $701 as of
     March 31, 2001 and $585 as of
     December 31, 2000                                  18,009         18,125
   Other assets, at cost less accumulated
     amortization of $64 as of March 31, 2001
     and $210 as of December 31, 2000                      159            162
                                                        ------         ------
       Total assets                                   $ 43,809         45,917
                                                        ======         ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
March 31, 2001 and December 31, 2000
     (In Thousands, Except Share Data)


                                                      March 31,     December 31,
                                                        2001            2000
                                                    ------------    ------------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt             $  1,782          1,521
   Accounts payable                                      3,983          4,412
   Customers' deposits and billings in excess
     of costs and estimated earnings for
     completed and uncompleted contracts                 4,625          4,446
   Accrued salaries, wages, and commissions                890          2,130
   Income taxes payable                                      -            369
   Accrued royalties payable                                81            253
   Accrued product warranties                              909            857
   Accrued pension and retirement
     savings plan liabilities                              610            688
   Accrued other liabilities                               705            517
                                                        ------         ------

       Total current liabilities                        13,585         15,193
                                                        ------         ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Term loan                                           9,000          9,775
     Subordinated notes payable                          3,000          3,000
     Other                                                 283              5
                                                        ------         ------
       Total long-term debt                             12,283         12,780
     Deferred income taxes payable                         719            823
     Deferred compensation                                 143            141
                                                        ------         ------
       Total long-term liabilities                      13,145         13,744
                                                        ------         ------

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and outstanding
       4,210,959 shares as of March 31, 2001
       and 4,194,869 shares as of
       December 31, 2000                                 4,211          4,195
     Additional paid-in capital                          7,002          6,882
     Retained earnings                                   6,029          5,903
     Accumulated other comprehensive loss,
       net of tax effect of $115                          (163)            -
                                                        ------         ------

       Total stockholders' equity                       17,079         16,980
                                                        ------         ------

       Total liabilities and stockholders' equity     $ 43,809         45,917
                                                        ======         ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2001 and March 31, 2000
     (In Thousands, Except Share And Per Share Data)


                                                          Three Months Ended
                                                    ----------------------------
                                                      March 31,       March 31,
                                                        2001            2000
                                                    ------------    ------------

Net sales                                            $   13,930          18,344
Cost of sales                                            10,337          13,912
                                                      ---------       ---------
Gross profit on sales                                     3,593           4,432
                                                      ---------       ---------

Selling, general and administrative
   expenses                                               2,941           2,390
Product development costs                                   199              49
Amortization of goodwill                                    117             117
Employee severance and
   termination benefits                                       -             337
Interest expense                                            364             421
Interest income                                            (114)            (61)
Equity in income of joint ventures                          (28)            (24)
Other income, net                                           (90)            (86)
                                                      ---------       ---------
                                                          3,389           3,143
                                                      ---------       ---------

Earnings before income taxes                                204           1,289
Income tax expense                                           78             517
                                                      ---------       ---------
Net earnings                                        $       126             772
                                                      =========       =========

Basic earnings per share                            $       .03             .18
                                                      =========       =========

Diluted earnings per share                          $       .03             .17
                                                      =========       =========

Weighted average shares outstanding                   4,198,892       4,184,878
Dilutive effect of stock options                         57,312           2,246
Dilutive effect of phantom stock units                   18,096          18,120
                                                      ---------       ---------
Weighted average shares outstanding
   assuming dilution                                  4,274,300       4,205,244
                                                      =========       =========

          See accompanying notes to consolidated financial statements.

-------       --------------------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2001 and March 31, 2000
     (In Thousands)


                                                          Three Months Ended
                                                       -------------------------
                                                       March 31,       March 31,
                                                         2001             2000
                                                       ---------       ---------

Net earnings                                             $ 126             772

Other comprehensive income (loss), net of tax:
   Cash flow hedge:
     Cumulative effect of adoption of FAS 133              (96)              -
     Net loss arising during the period                    (67)              -
                                                           ---             ---
       Net loss on cash flow hedge                        (163)              -
                                                           ---             ---

       Total other comprehensive loss                     (163)              -
                                                           ---             ---

       Comprehensive income (loss)                       $ (37)            772
                                                           ===             ===

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2001 and March 31, 2000
     (In Thousands, Except Share Data)



                                                          Three Months Ended
                                                       -------------------------
                                                       March 31,       March 31,
                                                         2001             2000
                                                       ---------       ---------

Cash flows from operating activities:
   Net earnings                                         $   126            772
   Adjustments to reconcile net earnings to
     net cash provided (used) by
     operating activities:
       Depreciation of plant and equipment                  171            150
       Amortization of intangibles                          126            133
       Gain on disposition of equipment                       -             (2)
       Equity in income of joint ventures                   (28)           (24)
       Issuance of 12,390 common shares
         as payment of employee's bonus                     111              -
       Change in operating assets and liabilities,
         net of effects of the acquisition of
         Ermanco Incorporated:
           Receivables                                    1,243         (3,657)
           Costs and estimated earnings in
              excess of billings                             37            151
           Inventories                                      441           (545)
           Deferred income tax benefits                       -              -
           Prepaid expenses and other current
              assets                                       (143)           232
           Other noncurrent assets                           (7)             1
           Accounts payable                                (429)           651
           Customers' deposits and billings in
              excess of costs and estimated
              earnings for completed and
              uncompleted contracts                         179         (1,913)
           Accrued salaries, wages, and
             commissions                                 (1,240)          (390)
           Income taxes payable                            (369)           535
           Accrued royalties payable                       (172)          (193)
           Accrued pension and retirement
              savings plan liabilities                      (78)            31
           Accrued product warranties                        52             50
           Accrued other liabilities                        188           (453)
           Deferred income taxes payable                     11              -
           Deferred compensation                              2            (20)
                                                          -----          -----
   Net cash provided (used) by
     operating activities                                   221         (4,491)
                                                          -----          -----

Cash flows from investing activities:
   Proceeds from the disposition of equipment                 -              2
   Additional consideration paid in connection
     with Ermanco acquisition                                 -           (231)
   Additions to property, plant and equipment              (142)          (115)
                                                          -----          -----
   Net cash used by investing activities                   (142)          (344)
                                                          -----          -----

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended March 31, 2001 and March 31, 2000
     (In Thousands, Except Share Data)



                                                          Three Months Ended
                                                       -------------------------
                                                       March 31,       March 31,
                                                         2001             2000
                                                       ---------       ---------

Cash flows from financing activities:
   Sale of common shares in connection with
     employee incentive stock option plan                    25              -
   Repayment of long-term debt                             (514)          (630)
                                                          -----          -----
       Net cash used by financing activities               (489)          (630)
                                                          -----          -----

   Decrease in cash and cash equivalents                   (410)        (5,465)
   Cash and cash equivalents,
     beginning of period                                  7,925          6,242
                                                          -----          -----
   Cash and cash equivalents,
     end of period                                      $ 7,515            777
                                                          =====          =====

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                         $   337            780
                                                          =====          =====
       Income taxes                                     $   465             36
                                                          =====          =====

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2001 and March 31, 2000


(1) The information contained in this Form 10-Q report is unaudited. In the opinion of management, the interim financial statements furnished reflect all adjustments and accruals that are necessary to a fair statement of results for the interim periods presented. The financial statements include the accounts of the Company and Ermanco Incorporated ("Ermanco"), a wholly owned subsidiary company, after elimination of intercompany balances and transactions. Results for interim periods are not necessarily indicative of results expected for the fiscal year. Refer to the Company's Form 10-K, as amended for the year ended December 31, 2000 for more complete financial information.

     On February 9, 2000, the Board of Directors of the Company approved an amendment to Article 1 of the Company's Articles of Incorporation to change the name of the Company from SI Handling Systems, Inc. to Paragon Technologies, Inc. ("Paragon" or the "Company"). Paragon consists of two separate brands: SI Systems (formerly referred to as "SI Easton") and Ermanco Incorporated ("Ermanco"). This amendment became effective on April 5, 2000.

     On March 9, 2000, the Company's common stock began trading on the American Stock Exchange (AMEX) under the symbol "PTG." Prior to this date, the Company's common stock was traded on The Nasdaq Stock Market under the symbol "SIHS."

(2)  SI/BAKER, INC.
     --------------
     Paragon Technologies, Inc., and McKesson Automated Prescription Systems, Inc. ("McKesson APS"), formerly known as Automated Prescription Systems, Inc., are co-venturers in a joint venture named SI/BAKER, INC. ("SI/BAKER" or the "joint venture"). The SI/BAKER joint venture draws upon the automated materials handling systems experience of Paragon Technologies, Inc. and the automated pill counting and dispensing products of McKesson APS to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.

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

     Schedule A contains the SI/BAKER, INC. financial statements. The information contained in the SI/BAKER, INC. financial statements is unaudited. In the opinion of management, the interim financial statements furnished reflect all adjustments and accruals that are necessary to a fair statement of results for the interim periods presented.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2001 and March 31, 2000


(3)  Ermanco Incorporated
     --------------------
     On September 30, 1999, the Company completed the acquisition of all of the outstanding common stock of Ermanco, which now operates as a wholly-owned subsidiary of the Company. Ermanco, headquartered in Spring Lake, Michigan, designs and installs complete conveying systems for a variety of manufacturing and warehousing applications. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, of which $1,551,000 was held in escrow ($801,000 was released in January 2000, and the remaining balance of $750,000 was released in March 2001), $3,000,000 in promissory notes payable to fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999. The Company financed $14,000,000 of the acquisition through term debt. The acquisition required a net cash outlay of $2,264,000.

     The acquisition was accounted for as a purchase in accordance with APB No. 16 and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The amount of excess of cost over fair value of net assets acquired associated with the acquisition was $18,710,000 and is being amortized over a period of 40 years.

(4)  Major Segments of Business
     --------------------------
     Operating segments are defined as components of an enterprise in which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company identified such segments based on both management responsibility and types of products offered for sale.

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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2001 and March 31, 2000


     Ermanco is a manufacturer of light to medium duty unit handling conveyor products, serving the materials handling industry through local independent distributors in North America. Ermanco also provides complete conveyor systems for a variety of applications, including distribution, and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontracted, and subcontracted installation services. The systems product line of Ermanco accounts for approximately 55% of Ermanco's total revenues, and the balance is from resale distribution.

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

Prior to the acquisition, the Company operated in one major market segment. With the addition of the Ermanco operations, the Company now operates in two major market segments, and products are sold worldwide as follows:

For the Three Months Ended                       Automated Materials     Conveyor
March 31, 2001 (In Thousands):                    Handling Systems       Systems        Total
----------------------------------------------   -------------------    ----------    ----------
Sales                                                 $  6,224             7,706        13,930
Earnings before interest expense, interest
  income, equity in income of joint
  ventures, and income taxes                               333                93           426
Total assets                                            13,906            29,903        43,809
Capital expenditures                                        49                93           142
Depreciation and amortization expense                      103               194           297

For the Three Months Ended                       Automated Materials     Conveyor
March 31, 2000 (In Thousands):                    Handling Systems       Systems        Total
----------------------------------------------   -------------------    ----------    ----------
Sales                                                 $  7,740            10,604        18,344
Earnings before interest expense, interest
  income, equity in income of joint
  ventures, and income taxes                               301             1,324         1,625
Total assets                                            13,354            30,261        43,615
Capital expenditures                                        25                90           115
Depreciation and amortization expense                      101               182           283

   Geographic segment information was as follows (in thousands):

For the Three Months Ended                             Europe and
March 31, 2001 (In Thousands):             Domestic       Asia        Canada        Total
---------------------------------------   ----------   ----------   ----------   ----------
Sales                                      $ 12,042       1,590         298        13,930
Earnings before interest expense,
  interest income, equity in income
  of joint ventures, and income taxes           426           -           -           426
Total assets                                 43,809           -           -        43,809
Capital expenditures                            142           -           -           142
Depreciation and amortization expense           297           -           -           297

   Intersegment sales for the three months ended March 31, 2001 totaled $0.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2001 and March 31, 2000


   Geographic segment information was as follows (in thousands):

For the Three Months Ended                             Europe and
March 31, 2000 (In Thousands):             Domestic       Asia        Canada        Total
---------------------------------------   ----------   ----------   ----------   ----------
Sales                                      $ 16,828       1,243         273        18,344
Earnings before interest expense,
  interest income, equity in income
  of joint ventures, and income taxes         1,625           -           -         1,625
Total assets                                 43,615           -           -        43,615
Capital expenditures                            115           -           -           115
Depreciation and amortization expense           283           -           -           283

   Intersegment sales for the three months ended March 31, 2000 totaled $3,000.

(5)  New Accounting Pronouncements
     -----------------------------
     Effective January 1, 2001, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (FAS 133). This standard requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The net cumulative effect of adopting FAS 133 as of January 1, 2001 was approximately a $96,000 loss to accumulated other comprehensive loss.

     The Company is exposed to market risk from changes in interest rates, and uses an interest rate swap to hedge this risk. The seven-year interest rate swap has a notional amount of $7,000,000 and is classified as a cash flow hedge of forecasted variable rate interest payments on a portion of the Company's term loan. Gains and losses on the interest rate swap are deferred in other comprehensive income. The fair value of the interest rate swap at March 31, 2001 was a liability of approximately $278,000.

     The Company uses derivative financial instruments as risk management tools and not for speculative purposes.

(6)  Other Comprehensive Loss
     ------------------------
     The separate components of other comprehensive loss are as follows (in thousands):

                                                       Gross     Tax Effect      Net
                                                       -----     ----------      ---

     Cumulative impact of
        adoption of FAS 133                            $ 165          69          96
     Other comprehensive loss                            113          46          67
                                                         ---         ---         ---
     Accumulated other comprehensive
        loss at March 31, 2001                         $ 278         115         163
                                                         ===         ---         ===

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents decreased to $7,515,000 at March 31, 2001 from $7,925,000 at December 31, 2000. The decrease resulted from the repayment of long-term debt of $514,000 and purchases of capital equipment totaling $142,000. Partially offsetting the decrease in cash and cash equivalents from these uses was cash provided by operating activities totaling $221,000 and proceeds of $25,000 from the sale of common stock in connection with the Company's Incentive Stock Option and Equity Compensation Plans. Funds used by operating activities during the three months ended March 31, 2000 were $4,491,000.
     On September 30, 1999, the Company completed the acquisition of all the outstanding common stock of Ermanco Incorporated ("Ermanco"). Ermanco, headquartered in Spring Lake, Michigan, designs and installs complete conveying systems for a variety of manufacturing and warehousing applications.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a new three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment, plus an amount equal to $2,500,000. This amount will be reduced by $625,000 every six months during the first two years of the line of credit facility until such amount reaches zero, minus the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of March 31, 2001, the Company did not have any borrowings under the line of credit facility.
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its bank. During the first two years of the term loan, the Company will repay equal quarterly payments of $312,500 plus accrued interest. After the second anniversary of the September 30, 1999 Closing Date, the Company will make equal quarterly payments of $575,000, plus interest. The interest rate on the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate, plus three percent (7.90%) as of March 31, 2001. The Company also entered into an interest rate swap agreement for fifty percent of the term loan to hedge the floating interest rate. The seven-year interest rate swap for $7,000,000 is at a fixed rate of 9.38%. On July 27, 2000, the Company prepaid, without penalty, $1,150,000 of the term loan with the variable interest rate. The prepayment consisted of two quarterly payments of $575,000 pertaining to the final year of the term loan.
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, and maintenance of certain financial ratios. The Company was in compliance with all covenants as of March 31, 2001.
     The Company also issued promissory notes to fourteen stockholders of Ermanco in the aggregate principal amount of $3,000,000. The notes have a term of seven years and bear interest at an annual rate of ten percent in years one through three, twelve percent in years four and five, and fourteen percent in years six and seven. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under its line of credit facility and term loan.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------
     On March 4, 1996, SI/BAKER established a line of credit facility (the "facility") with its principal bank (the "bank"). Under the terms of the $3,000,000 facility, SI/BAKER's parent companies, Paragon Technologies, Inc. and McKesson Automated Prescription Systems, Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the facility. As of March 31, 2001, SI/BAKER did not have any borrowings under the facility, and the facility expires effective August 31, 2001.
     The Company anticipates that its financial resources, consisting of borrowings under its credit facility, cash generated from operations, and term debt will be adequate to satisfy its future cash requirements through the next twelve months. Due to the unpredictability of future contract sales, the dependence upon a limited number of large contracts with certain customers, sales volume, as well as cash liquidity, may experience fluctuations. For these reasons, cash liquidity beyond a twelve-month period is difficult for the Company to forecast with reasonable accuracy.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the restrictive covenants associated with the financing obtained from the Company's principal bank, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. The Company did not have any material capital commitments as of March 31, 2001.


Results Of Operations
---------------------

Three Months Ended March 31, 2001 Versus Three Months Ended March 31, 2000
--------------------------------------------------------------------------
     Net sales of $13,930,000 for the three months ended March 31, 2001 decreased 24.1% compared to net sales of $18,344,000 for the three months ended March 31, 2000, primarily due to both a smaller backlog of orders at December 31, 2000 versus a larger backlog of orders at December 31, 1999 and the recent economic slowdown. The net sales decrease of $4,414,000 was comprised of a decrease in Ermanco's sales of approximately $2,898,000 and a decrease in SI Systems' sales of approximately $1,516,000 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. Ermanco's decline in sales was primarily due to the prior year comparable period containing a greater amount of sales related to a manufacturer of computer equipment in connection with projects that were completed in fiscal 2000. SI Systems experienced a decline in sales across several of its product lines, with the majority of the decrease in the Order Picking, Fulfillment, and Replenishment product line. Partially offsetting the decrease in SI Systems' sales across a majority of its product lines, was an increase in SI Systems Lo-Tow(R) sales of approximately $487,000. SI Systems' business is dependent upon a limited number of large contracts with certain customers. This dependence can cause unexpected fluctuations in sales volume. Along with sales recognized on the percentage of completion accounting method, the monthly rate of new orders can also vary substantially, causing fluctuations in the current backlog of orders and future revenue recognition. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors, such as the current economy, current interest rates, and future expectations.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

Three Months Ended March 31, 2001 Versus Three Months Ended March 31, 2000
--------------------------------------------------------------------------
(Continued)
     Gross profit, as a percentage of sales, was 25.8% for the three months ended March 31, 2001 compared to 24.2% for the three months ended March 31, 2000. The increase in the gross profit percentage for the three months ended March 31, 2001 was attributable to favorable performance on several contracts, principally SI Systems' higher margin proprietary products, initiated in the prior fiscal year that were completed during the three months ended March 31, 2001, along with the reversal of approximately $240,000 in previously established contract accruals due to changes in cost estimates. Gross profit on sales for the three months ended March 31, 2000 was unfavorably impacted by the recognition of approximately $1,125,000 in sales at no gross profit margin on three major contracts.
     Selling, general and administrative expenses of $2,941,000 were higher by $551,000 for the three months ended March 31, 2001 than in the three months ended March 31, 2000. The increase of $551,000 was comprised of approximately $185,000 in costs associated with the Company's enhanced sales and marketing efforts, and approximately $175,000 of expenses associated with employee terminations due to sluggishness associated with the recent economic slowdown. Also contributing to the increase in selling, general and administrative expenses during the three months ended March 31, 2001 was the result of the prior year comparable period containing a reduction in selling, general and administrative expenses of approximately $66,000 due to the reversal of previously recognized expenses associated with phantom stock units related to the Company's Directors' Deferred Compensation Plan.
     Product development costs of $199,000 were higher by $150,000 for the three months ended March 31, 2001 than in the three months ended March 31, 2000. Development programs in the three months ended March 31, 2001 included enhancements to the Company's Order Picking, Fulfillment, and Replenishment product line and also development efforts related to two new products, NBS 30(TM) and NBS 90(TM), narrow belt sorters, that were introduced in the materials handling marketplace during the first quarter of 2001. Development programs in the three months ended March 31, 2000 included enhancements to the Company's horizontal transportation and Order Picking, Fulfillment, and Replenishment product lines.
     Employee severance and termination benefits of $337,000 for the three months ended March 31, 2000 was associated with a restructuring initiative, whereby the Company separated approximately sixteen employees. There were no restructuring charges for the three months ended March 31, 2001.
     Interest expense of $364,000 was lower by $57,000 for the three months ended March 31, 2001 than in the three months ended March 31, 2000. The decrease in interest expense was primarily attributable to the reduced level of term debt due to principal prepayments.
     Interest income of $114,000 for the three months ended March 31, 2001 increased by $53,000, when compared to the three months ended March 31, 2000. The increase in interest income was primarily attributable to higher level of funds available for short-term investments during the three months ended March 31, 2001.
     The Company incurred income tax expense of $78,000 during the three months ended March 31, 2001, compared to income tax expense of $517,000 in the comparable prior year period. Income tax expense was generally recorded at statutory federal and state tax rates expected to apply for each fiscal year.
     The total backlog of orders at March 31, 2001 was approximately $17,850,000. During the three months ending March 31, 2001, the Company received orders totaling approximately $8,867,000.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Cautionary Statement
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission rules, regulations, and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Among other things, they regard the Company's acquisition activities, earnings, liquidity, financial condition, and certain operational matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will," "will likely," "are expected to," "will continue," "should," "project," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such "forward-looking statements": (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports; (2) as a result of risks and uncertainties associated with the Ermanco acquisition, including the failure to realize anticipated benefits of such acquisition, the failure to integrate Ermanco successfully with the Company, and any unforeseen complications related to the Ermanco acquisition; (3) as a result of risks associated with the Company's restructuring, including the failure to achieve anticipated operating savings, and the possibility that the restructuring charges will be greater than anticipated; (4) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth, competition, and certain costs increases; (5) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.


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

                          PART II -- OTHER INFORMATION
                          ----------------------------


Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

              (a)  Exhibits-- None.

              (b) No reports on Form 8-K were filed during the quarter ended
                  March 31, 2001.

Paragon Technologies, Inc. and Subsidiary





                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PARAGON TECHNOLOGIES, INC.



                                                  /S/ William R. Johnson
                                                  ------------------------------
                                                  William R. Johnson
                                                  President & CEO



                                                  /S/ Ronald J. Semanick
                                                  ------------------------------
                                                  Ronald J. Semanick
                                                  Chief Financial Officer





Dated:      May 14, 2001
         ------------------

                                                                      Schedule A
                                                                      ----------











                                 SI/BAKER, INC.

                              Financial Statements
                                 March 31, 2001

SI/BAKER, INC.
Balance Sheets (Unaudited)
March 31, 2001 and December 31, 2000
  (In Thousands, Except Share Data)



                                                      March 31,     December 31,
                                                        2001           2000
                                                    ------------    ------------
Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits                                     $ 4,081         4,681

Receivables:
   Trade                                                 2,487         1,001
   Other receivables                                        53            65
                                                         -----         -----
     Total receivables                                   2,540         1,066
                                                         -----         -----

Costs and estimated earnings
   in excess of billings                                 1,937         1,873
Deferred income tax benefits                               409           409
Prepaid expenses and other current
   assets                                                  283            36
                                                         -----         -----

     Total current assets                                9,250         8,065
                                                         -----         -----

Machinery and equipment, at cost                           233           222
Less:  accumulated depreciation                            155           147
                                                         -----         -----
   Net machinery and equipment                              78            75
                                                         -----         -----

Equipment leased to customer                                 -           487
Less:  accumulated depreciation                              -           487
                                                         -----         -----
   Net equipment leased to customer                          -             -
                                                         -----         -----

Deferred income tax benefits                                 8             8
                                                         -----         -----

     Total assets                                      $ 9,336         8,148
                                                         =====         =====

SI/BAKER, INC.
Balance Sheets (Unaudited)
March 31, 2001 and December 31, 2000
  (In Thousands, Except Share Data)



                                                      March 31,     December 31,
                                                        2001           2000
                                                    ------------    ------------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:

   Accounts payable:
     Trade                                             $ 1,056           663
     Affiliated companies                                   14            56
                                                         -----         -----
       Total accounts payable                            1,070           719
                                                         -----         -----

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                            2,541         1,459
   Accrued salaries, wages, and
     commissions                                           107           358
   Income taxes payable                                      -           127
   Accrued royalties payable                               747           766
   Accrued product warranties                            1,119         1,055
   Accrued other liabilities                                51            88
                                                         -----         -----
       Total current liabilities                         5,635         4,572
                                                         -----         -----

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                         -             -
   Additional paid-in capital                              200           200
   Retained earnings                                     3,501         3,376
                                                         -----         -----
       Total stockholders' equity                        3,701         3,576
                                                         -----         -----

       Total liabilities and
         stockholders' equity                          $ 9,336         8,148
                                                         =====         =====

SI/BAKER, INC.
Statements of Operations (Unaudited)
Three Months Ended March 31, 2001 and March 31, 2000
  (In Thousands)


                                                          Three Months Ended
                                                    ----------------------------
                                                      March 31,        March 31,
                                                        2001             2000
                                                    ------------    ------------

Net sales                                             $ 2,931           3,433
Cost of sales                                           2,425           2,875
                                                        -----           -----

Gross profit on sales                                     506             558
                                                        -----           -----

Selling, general and
   administrative expenses                                263             269
Product development costs                                  20              16
Royalty expense to parent companies                       117             137
Interest income                                           (66)            (43)
Other income, net                                         (36)            (45)
                                                        -----           -----
                                                          298             334
                                                        -----           -----

Earnings before income taxes                              208             224
Income tax expense                                         83              91
                                                        -----           -----

Net earnings                                              125             133
                                                        =====           =====

SI/BAKER, INC.
Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2001 and March 31, 2000
  (In Thousands)


                                                          Three Months Ended
                                                    ----------------------------
                                                      March 31,        March 31,
                                                        2001             2000
                                                    ------------    ------------


Cash flows from operating activities:
   Net earnings                                       $   125             133
   Adjustments to reconcile net earnings to net
     cash used by operating activities:
       Depreciation of machinery and
         equipment and leased equipment                     8              25
       Changes in operating assets and
         liabilities:                                  (1,474)            (78)
           Receivables
           Costs and estimated earnings
              in excess of billings                       (64)          1,267)
           Prepaid expenses and other
              current assets                             (247)            (75)
           Accounts payable                               351               8
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                    1,082             871
           Accrued salaries, wages, and
              commissions                                (251)             (9)
           Income taxes payable                          (127)           (103)
           Accrued royalties payable                      (19)            114
           Accrued product warranties                      64             116
           Accrued other liabilities                      (37)              3
                                                        -----           -----
   Net cash used
     by operating activities                             (589)           (262)
                                                        -----           -----

   Cash flows from investing activities:
     Additions to machinery and equipment                 (11)             (7)
                                                        -----           -----
       Net cash used by investing activities              (11)             (7)
                                                        -----           -----

   Decrease in cash and
     cash equivalents                                    (600)           (269)
   Cash and cash equivalents,
     beginning of period                                4,681           2,895
                                                        -----           -----
   Cash and cash equivalents,
     end of period                                      4,081           2,626
                                                        =====           =====

   Supplemental disclosure of cash flow
     information:
       Cash paid during the period for:
         Income taxes                                     361             254
                                                        =====           =====
         Interest                                           -               -
                                                        =====           =====