Form 10-Q
period 2001-06-30
PARAGON TECHNOLOGIES INC
filed 2001-08-13
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 2001


                           Commission File No. 1-15729




                           PARAGON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)




                Pennsylvania                                    22-1643428
---------------------------------------------------        ---------------------
      (State or Other Jurisdiction of                        (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

       600 Kuebler Road, Easton, PA                                18040
---------------------------------------------------        ---------------------
  (Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code:             610-252-3205










Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock, par value $1.00 per share, outstanding as of August 8, 2001: 4,211,709.
                    ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2001 and December 31, 2000
     (In Thousands, Except Share Data)

                                                      (UNAUDITED)
                                                        June 30,    December 31,
                                                         2001           2000
                                                     ------------   ------------

Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits                                     $  4,203         7,925

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $84 as of June 30, 2001
       and $54 as of December 31, 2000)                   7,739         7,040
     Notes and other receivables                          1,163           301
                                                         ------        ------
       Total receivables                                  8,902         7,341
                                                         ------        ------

   Costs and estimated earnings in excess
     of billings                                          1,544         1,665
                                                         ------        ------

   Inventories:
     Raw materials                                        1,820         2,198
     Work-in-process                                        648           340
     Finished goods                                         301           508
                                                         ------        ------
       Total inventories                                  2,769         3,046
                                                         ------        ------

   Deferred income tax benefits                           2,326         2,326
   Prepaid expenses and other current assets                451           547
                                                         ------        ------
       Total current assets                              20,195        22,850
                                                         ------        ------

   Property, plant and equipment, at cost:
     Land                                                    27            27
     Buildings and improvements                           3,746         3,746
     Machinery and equipment                              6,534         6,341
                                                         ------        ------
                                                         10,307        10,114
     Less:  accumulated depreciation                     (7,677)       (7,334)
                                                         ------        ------
       Net property, plant and equipment                  2,630         2,780
                                                         ------        ------

   Investments in joint ventures                          2,225         2,000
   Excess of cost over fair value of net assets
     acquired, less amortization of $818 as of
     June 30, 2001 and $585 as of
     December 31, 2000                                   17,892        18,125
   Other assets, at cost less accumulated
     amortization of $74 as of June 30, 2001
     and $210 as of December 31, 2000                       141           162
                                                         ------        ------
       Total assets                                    $ 43,083        45,917
                                                         ======        ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2001 and December 31, 2000
     (In Thousands, Except Share Data)


                                                      (UNAUDITED)
                                                        June 30,    December 31,
                                                         2001           2000
                                                     ------------   ------------


Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt              $  2,042         1,521
   Accounts payable                                       3,835         4,412
   Customers' deposits and billings in excess
     of costs and estimated earnings for
     completed and uncompleted contracts                  3,907         4,446
   Accrued salaries, wages, and commissions               1,050         2,130
   Income taxes payable                                    --             369
   Accrued royalties payable                                 81           253
   Accrued product warranties                               813           857
   Accrued pension and retirement
     savings plan liabilities                             1,180           688
   Accrued restructuring expenses                           976          --
   Accrued other liabilities                                715           517
                                                         ------        ------

       Total current liabilities                         14,599        15,193
                                                         ------        ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Term loan                                            8,050         9,775
     Subordinated notes payable                           3,000         3,000
     Other                                                  254             5
                                                         ------        ------
       Total long-term debt                              11,304        12,780
     Deferred income taxes payable                          730           823
     Deferred compensation                                  157           141
                                                         ------        ------
       Total long-term liabilities                       12,191        13,744
                                                         ------        ------

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and outstanding
       4,211,709 shares as of June 30, 2001
       and 4,194,869 shares as of
       December 31, 2000                                  4,212         4,195
     Additional paid-in capital                           7,006         6,882
     Retained earnings                                    5,221         5,903
     Accumulated other comprehensive loss                  (146)         --
                                                         ------        ------

       Total stockholders' equity                        16,293        16,980
                                                         ------        ------

       Total liabilities and stockholders' equity      $ 43,083        45,917
                                                         ======        ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Six Months Ended June 30, 2001 and June 30, 2000
     (In Thousands, Except Share And Per Share Data)


                                   Three Months Ended                   Six Months Ended
                              -----------------------------       --------------------------------
                                June 30,         June 30,            June 30,          June 30,
                                  2001             2000                2001              2000
                              --------------  --------------      --------------    --------------

Net sales                     $     12,221          16,689              26,151           35,033
Cost of sales                        9,158          12,173              19,495           26,085
                                 ---------       ---------           ---------        ---------
Gross profit on sales                3,063           4,516               6,656            8,948
                                 ---------       ---------           ---------        ---------

Selling, general and
   administrative
   expenses                          2,745           2,868               5,686            5,258
Product development
   costs                               117              60                 316              109
Amortization of goodwill               117             117                 234              233
Restructuring expenses               1,538               -               1,538              337
Interest expense                       327             416                 691              837
Interest income                        (66)            (75)               (180)            (136)
Equity in income of
   joint ventures                     (196)            (48)               (225)             (72)
Other income, net                     (113)           (123)               (202)            (208)
                                 ---------       ---------           ---------        ---------
                                     4,469           3,215               7,858            6,358
                                 ---------       ---------           ---------        ---------

Earnings (loss) before
   income taxes                     (1,406)          1,301              (1,202)           2,590
Income tax expense
   (benefit)                          (598)            516                (520)           1,033
                                 ---------       ---------           ---------        ---------
Net earnings (loss)           $       (808)            785                (682)           1,557
                                 =========       =========           =========        =========

Basic earnings (loss)
   per share                  $       (.19)            .19                (.16)             .37
                                 =========       =========           =========        =========

Diluted earnings (loss)
   per share                  $       (.19)            .19                (.16)             .36
                                 =========       =========           =========        =========

Weighted average
   shares outstanding            4,211,522       4,184,878           4,204,385        4,184,878
Dilutive effect of
   stock options                    14,328             819              32,750            1,430
Dilutive effect of
   phantom stock units              19,728          12,544              18,928           15,874
                                 ---------       ---------           ---------        ---------
Weighted average
   shares outstanding
   assuming dilution             4,245,578       4,198,241           4,256,063        4,202,182
                                 =========       =========           =========        =========

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
For the Six Months Ended June 30, 2001 and June 30, 2000
     (In Thousands)


                                               Three Months Ended            Six Months Ended
                                         ---------------------------   ---------------------------
                                           June 30,       June 30,       June 30,       June 30,
                                             2001           2000           2001           2000
                                         ------------   ------------   ------------   ------------

Net earnings (loss)                        $   (808)         785            (682)         1,557

Other comprehensive income
(loss), net of tax:
   Cash flow hedge:
     Cumulative effect of
       adoption of FAS 133                        -            -             (96)             -
     Change in fair value
       during the period                         17            -             (50)             -
                                              -----        -----           -----          -----
         Total other comprehensive
            income (loss)                        17            -            (146)             -
                                              -----        -----           -----          -----

         Comprehensive income
            (loss)                         $   (791)         785            (828)         1,557
                                              =====        =====           =====          =====

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2001 and June 30, 2000
     (In Thousands, Except Share Data)


                                                                        Six Months Ended
                                                                 ----------------------------
                                                                   June 30,        June 30,
                                                                     2001            2000
                                                                 ------------    ------------

Cash flows from operating activities:
   Net earnings (loss)                                            $    (682)         1,557
   Adjustments to reconcile net earnings (loss)
   to net cash provided (used) by
     operating activities:
       Depreciation of plant and equipment                              343            301
       Amortization of intangibles                                      254            266
       Gain on disposition of equipment                                   -             (2)
       Equity in income of joint ventures                              (225)           (72)
       Issuance of 12,390 common shares
         as payment of employee's bonus                                 111              -
       Change in operating assets and liabilities:
           Receivables                                               (1,561)        (1,645)
           Costs and estimated earnings in
              excess of billings                                        121          1,071
           Inventories                                                  277            721
           Prepaid expenses and other current
              assets                                                     96            364
           Other noncurrent assets                                        -              1
           Accounts payable                                            (577)          (394)
           Customers' deposits and billings in
              excess of costs and estimated
              earnings for completed and
              uncompleted contracts                                    (539)          (256)
           Accrued salaries, wages, and
              commissions                                            (1,080)           196
           Income taxes payable                                        (369)           554
           Accrued royalties payable                                   (172)          (125)
           Accrued pension and retirement
              savings plan liabilities                                  492             62
           Accrued product warranties                                   (44)            (1)
           Accrued restructuring expenses                               976              -
           Accrued other liabilities                                    198           (563)
           Deferred income taxes payable                                 10              -
           Deferred compensation                                         16           (114)
                                                                     ------         ------
   Net cash provided (used) by
     operating activities                                            (2,355)         1,921
                                                                     ------         ------

Cash flows from investing activities:
   Proceeds from the disposition of equipment                             -              2
   Additional consideration paid in connection
     with Ermanco acquisition                                             -           (231)
   Additions to property, plant and equipment                          (193)          (218)
                                                                     ------         ------
   Net cash used by investing activities                               (193)          (447)
                                                                     ------         ------

          See accompanying notes to consolidated financial statements.

-------  --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended June 30, 2001 and June 30, 2000
     (In Thousands, Except Share Data)


                                                                        Six Months Ended
                                                                 ----------------------------
                                                                   June 30,        June 30,
                                                                     2001            2000
                                                                 ------------    ------------


Cash flows from financing activities:
   Sale of common shares in connection with
     employee incentive stock option plan                                30              -
   Repayment of long-term debt                                       (1,204)          (947)
                                                                     ------         ------
       Net cash used by financing activities                         (1,174)          (947)
                                                                     ------         ------

   Increase (decrease) in cash and
     cash equivalents                                                (3,722)           527
   Cash and cash equivalents,
     beginning of period                                              7,925          6,242
                                                                     ------         ------
   Cash and cash equivalents,
     end of period                                                $   4,203          6,769
                                                                     ======         ======

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                   $     643          1,095
                                                                     ======         ======
       Income taxes                                               $     464            307
                                                                     ======         ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2001 and June 30, 2000


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


(2)  SI/BAKER, INC.
     --------------
     Paragon Technologies, Inc., and McKesson Automation Inc. ("McKesson Automation"), formerly known as McKesson Automated Prescription Systems, Inc., are co-venturers in a joint venture named SI/BAKER, INC. ("SI/BAKER" or the "joint venture"). The SI/BAKER joint venture draws upon the automated materials handling systems experience of Paragon Technologies, Inc. and the automated pill counting and dispensing products of McKesson Automation to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.

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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2001 and June 30, 2000


(3)  Ermanco Incorporated
     --------------------
     On September 30, 1999, the Company completed the acquisition of all of the outstanding common stock of Ermanco, which now operates as a wholly-owned subsidiary of the Company. Ermanco, headquartered in Spring Lake, Michigan, designs and installs complete conveying systems for a variety of manufacturing and warehousing applications. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, $3,000,000 in promissory notes payable to fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999. The Company financed $14,000,000 of the acquisition through term debt. The acquisition required a net cash outlay of $2,264,000.

     The acquisition was accounted for as a purchase in accordance with APB No. 16 and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The amount of excess of cost over fair value of net assets acquired associated with the acquisition was $18,710,000 and is being amortized over a period of 40 years.


(4)  Restructuring
     -------------
     On June 25, 2001, the Company announced a restructuring to its business operations aimed at maximizing revenues, increasing operational efficiencies, and minimizing costs. The Company's marketing and sales operation will be consolidated to go to market as one Company with a multiple brand, multiple channel strategy. In conjunction with the restructuring plan, the Company reduced the number of office associates by fourteen and will discontinue production operations at its Easton, Pennsylvania facility. All production employees working in the Easton, Pennsylvania manufacturing plant will be laid off. Layoffs are expected to begin on August 31, 2001, and will be completed on or before November 30, 2001. The Company currently employs approximately 20 production employees, with an additional 27 individuals on an extended layoff.

     In the second quarter of 2001, the Company recorded a charge of $1,538,000 for restructuring costs. The restructuring charge included costs of $678,000 for severance and other personnel costs, $562,000 for pension expense associated with the curtailment of the Company's defined benefit plan for the Easton, Pennsylvania production employees, and $298,000 for plant closure, and legal and professional service fees expected to be incurred relating to the restructuring. The restructuring charges were determined based on formal plans approved by the Company's management and the Board of Directors using the information available at the time. Management of the Company believes this provision will be adequate to cover any future costs incurred relating to the restructuring.

     As of June 30, 2001, $1,538,000 remained in the restructuring accrual. Through the second quarter of 2001, there have been no payments made against the restructuring accrual.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2001 and June 30, 2000


     The major components of the restructuring charge and remaining accruals is as follows:

                                                                                     Balance at
                                         Provision          Amounts Applied        June 30, 2001
                                      -----------------     -----------------     -----------------
     Severances                          $   678,000                  -                  678,000
     Pension curtailment                     562,000                  -                  562,000
     Other                                   298,000                  -                  298,000
                                           ---------               ----                ---------
                                         $ 1,538,000                  -                1,538,000
                                           =========               ====                =========


(5)  Major Segments of Business
     --------------------------
     Operating segments are defined as components of an enterprise in which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. On June 25, 2001, the Company announced a restructuring to its business operations aimed at maximizing revenues, increasing operational efficiencies, and minimizing costs. The Company's marketing and sales operation will be consolidated to go to market as one Company with a multiple brand, multiple channel strategy.

     The Company's Easton, Pennsylvania operations (hereafter referred to as "SI Systems") is a systems integrator supplying SI Systems' branded automated materials handling systems to manufacturing, order selection, and distribution operations. The systems are designed, sold, manufactured, installed, and serviced by its own staff or by others for SI Systems, at its direction, generally as labor-saving devices to improve productivity and reduce costs. SI Systems' branded products are utilized to automate the movement or selection of products and are often integrated with other automated equipment, such as conveyors and robots. SI Systems' branded integrated materials handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide solutions for its customers' unique materials handling needs. SI Systems' staff develops and designs computer control programs required for the efficient operation of the systems. SI Systems' branded products are sold to customers located in North America, including the U.S. government.

     The Company's Spring Lake, Michigan operations (hereafter referred to as "Ermanco") is a manufacturer of light to medium duty unit handling conveyor products, serving the materials handling industry through local independent distributors in North America. Ermanco also provides complete conveyor systems for a variety of applications, including distribution, and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontracted, and subcontracted installation services. The systems product line of the Ermanco brand accounts for approximately 55% of Ermanco's total revenues, and the balance is from resale to distributors who have non-exclusive agreements with the Company.

     The Company's products are sold on a fixed price basis. Generally, contract terms provide for progress payments, and a portion of the purchase price is withheld by the buyer until the system has been accepted. Generally, contract terms are net 30 days for product and parts sales, with progressive payments for system-type projects.

-------       -------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2001 and June 30, 2000


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

     The Company identifies operating segments based on management responsibility and types of products offered for sale as follows:

For the Six Months Ended                    Automated Materials      Conveyor
June 30, 2001 (In Thousands):                 Handling Systems        Systems       Total
---------------------------------------     -------------------      --------      --------
Sales                                             $ 10,795             15,356       26,151
Earnings before interest expense,
  interest income, equity in income
  of joint ventures, and income taxes
  (before restructuring expenses)                      183                440          623
Restructuring expenses                               1,538                  -        1,538
Total assets                                        12,366             30,717       43,083
Capital expenditures                                    64                129          193
Depreciation and amortization
  expense                                              207                390          597

For the Six Months Ended                    Automated Materials      Conveyor
June 30, 2000 (In Thousands):                 Handling Systems        Systems       Total
---------------------------------------     -------------------      --------      --------
Sales                                             $ 15,221             19,812       35,033
Earnings before interest expense,
  interest income, equity in income
  of joint ventures, and income taxes
  (before restructuring expenses)                    1,380              2,176        3,556
Restructuring expenses                                 337                  -          337
Total assets                                        15,843             29,301       45,144
Capital expenditures                                    77                141          218
Depreciation and amortization
  expense                                              202                365          567

     Geographic segment information was as follows (in thousands):

For the Six Months Ended                               Europe and
June 30, 2001 (In Thousands):             Domestic        Asia         Canada         Total
---------------------------------------  ----------    ----------    ----------    ----------
Sales                                     $ 23,839        2,042           270        26,151
Earnings before interest
   expense, interest income,
   equity in income of joint
   ventures, and income taxes
   (before restructuring expenses)             623            -             -          623
Restructuring expenses                       1,538            -             -        1,538
Total assets                                43,083            -             -       43,083
Capital expenditures                           193            -             -          193
Depreciation and amortization
   expense                                     597            -             -          597

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2001 and June 30, 2000


     Intersegment sales for the six months ended June 30, 2001 totaled $0.

     Geographic segment information was as follows (in thousands):

For the Six Months Ended                               Europe and
June 30, 2000 (In Thousands):             Domestic        Asia         Canada         Total
---------------------------------------  ----------    ----------    ----------    ----------
Sales                                     $ 32,587        1,951           495        35,033
Earnings before interest
   expense, interest income,
   equity in income of joint
   ventures, and income taxes
   (before restructuring expenses)           3,556            -             -         3,556
Restructuring expenses                         337            -             -           337
Total assets                                45,144            -             -        45,144
Capital expenditures                           218            -             -           218
Depreciation and amortization expense          567            -             -           567

     Intersegment sales for the six months ended June 30, 2000 totaled $88,000.


(6)  New Accounting Pronouncements
     -----------------------------
     Effective January 1, 2001, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (FAS 133). This standard requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The net cumulative effect of adopting FAS 133 as of January 1, 2001 was approximately a $96,000 loss to accumulated other comprehensive loss.

     The Company is exposed to market risk from changes in interest rates, and uses an interest rate swap to hedge this risk. The seven-year interest rate swap has a notional amount of $7,000,000 and is classified as a cash flow hedge of forecasted variable rate interest payments on a portion of the Company's term loan. Gains and losses on the interest rate swap are deferred in other comprehensive income. The fair value of the interest rate swap at June 30, 2001 was a liability of approximately $249,000.

     The Company uses derivative financial instruments as risk management tools and not for speculative purposes.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." This statement replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. The statement requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. The statement will be adopted beginning 2002. Because of the effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at this time.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2001 and June 30, 2000


(7)  Other Comprehensive Loss
     The separate components of other comprehensive loss are as follows (in thousands):

                                                     Gross        Tax Effect          Net
                                                     -----        ----------          ---
Cumulative impact of
   adoption of FAS 133                               $ 165             69              96
Other comprehensive loss                                84             34              50
                                                       ---            ---             ---
Accumulated other comprehensive
   loss at June 30, 2001                             $ 249            103             146
                                                       ===            ===             ===


(8)  Long-Term Debt
     --------------
     As of June 30, 2001, the Company was in violation of the covenants related to its Funds Flow Coverage Ratio and its subordination agreement. Effective June 30, 2001, the Company received a waiver of certain loan covenants and is prohibited from making any cash payments of subordinated debt and interest until the Company is in full compliance with all the financial covenants as originally set forth in the Loan Agreement with the Company's principal bank.


Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------

Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents decreased to $4,203,000 at June 30, 2001 from $7,925,000 at December 31, 2000. The decrease resulted from cash used by operating activities totaling $2,355,000, primarily related to payments associated with the Company's calendar year 2000 profit-based incentive plans and interest on acquisition financing, the repayment of long-term debt of $1,204,000, and purchases of capital equipment totaling $193,000. Funds provided by operating activities during the six months ended June 30, 2000 were $1,921,000.
     On September 30, 1999, the Company completed the acquisition of all the outstanding common stock of Ermanco Incorporated ("Ermanco"). Ermanco, headquartered in Spring Lake, Michigan, designs and installs complete conveying systems for a variety of manufacturing and warehousing applications.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a new three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment, plus an amount equal to $2,500,000. This amount will be reduced by $625,000 every six months during the first two years of the line of credit facility until such amount reaches zero, minus the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of June 30, 2001, the Company did not have any borrowings under the line of credit facility.
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its bank. During the first two years of the term loan, the Company will repay equal quarterly payments of $312,500 plus accrued interest. After the second anniversary of the September 30, 1999 Closing Date, the Company will make equal quarterly payments of $575,000, plus interest. The interest rate on the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate plus two and one-half percent (6.21%) as of June 30, 2001. The Company also entered into an interest rate swap agreement for fifty percent of the term loan to hedge the floating interest rate.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------
The seven-year interest rate swap for $7,000,000 is at a fixed rate of 9.38%. During the second quarter of fiscal 2001, the Company prepaid, without penalty, $575,000 of the term loan with the variable interest rate. Also, on July 27, 2000, the Company prepaid, without penalty, $1,150,000 of the term loan with the variable interest rate. Therefore, since the inception of the term loan, the Company prepaid, without penalty, $1,725,000 of the term loan with the variable interest rate.
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, and maintenance of certain financial ratios. As of June 30, 2001, the Company was in violation of the covenants related to its Funds Flow Coverage Ratio and its subordination agreement. The Company was in compliance with all other covenants and obtained appropriate waivers from the lender related to the aforementioned violated covenants as of June 30, 2001.
     The Company also issued promissory notes to fourteen stockholders of Ermanco in the aggregate principal amount of $3,000,000. The notes have a term of seven years and bear interest at an annual rate of ten percent in years one through three, twelve percent in years four and five, and fourteen percent in years six and seven. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under its line of credit facility and term loan. Effective July 1, 2001, the Company is prohibited from making any cash payments of subordinated debt and interest until the Company is in full compliance with all the financial covenants as originally set forth in the Loan Agreement with the Company's principal bank. The Company intends to satisfy its quarterly interest obligations with the issuance of the Company's common stock.
     On March 4, 1996, SI/BAKER established a line of credit facility (the "facility") with its principal bank (the "bank"). Under the terms of the $3,000,000 facility, SI/BAKER's parent companies, Paragon Technologies, Inc. and McKesson Automation Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the facility. As of June 30, 2001, SI/BAKER did not have any borrowings under the facility, and the facility expires effective August 31, 2002.
     The Company anticipates that its financial resources, consisting of borrowings under its credit facility and cash generated from operations, will be adequate to satisfy its future cash requirements through the next twelve months. Due to the unpredictability of future contract sales, the dependence upon a limited number of large contracts with certain customers, sales volume, as well as cash liquidity, may experience fluctuations. For these reasons, cash liquidity beyond a twelve-month period is difficult for the Company to forecast with reasonable accuracy.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the restrictive covenants associated with the financing obtained from the Company's principal bank, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. The Company did not have any material capital commitments as of June 30, 2001.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

(a)  Six Months Ended June 30, 2001 Versus Six Months Ended June 30, 2000
     --------------------------------------------------------------------
     Net sales of $26,151,000 for the six months ended June 30, 2001 decreased 25.4% compared to net sales of $35,033,000 for the six months ended June 30, 2000, primarily due to the recent economic slowdown. The sales decrease for the six months ended June 30, 2001 was experienced across both of the Company's brands, SI Systems and Ermanco, when compared to the six months ended June 30, 2000. The prior year comparable period contained a greater amount of sales related to a manufacturer of computer equipment and the federal government. The Company's business is dependent upon a limited number of large contracts with certain customers. This dependence can cause unexpected fluctuations in sales volume. Along with sales recognized on the percentage of completion accounting method, the monthly rate of new orders can also vary substantially, causing fluctuations in the current backlog of orders and future revenue recognition. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors, such as the current economy, current interest rates, and future expectations.
     Gross profit, as a percentage of sales, was 25.5% for the six months ended June 30, 2001 compared to 25.5% for the six months ended June 30, 2000. Gross profit on sales for the six months ended June 30, 2001 was impacted by the reversal of approximately $480,000 in previously established contract accruals due to changes in cost estimates. Gross profit on sales for the six months ended June 30, 2000 was impacted, primarily during the second quarter of fiscal 2000, by the favorable performance on several contracts, principally for the Company's higher margin proprietary product lines, initiated in the prior fiscal year that were completed or nearing completion during the six months ended June 30, 2000. Offsetting the impact of the favorable performances on several contracts was the recognition of additional losses, primarily during the second quarter of fiscal 2000, on a major contract where significant cost overruns, resulting in losses, were experienced during the ten months ended December 31, 1999.
     Selling, general and administrative expenses of $5,686,000 were higher by $428,000 for the six months ended June 30, 2001 than in the six months ended June 30, 2000. The increase is primarily attributable to approximately $330,000 of charges during the second quarter of 2001 related to a strategic transaction that was not completed, and approximately $175,000 of expenses during the first quarter of 2001 associated with the reduction of associates due to the recent economic slowdown.
     Product development costs of $316,000 were higher by $207,000 for the six months ended June 30, 2001 than in the six months ended June 30, 2000. Development programs in the six months ended June 30, 2001 included enhancements to the Company's Order Picking, Fulfillment, and Replenishment product line and also development efforts related to two new products, NBS 30(TM) and NBS 90(TM), narrow belt sorters that were introduced in the materials handling marketplace during 2001. Development progress in the six months ended June 30, 2000 included enhancements to the Company's conveyor technology, and horizontal transportation and Order Picking, Fulfillment, and Replenishment product lines.
     During the second quarter ended June 30, 2001, the Company announced a restructuring to its business operations and recorded a charge of $1,538,000 for restructuring costs. In conjunction with the restructuring plan, the Company reduced the number of office associates by fourteen and will discontinue production operations at its Easton, Pennsylvania facility. All production employees working in the Easton, Pennsylvania manufacturing plant will be laid off. Layoffs are expected to begin on August 31, 2001, and will be completed on or before November 30, 2001. The Company currently employs approximately twenty production employees with an additional twenty-seven individuals on an extended layoff. The restructuring charges included costs of $678,000 for severance and other personnel costs, $562,000 for pension expense

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results of Operations
---------------------

(a)  Six Months Ended June 30, 2001 Versus Six Months Ended June 30, 2000
     --------------------------------------------------------------------
     (Continued)
associated with the curtailment of the Company's defined benefit plan for the Company's Easton, Pennsylvania collective bargaining personnel, and $298,000 for facility closure, and legal and professional service fees expected to be incurred relating to the restructuring. The restructuring charges were determined based on formal plans approved by the Company's management and the Board of Directors using the information available at the time. Management of the Company believes this provision will be adequate to cover any future costs incurred relating to the restructuring.
     Restructuring expenses of $337,000 for the six months ended June 30, 2000 was associated with a restructuring initiative, whereby the Company reduced the number of associates by sixteen.
     Interest expense of $691,000 was lower by $146,000 for the six months ended June 30, 2001 than in the six months ended June 30, 2000. The decrease in interest expense was primarily attributable to the reduced level of term debt due to principal prepayments.
     Interest income of $180,000 for the six months ended June 30, 2001 increased by $44,000, when compared to the six months ended June 30, 2000. The increase in interest income was attributable to higher level of funds, primarily during the first quarter of 2001, available for short-term investments during the six months ended June 30, 2001.
     Equity in income of joint ventures represents the Company's proportionate share of its investments in the SI-Egemin and SI/BAKER joint ventures that are being accounted for under the equity method. The net favorable variance of $153,000 in the equity in income of joint ventures for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 was comprised of increased earnings of approximately $99,000 attributable to the SI/BAKER joint venture. In addition to the increased earnings of the SI/BAKER joint venture were the decreased losses of approximately $54,000 attributable to the SI-Egemin joint venture.
     The favorable variance of $99,000 for the six months ended June 30, 2001 in the equity in income of the SI/BAKER joint venture was attributable to favorable performance on several contracts initiated in prior fiscal years that were completed or nearing completion during the six months ended June 30, 2001 plus
(1) a reduction of $70,000 in revenue-based royalty costs due to the parent companies, and (2) an increase of $35,000 in interest income. Partially offsetting these favorable variances was an increase of $201,000 in product development expenses.
     The favorable variance of $54,000 for the six months ended June 30, 2001 in the equity in income of the SI-Egemin joint venture was primarily attributable to a reduction in operating expenses of the joint venture.
     The Company recognized an income tax benefit of $520,000 during the six months ended June 30, 2001, compared to the incurrence of income tax expense of $1,033,000 in the comparable prior year period. The income tax benefit recognized for the six months ended June 30, 2001 represented the carryback of current fiscal year losses against prior year income. Income tax expense for the six months ended June 30, 2000 was generally recorded at statutory federal and state tax rates expected to apply for that fiscal year.
     The total backlog at June 30, 2001 was approximately $19,904,000. During the six months ending June 30, 2001, the Company received orders totaling approximately $23,142,000.
     With the exception of the following Statement of Operations captions, changes in the second quarter of calendar year 2001 compared to the prior year were consistent with those previously noted above for the six-month period.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results of Operations (Continued)
---------------------

(b)  Three Months Ended June 30, 2001 Versus Three Months Ended June 30, 2000
     ------------------------------------------------------------------------
     Gross profit as a percentage of sales was 25.1% for the three months ended June 30, 2001 compared to 27.1% for the three months ended June 30, 2000. The decrease in the gross profit percentage for the three months ended June 30, 2001 was primarily attributable to the underabsorption of fixed costs due to a reduction in sales volume.
     Selling, general and administrative expenses of $2,745,000 were lower by $123,000 for the three months ended June 30, 2001 than in the three months ended June 30, 2000. The decrease in selling, general and administrative expenses is primarily attributable to decreases of approximately $200,000 of those expenses based on revenue and profit performance, and approximately $240,000 of product promotion and marketing expenses. Partially offsetting the decrease in selling, general and administrative expenses was approximately $330,000 of charges during the second quarter of 2001 related to a strategic transaction that was not completed.

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

                          PART II -- OTHER INFORMATION
                          ----------------------------


Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

     The Company's Annual Meeting of Shareholders was held on June 26, 2001 with the following items being submitted to a vote of shareholders:

     1.  The election of eight directors to the Board of Directors.
     2. The approval of the proposed amendment to the 1997 Equity Compensation Plan to increase the number of shares of the Company's common stock reserved for grants under the Plan by 300,000.
     3. The recommendation that the Board of Directors take all necessary steps to reincorporate the Company from Pennsylvania to Delaware.

     Details of the proposals noted above were provided to shareholders in the form of a Notice of Annual Meeting and Proxy Statement dated and mailed on May 29, 2001, with such solicitation being in accordance with Regulation 14 of the Securities and Exchange Act of 1934.
     There was no solicitation in opposition to the management's nominees listed in the Proxy Statement, and all the management's nominees were elected.
     Proposal Number 2 for the approval of the amendment to the 1997 Equity Compensation Plan and Proposal Number 3 for the recommendation that the Board of Directors take all necessary steps to reincorporate the Company from Pennsylvania to Delaware were duly approved by the shareholders.
     The voting results on the three matters noted above are set forth as follows:

     1.  Election of Directors:

         Name of Nominee                Votes For        Votes Withheld          Non-Voting
         ---------------                ---------        --------------          ----------
         L. Jack Bradt                   2,507,598          1,516,910              186,451
         Elmer D. Gates                  2,443,422          1,581,086              186,451
         Michael J. Gausling             2,395,969          1,628,539              186,451
         Gilman J. Hallenbeck            3,791,309            233,199              186,451
         William R. Johnson              2,338,309          1,686,199              186,451
         Leon C. Kirschner               3,644,234            380,274              186,451
         Anthony W. Schweiger            3,791,309            233,199              186,451
         Steven Shulman                  3,766,309            258,199              186,451

     2.  Approval of the amendment to the 1997 Equity Compensation Plan:

              Votes For          Votes Against             Abstentions           Non-Voting
              ---------          -------------             -----------           ----------
              1,765,943            1,702,015                 134,560              608,441

     3. Recommendation that the Board of Directors take all necessary steps to reincorporate from Pennsylvania to Delaware:

              Votes For          Votes Against             Abstentions           Non-Voting
              ---------          -------------             -----------           ----------
              3,302,614              287,120                 12,784               608,441


Item 5.        Other Information
-------        -----------------

     Effective June 25, 2001, Leon C. Kirschner became the Chief Operating Officer of the Company.
     Effective June 25, 2001, Gordon A. Hellberg became Vice President - Sales of the Company.
     Effective June 25, 2001, Lee F. Schomberg became Vice President - Marketing of the Company.
    On July 24, 2001, Michael J. Gausling resigned from the Board of Directors of the Company due to a combination of business commitments and personal considerations.

                     ---------------------------


Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

              (a)  Exhibits-- None.

              (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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

                                                  PARAGON TECHNOLOGIES, INC.



                                                  /S/ William R. Johnson
                                                  ------------------------------
                                                  William R. Johnson
                                                  President & CEO



                                                  /S/ Ronald J. Semanick
                                                  ------------------------------
                                                  Ronald J. Semanick
                                                  Chief Financial Officer





Dated:      August 13, 2001
         ---------------------

                                                                      Schedule A











                                 SI/BAKER, INC.

                              Financial Statements
                                  June 30, 2001

SI/BAKER, INC.
Balance Sheets
June 30, 2001 and December 31, 2000
  (In Thousands, Except Share Data)


                                                                (UNAUDITED)
                                                                  June 30,           December 31,
                                                                    2001                 2000
                                                             -----------------    ------------------

Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits                                               $ 3,538                4,681

Receivables:
   Trade                                                           2,399                1,001
   Other receivables                                                  44                   65
                                                                   ------               -----
     Total receivables                                             2,443                1,066
                                                                   -----                -----

Costs and estimated earnings
   in excess of billings                                             318                1,873
Deferred income tax benefits                                         409                  409
Prepaid expenses and other current
   assets                                                             50                   36
                                                                   -----                -----

     Total current assets                                          6,758                8,065
                                                                   -----                -----

Machinery and equipment, at cost                                     232                  222
Less:  accumulated depreciation                                      163                  147
                                                                   -----                -----
   Net machinery and equipment                                        69                   75
                                                                   -----                -----

Equipment leased to customer                                           -                  487
Less:  accumulated depreciation                                        -                  487
                                                                   -----                -----
   Net equipment leased to customer                                    -                    -
                                                                   -----                -----

Deferred income tax benefits                                           8                    8
                                                                   -----                -----

     Total assets                                                $ 6,835                8,148
                                                                   =====                =====

SI/BAKER, INC.
Balance Sheets
June 30, 2001 and December 31, 2000
  (In Thousands, Except Share Data)


                                                                (UNAUDITED)
                                                                  June 30,           December 31,
                                                                    2001                 2000
                                                             -----------------    ------------------


Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:

   Accounts payable:
     Trade                                                       $   287                  663
     Affiliated companies                                             20                   56
                                                                   -----                -----
       Total accounts payable                                        307                  719
                                                                   -----                -----

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                                        746                1,459
   Accrued salaries, wages, and
     commissions                                                     250                  358
   Income taxes payable                                               87                  127
   Accrued royalties payable                                         155                  766
   Accrued product warranties                                      1,140                1,055
   Accrued other liabilities                                          26                   88
                                                                   -----                -----
       Total current liabilities                                   2,711                4,572
                                                                   -----                -----

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                                   -                    -
   Additional paid-in capital                                        200                  200
   Retained earnings                                               3,924                3,376
                                                                   -----                -----
       Total stockholders' equity                                  4,124                3,576
                                                                   -----                -----

       Total liabilities and
         stockholders' equity                                    $ 6,835                8,148
                                                                   =====                =====

SI/BAKER, INC.
Statements of Operations (Unaudited)
Six Months Ended June 30, 2001 and June 30, 2000
  (In Thousands)

                                       Three Months Ended                    Six Months Ended
                                  ------------------------------      ------------------------------
                                    June 30,         June 30,           June 30,         June 30,
                                      2001             2000               2001             2000
                                  -------------    -------------      -------------    -------------

Net sales                           $ 3,318            4,585              6,249            8,018
Cost of sales                         2,014            3,793              4,439            6,668
                                      -----            -----              -----            -----

Gross profit on sales                 1,304              792              1,810            1,350
                                      -----           ------              -----            -----

Selling, general and
   administrative expenses              284              273                547              542
Product development
   costs                                256               59                276               75
Royalty expense to
   parent companies                     133              183                250              320
Interest income                         (40)             (28)              (106)             (71)
Other income, net                       (34)             (51)               (70)             (96)
                                      -----           ------              -----            -----
                                        599              436                897              770
                                      -----           ------              -----            -----

Earnings before
   income taxes                         705              356                913              580
Income tax expense                      282              139                365              230
                                      -----           ------              -----            -----

Net earnings                        $   423              217                548              350
                                      =====           ======             ======            =====

SI/BAKER, INC.
Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2001 and June 30, 2000
  (In Thousands)


                                                                         Six Months Ended
                                                              ---------------------------------------
                                                                  June 30,             June 30,
                                                                    2001                 2000
                                                              -----------------    ------------------

Cash flows from operating activities:
   Net earnings                                                   $   548                  350
   Adjustments to reconcile net earnings to net
     cash used by operating activities:
       Depreciation of machinery and
         equipment and leased equipment                                16                   35
       Changes in operating assets and
         liabilities:
           Receivables                                             (1,377)              (1,691)
           Costs and estimated earnings
              in excess of billings                                 1,555                  917
           Prepaid expenses and other
              current assets                                          (14)                (160)
           Accounts payable                                          (412)                 494
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                                 (713)                   3
           Accrued salaries, wages, and
              commissions                                            (108)                 (50)
           Income taxes payable                                       (40)                (110)
           Accrued royalties payable                                 (611)                  36
           Accrued product warranties                                  85                  118
           Accrued other liabilities                                  (62)                  12
                                                                   ------                -----
   Net cash used by operating activities                           (1,133)                 (46)
                                                                   ------                -----

   Cash flows from investing activities:
     Additions to machinery and equipment                             (10)                 (21)
                                                                   ------                -----
       Net cash used by investing activities                          (10)                 (21)
                                                                   ------                -----

   Increase (decrease) in cash and
     cash equivalents                                              (1,143)                 (67)
   Cash and cash equivalents,
     beginning of period                                            4,681                2,895
                                                                   ------                -----
   Cash and cash equivalents,
     end of period                                                  3,538                2,828
                                                                    =====                =====

   Supplemental disclosure of cash flow
     information:
       Cash paid during the period for:
         Income taxes                                                 412                 375
                                                                    =====               =====
         Interest                                                       -                   7
                                                                    =====               =====