Form 10-Q
period 2001-09-30
PARAGON TECHNOLOGIES INC
filed 2001-11-14
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended September 30, 2001


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

Number of shares of common stock, par value $1.00 per share, outstanding as of October 31, 2001: 4,221,635.
                   ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
------        --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2001 and December 31, 2000
     (In Thousands, Except Share Data)

                                                               (UNAUDITED)
                                                              September 30,           December 31,
                                                                   2001                  2000
                                                            -------------------    ------------------
Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits                                              $  3,761                  7,925

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $98 as of September 30,
       2001 and $54 as of December 31,
       2000)                                                       8,838                  7,040
     Notes and other receivables                                   1,144                    301
                                                                  ------                 ------
       Total receivables                                           9,982                  7,341
                                                                  ------                 ------

   Costs and estimated earnings in excess
     of billings                                                   1,223                  1,665
                                                                  ------                 ------

   Inventories:
     Raw materials                                                 1,957                  2,198
     Work-in-process                                                 363                    340
     Finished goods                                                  527                    508
                                                                  ------                 ------
       Total inventories                                           2,847                  3,046
                                                                  ------                 ------

   Deferred income tax benefits                                    2,326                  2,326
   Prepaid expenses and other current assets                         474                    547
                                                                  ------                 ------
       Total current assets                                       20,613                 22,850
                                                                  ------                 ------

   Property, plant and equipment, at cost:
     Land                                                             27                     27
     Buildings and improvements                                    3,746                  3,746
     Machinery and equipment                                       6,871                  6,341
                                                                  ------                 ------
                                                                  10,644                 10,114
     Less:  accumulated depreciation                              (7,881)                (7,334)
                                                                  ------                 ------
       Net property, plant and equipment                           2,763                  2,780
                                                                  ------                 ------

   Investments in joint ventures                                   2,373                  2,000
   Excess of cost over fair value of net assets
     acquired, less amortization of $935 as of
     September 30, 2001 and $585 as of
     December 31, 2000                                            17,775                 18,125
   Other assets, at cost less accumulated
     amortization of $84 as of September 30,
     2001 and $210 as of December 31, 2000                           128                    162
                                                                  ------                 ------
Total assets                                                    $ 43,652                 45,917
                                                                  ======                 ======

          See accompanying notes to consolidated financial statements.

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2001 and December 31, 2000
     (In Thousands, Except Share Data)


                                                               (UNAUDITED)
                                                              September 30,           December 31,
                                                                   2001                  2000
                                                            -------------------    ------------------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt                       $  2,302                  1,521
   Accounts payable                                                4,344                  4,412
   Customers' deposits and billings in excess
     of costs and estimated earnings for
     completed and uncompleted contracts                           4,113                  4,446
   Accrued salaries, wages, and commissions                          856                  2,130
   Income taxes payable                                                -                    369
   Accrued royalties payable                                          87                    253
   Accrued product warranties                                        755                    857
   Accrued pension and retirement
     savings plan liabilities                                      1,169                    688
   Accrued restructuring expenses                                    709                      -
   Accrued other liabilities                                         914                    517
                                                                  ------                 ------

       Total current liabilities                                  15,249                 15,193
                                                                  ------                 ------

Long-term liabilities:
   Long-term debt, excluding current
     installments:
       Term loan                                                   7,475                  9,775
       Subordinated notes payable                                  3,000                  3,000
       Other                                                         480                      5
                                                                  ------                 ------
         Total long-term debt                                     10,955                 12,780
       Deferred income taxes payable                                 637                    823
       Deferred compensation                                         105                    141
                                                                  ------                 ------
         Total long-term liabilities                              11,697                 13,744
                                                                  ------                 ------

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 4,221,635 shares as
       of September 30, 2001 and 4,194,869
       shares as of December 31, 2000                              4,222                  4,195
     Additional paid-in capital                                    7,071                  6,882
     Retained earnings                                             5,691                  5,903
     Accumulated other comprehensive loss                           (278)                     -
                                                                  ------                 ------

       Total stockholders' equity                                 16,706                 16,980
                                                                  ------                 ------

       Total liabilities and stockholders' equity               $ 43,652                 45,917
                                                                  ======                 ======

          See accompanying notes to consolidated financial statements.

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2001 and September 30, 2000
     (In Thousands, Except Share And Per Share Data)



                                  Three Months Ended                    Nine Months Ended
                          ----------------------------------   ------------------------------------
                            September 30,     September 30,      September 30,      September 30,
                                2001              2000               2001               2000
                          ----------------- -----------------  -----------------  -----------------

Net sales                   $     12,796            13,473             38,947            48,506
Cost of sales                      9,499             9,286             28,994            35,371
                               ---------         ---------          ---------         ---------
Gross profit on sales              3,297             4,187              9,953            13,135
                               ---------         ---------          ---------         ---------

Selling, general and
   administrative
   expenses                        2,213             2,506              7,899             7,764
Product development
   costs                              86                28                402               137
Amortization of
   goodwill                          117               119                351               352
Restructuring
   expenses                            -                 -              1,538               337
Interest expense                     310               400              1,001             1,237
Interest income                      (35)             (126)              (215)             (262)
Equity in income of
   joint ventures                   (148)              (45)              (373)             (116)
Other income, net                     (81)             (81)              (283)             (290)
                               ---------         ---------          ---------         ---------
                                   2,462             2,801             10,320             9,159
                               ---------         ---------          ---------         ---------

Earnings (loss) before
   income taxes                      835             1,386               (367)            3,976
Income tax expense
   (benefit)                         366               538               (155)            1,571
                               ---------         ---------          ---------         ---------
Net earnings (loss)         $        469               848               (212)            2,405
                               =========         =========          =========         =========


Basic earnings (loss)
   per share                $        .11               .20               (.05)              .57
                               =========         =========          =========         =========

Diluted earnings (loss)
   per share                $        .11               .20               (.05)              .56
                               =========         =========          =========         =========

Weighted average
   shares outstanding          4,214,191         4,194,869          4,207,575         4,188,208
Dilutive effect of
   stock options                  26,375             1,649             33,474             1,626
Dilutive effect of
   phantom stock units            15,617            14,673             17,381            15,587
                               ---------         ---------          ---------         ---------
Weighted average
   shares outstanding
   assuming dilution           4,256,183         4,211,191          4,258,430         4,205,421
                               =========         =========          =========         =========

          See accompanying notes to consolidated financial statements.

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2001 and September 30, 2000
     (In Thousands)



                                  Three Months Ended                    Nine Months Ended
                          ----------------------------------   ------------------------------------
                            September 30,     September 30,      September 30,      September 30,
                                2001              2000               2001               2000
                          ----------------- -----------------  -----------------  -----------------

Net earnings (loss)           $    469             848               (212)              2,405

Other comprehensive
income (loss), net of tax:
   Cash flow hedge:
     Cumulative effect of
       adoption of FAS 133            -               -                (96)                 -
     Change in fair value
       during the period           (132)              -               (182)                 -
                                 ------          ------             ------             ------
         Total other
            comprehensive
            income (loss)          (132)              -               (278)                 -
                                 ------          ------             ------             ------

         Comprehensive
            income (loss)     $     337             848               (490)             2,405
                                 ======          ======             ======             ======


          See accompanying notes to consolidated financial statements.

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2001 and September 30, 2000
     (In Thousands, Except Share Data)


                                                                     Nine Months Ended
                                                          ----------------------------------------
                                                             September 30,        September 30,
                                                                 2001                 2000
                                                          -------------------  -------------------
Cash flows from operating activities:
   Net earnings (loss)                                         $   (212)               2,405
   Adjustments to reconcile net earnings (loss)
     to net cash provided (used) by
     operating activities:
       Depreciation of plant and equipment                          547                  452
       Amortization of intangibles                                  383                  401
       Gain on disposition of equipment                               -                   (2)
       Equity in income of joint ventures                          (373)                (116)
       Issuance of 9,926 and 9,991 common
         shares, respectively, as noncash
         interest payment on subordinated notes                      75                   75
       Issuance of 12,390 common shares
         as payment of employee's bonus                             111                    -
       Change in operating assets and liabilities:
           Receivables                                           (2,641)                 121
           Costs and estimated earnings in
              excess of billings                                    442                  704
           Inventories                                              199                  230
           Prepaid expenses and other current
              assets                                                 73                  197
           Other noncurrent assets                                    1                    2
           Accounts payable                                         (68)                (398)
           Customers' deposits and billings in
              excess of costs and estimated
              earnings for completed and
              uncompleted contracts                                (333)                (791)
           Accrued salaries, wages, and
              commissions                                        (1,274)                 238
           Income taxes payable                                    (369)                 930
           Accrued royalties payable                               (166)                 (61)
           Accrued pension and retirement
              savings plan liabilities                              481                  159
           Accrued product warranties                              (102)                  36
           Accrued restructuring expenses                           709                    -
           Accrued other liabilities                                397                 (659)
           Deferred income taxes payable                             11                    -
           Deferred compensation                                    (36)                (110)
                                                                 ------               ------
   Net cash provided (used) by
     operating activities                                        (2,145)               3,813
                                                                 ------               ------

Cash flows from investing activities:
   Proceeds from the disposition of equipment                         -                    2
   Investment in SI-Egemin joint venture                              -                 (106)
   Additional consideration paid in connection
     with Ermanco acquisition                                         -                 (231)
   Additions to property, plant and equipment                      (530)                (248)
                                                                 ------               ------
   Net cash used by investing activities                           (530)                (583)
                                                                 ------               ------

          See accompanying notes to consolidated financial statements.

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended September 30, 2001 and September 30, 2000
     (In Thousands, Except Share Data)

                                                                     Nine Months Ended
                                                          ----------------------------------------
                                                             September 30,        September 30,
                                                                 2001                 2000
                                                          -------------------  -------------------

Cash flows from financing activities:
   Sale of common shares in connection with
     employee incentive stock option plan                            30                    -
   Repayment of long-term debt                                   (1,519)              (2,414)
                                                                 ------               ------
       Net cash used by financing activities                     (1,489)              (2,414)
                                                                 ------               ------

   Increase (decrease) in cash and
     cash equivalents                                            (4,164)                 816
   Cash and cash equivalents,
     beginning of period                                          7,925                6,242
                                                                 ------               ------
   Cash and cash equivalents,
     end of period                                             $  3,761                7,058
                                                                 ======               ======

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                $    809                1,474
                                                                 ======               ======
       Income taxes                                            $    471                  619
                                                                 ======               ======

   Supplemental disclosures of noncash investing and financing activities:
     Adjustment to excess of cost
       over fair value of net assets acquired
       due to a change in the estimated
       fair value of land acquired.                            $      -                   70
                                                                 ======               ======


          See accompanying notes to consolidated financial statements.

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2001 and September 30, 2000


(1) The information contained in this Form 10-Q report is unaudited. In the opinion of the management of Paragon Technologies, Inc. ("Paragon" or the "Company"), the interim financial statements furnished reflect all adjustments and accruals that are necessary to present a fair statement of results for the interim periods. The financial statements include the accounts of the Company and Ermanco Incorporated ("Ermanco"), a wholly owned subsidiary company, after elimination of intercompany balances and transactions. Results for interim periods are not necessarily indicative of results expected for the fiscal year. Refer to the Company's Form 10-K, as amended for the year ended December 31, 2000 for more complete financial information.


(2)  SI/BAKER, INC.
     --------------
     Paragon Technologies, Inc., and McKesson Automation Systems Inc. ("McKesson Automation") are co-venturers in a joint venture named SI/BAKER, INC. ("SI/BAKER" or the "joint venture"). The SI/BAKER joint venture draws upon the automated materials handling systems experience of Paragon Technologies, Inc. and the automated pill counting and dispensing products of McKesson Automation to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.

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

     Schedule A contains the SI/BAKER, INC. financial statements. The information contained in the SI/BAKER, INC. financial statements is unaudited. In the opinion of management, the interim financial statements furnished reflect all adjustments and accruals that are necessary to present a fair statement of results for the interim periods.


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

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2001 and September 30, 2000


     The acquisition was accounted for as a purchase in accordance with APB No. 16 and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The amount of excess of cost over fair value of net assets acquired associated with the acquisition was $18,710,000 and is being amortized over a period of 40 years.


(4)  Restructuring
     -------------
     On June 25, 2001, the Company announced a restructuring of its business operations aimed at maximizing revenues, increasing operational efficiencies, and minimizing costs. The Company's marketing and sales operation have been consolidated to go to market as a single Company with a multiple brand, multiple channel strategy. In conjunction with the restructuring plan, the Company reduced the number of office associates by fourteen and will discontinue production operations at its Easton, Pennsylvania facility. All production employees working in the Easton, Pennsylvania manufacturing plant will be laid off. Layoffs began in September 2001, and will be completed on or before November 30, 2001. Prior to the restructuring, the Company employed approximately 20 production employees, with an additional 27 individuals on an extended layoff. Currently, the Company employs approximately three production employees.

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

     The liability related to the curtailment of the defined benefit plan is recorded as accrued pension and retirement savings plan liabilities on the consolidated balance sheet. As of September 30, 2001, $709,000 remained in the restructuring accrual. Through the third quarter of 2001, there was approximately $267,000 in cash payments made against the restructuring accrual.

     The major components of the restructuring charge and remaining accruals are as follows:

                                Balance at             Cash                 Balance at
                               June 30, 2001         Payments           September 30, 2001
                             ------------------   --------------    -------------------------

     Severances                 $ 678,000            (239,000)                439,000
     Other                        298,000            ( 28,000)                270,000
                                  -------             -------                 -------
                                $ 976,000            (267,000)                709,000
                                  =======             =======                 =======

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2001 and September 30, 2000


(5)  Major Segments of Business
     --------------------------
     Operating segments are defined as components of an enterprise in which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. On June 25, 2001, the Company announced a restructuring of its business operations aimed at maximizing revenues, increasing operational efficiencies, and minimizing costs. The Company's marketing and sales operation have been consolidated to go to market as a single Company with a multiple brand, multiple channel strategy.

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

     The Company's Spring Lake, Michigan operations (hereafter referred to as "Ermanco") is a manufacturer of light to medium duty unit handling conveyor products, serving the materials handling industry through local independent distributors in North America. Ermanco also provides complete conveyor systems for a variety of applications, including distribution, and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontractors, and subcontracted installation services. The systems product line of the Ermanco brand accounts for approximately 55% of Ermanco's total revenues, and the balance is from resale to distributors who have non-exclusive agreements with the Company.

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

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2001 and September 30, 2000


     The Company identifies operating segments based on the types of products offered for sale as follows:

     For the Nine Months Ended                    Automated Materials       Conveyor
     September 30, 2001 (In Thousands):             Handling Systems         Systems         Total
     -----------------------------------          -------------------      ----------     ---------
     Sales                                             $ 14,751              24,196         38,947
     Earnings before interest expense,
       interest income, equity in income
       of joint ventures, and income taxes
       (before restructuring expenses)                      559               1,025          1,584
     Restructuring expenses                               1,538                   -          1,538
     Total assets                                        12,438              31,214         43,652
     Capital expenditures                                   121                 409            530
     Depreciation and amortization
       expense                                              311                 619            930

     For the Nine Months Ended                    Automated Materials       Conveyor
     September 30, 2000 (In Thousands):             Handling Systems         Systems        Total
     -----------------------------------          -------------------      ----------     ---------
     Sales                                             $ 23,163              25,343         48,506
     Earnings before interest expense,
       interest income, equity in income
       of joint ventures, and income taxes
       (before restructuring expenses)                    2,983               2,189          5,172
     Restructuring expenses                                 337                   -            337
     Total assets                                        14,774              29,811         44,585
     Capital expenditures                                    83                 165            248
     Depreciation and amortization
       expense                                              303                 550            853


     Intersegment sales for the nine months ended September 30, 2001 and September 30, 2000 totaled $0 and $108,000, respectively.

     For the Three Months Ended                   Automated Materials       Conveyor
     September 30, 2001 (In Thousands):             Handling Systems         Systems        Total
     -----------------------------------          -------------------      ----------     ---------
     Sales                                             $  3,956               8,840         12,796
     Earnings before interest expense,
       interest income, equity in income
       of joint ventures, and income taxes
       (before restructuring expenses)                      376                 586            962
     Restructuring expenses                                   -                   -              -
     Total assets                                        12,438              31,214         43,652
     Capital expenditures                                    57                 280            337
     Depreciation and amortization
       expense                                              104                 229            333

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2001 and September 30, 2000

     For the Three Months Ended                   Automated Materials       Conveyor
     September 30, 2000 (In Thousands):             Handling Systems         Systems        Total
     -----------------------------------          -------------------      ----------     ---------
     Sales                                             $  7,942               5,531         13,473
     Earnings before interest expense,
       interest income, equity in income
       of joint ventures, and income taxes
       (before restructuring expenses)                    1,602                  13          1,615
     Restructuring expenses                                   -                   -              -
     Total assets                                        14,774              29,811         44,585
     Capital expenditures                                     6                  24             30
     Depreciation and amortization
       expense                                              101                 185            286


     Intersegment sales for the three months ended September 30, 2001 and September 30, 2000 totaled $0 and $20,000, respectively.


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

     The Company is exposed to market risk from changes in interest rates, and uses an interest rate swap to hedge this risk. The seven-year interest rate swap has a notional amount of $5,750,000 and is classified as a cash flow hedge of forecasted variable rate interest payments on a portion of the Company's term loan. Gains and losses on the interest rate swap are deferred in other comprehensive income. The fair value of the interest rate swap at September 30, 2001 was a liability of approximately $475,000.

     The Company uses derivative financial instruments as risk management tools and not for speculative purposes.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The statement requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. The statement will be adopted beginning 2002. Because of the effort needed to comply with adopting Statement 142, it is not practicable to fully determine the impact of adopting this Statement on the Company's financial statements at this time. The Company currently records $468,000 of goodwill amortization annually.

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2001 and September 30, 2000


     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

     The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

(7)  Other Comprehensive Loss
     ------------------------
     The separate components of other comprehensive loss are as follows (in thousands):

                                                      Gross        Tax Effect         Net
                                                      -----        ----------         ---
     Cumulative impact of
        adoption of FAS 133                           $ 165             69             96
     Other comprehensive loss                           310            128            182
                                                        ---            ---            ---
     Accumulated other comprehensive
        loss at September 30, 2001                    $ 475            197            278
                                                        ===            ===            ===

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2001 and September 30, 2000


(8)  Long-Term Debt
     --------------
     As of June 30, 2001, the Company was in violation of the covenants related to its Funds Flow Coverage Ratio and its subordination agreement. Effective June 30, 2001, the Company received a waiver of certain loan covenants. On September 28, 2001, the Company entered into an amendment to the term loan and line of credit agreements relative to future covenant requirements, a variable term loan interest rate increase to LIBOR plus 3%, and limitations on the cash payment of interest on subordinated debt until the Company is in compliance with all the financial covenants as originally set forth in the Loan Agreement with the Company's principal bank.


Item 2.       Management's Discussion and Analysis of Financial Condition and
------        Results of Operations
              ---------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents decreased to $3,761,000 at September 30, 2001 from $7,925,000 at December 31, 2000. The decrease resulted from cash used by operating activities totaling $2,145,000, primarily related to payments associated with interest on acquisition financing and the Company's calendar year 2000 profit-based incentive plans. In addition, the overall decrease in cash was attributable to the repayment of long-term debt of $1,519,000, and purchases of capital equipment totaling $530,000. Funds provided by operating activities during the nine months ended September 30, 2000 were $3,813,000.
     On September 30, 1999, the Company completed the acquisition of all the outstanding common stock of Ermanco Incorporated ("Ermanco"). Ermanco, headquartered in Spring Lake, Michigan, designs and installs complete conveying systems for a variety of manufacturing and warehousing applications.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a new three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment. This amount will be reduced by the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of September 30, 2001, the Company did not have any borrowings under the line of credit facility.
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its bank. During the first two years of the term loan, the Company was obligated to repay equal quarterly payments of $312,500 plus accrued interest. After September 30, 2001, the Company will make equal quarterly payments of $575,000, plus interest until the loan has been fully repaid. The interest rate on the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate plus three percent, which was 5.6% as of September 30, 2001. The Company also entered into an interest rate swap agreement for a portion of the term loan to hedge the floating interest rate. The seven-year interest rate swap for $5,750,000 is at a fixed rate of 9.38%. During the second quarter of fiscal 2001, the Company prepaid, without penalty, $575,000 of the term loan. Also, on July 27, 2000, the Company prepaid, without penalty, $1,150,000 of the term loan. Therefore, since the inception of the term loan, the Company prepaid, without penalty, $1,725,000 of the term loan.
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------
credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, and maintenance of certain financial ratios. As of September 30, 2001, the Company was in compliance with all covenants, as amended (see Note 8).
     The Company also issued promissory notes to fourteen stockholders of Ermanco in the aggregate principal amount of $3,000,000. The notes have a term of seven years and bear interest at an annual rate of ten percent in years one through three, twelve percent in years four and five, and fourteen percent in years six and seven. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under its line of credit facility and term loan. Since July 1, 2001, the Company has been and will be prohibited from making any cash payments of subordinated debt and interest until the Company is in full compliance with all the financial covenants as originally set forth in the Loan Agreement with the Company's principal bank. The Company intends to satisfy its quarterly interest obligations with the issuance of the Company's common stock.
     On March 4, 1996, SI/BAKER established a line of credit facility (the "facility") with its principal bank (the "bank"). Under the terms of the $3,000,000 facility, SI/BAKER's parent companies, Paragon Technologies, Inc. and McKesson Automation Systems Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the facility. As of September 30, 2001, SI/BAKER did not have any borrowings under the facility, and the facility expires effective August 31, 2002.
     The Company anticipates that its financial resources, consisting of borrowings under its credit facility and cash generated from operations, will be adequate to satisfy its future cash requirements through the next twelve months. Due to the unpredictability of future contract sales, the dependence upon a limited number of large contracts with certain customers, sales volume, as well as cash liquidity, may experience fluctuations. For these reasons, cash liquidity beyond a twelve-month period is difficult for the Company to forecast with reasonable accuracy.
     The Company plans to consider expansion opportunities as they arise, although ongoing operating results of the Company, the restrictive covenants associated with the financing obtained from the Company's principal bank, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion. The Company did not have any material capital commitments as of September 30, 2001.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

(a)  Nine Months Ended September 30, 2001 Versus Nine Months Ended September 30,
     ---------------------------------------------------------------------------
     2000
     ----
     Net sales of $38,947,000 for the nine months ended September 30, 2001 decreased 19.7% compared to net sales of $48,506,000 for the nine months ended September 30, 2000, primarily due to the current economic slowdown. The sales decrease for the nine months ended September 30, 2001 was primarily experienced by the Company's SI Systems' brand, which encountered an equivalent reduction in sales among all of its product lines, when compared to the nine months ended September 30, 2000. The Company's business is dependent upon a limited number of large contracts with certain customers. This dependence can cause unexpected fluctuations in sales volume. Along with sales recognized on the percentage of completion accounting method, the monthly rate of new orders can also vary substantially, causing fluctuations in the current backlog of orders and future
revenue   recognition.   Various   external   factors   affect  the   customers'
decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors, such as the current economy, current interest rates, and future expectations.
     Gross profit, as a percentage of sales, was 25.6% for the nine months ended September 30, 2001 compared to 27.1% for the nine months ended September 30, 2000. Gross profit on sales for the nine months ended September 30, 2001 was favorably impacted by the reversal of approximately $720,000 in previously established contract accruals due to changes in cost estimates. Gross profit on sales for the nine months ended September 30, 2000 was impacted by the favorable performance on several contracts, principally for the Company's higher margin proprietary product lines, initiated in the prior fiscal year that were completed or nearing completion during the nine months ended September 30, 2000. Partially offsetting the impact of the favorable performances on several contracts was the recognition of additional losses, primarily during the second quarter of fiscal 2000, on a major contract where significant cost overruns, resulting in losses, were experienced.
     Selling, general and administrative expenses of $7,899,000 were higher by $135,000 for the nine months ended September 30, 2001 than in the nine months ended September 30, 2000. The increase is primarily attributable to approximately $310,000 of charges during the second quarter of 2001 related to a strategic transaction that was not completed, and approximately $175,000 of expenses during the first quarter of 2001 pertaining to the reduction of associates due to the current economic slowdown. Partially offsetting the increase were costs savings attributable to the Company's restructuring of its business operations and continued emphasis on cost reduction.
     Product development costs of $402,000 were higher by $265,000 for the nine months ended September 30, 2001 than in the nine months ended September 30, 2000. Development programs in the nine months ended September 30, 2001 included enhancements to the Company's Order Picking, Fulfillment, and Replenishment product line and also development efforts related to NBS 30(TM), NBS 90(TM), and NBS 90-SP(TM) narrow belt sorters. Development progress in the nine months ended September 30, 2000 included enhancements to the Company's conveyor technology, and horizontal transportation and Order Picking, Fulfillment, and Replenishment product lines.
     During the second quarter ended June 30, 2001, the Company announced a restructuring of its business operations and recorded a charge of $1,538,000 for restructuring costs. In conjunction with the restructuring plan, the Company reduced the number of office associates by fourteen and will discontinue production operations at its Easton, Pennsylvania facility. All production employees working in the Easton, Pennsylvania manufacturing plant will be laid off. Layoffs began in September 2001, and will be completed on or before November 30, 2001. Prior to the restructuring, the Company employed approximately twenty production employees, with an additional 27 individuals on an extended layoff. The Company currently employs approximately three

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

(a)  Nine Months Ended September 30, 2001 Versus Nine Months Ended September 30,
     ---------------------------------------------------------------------------
     2000 (Continued)
     ----
production employees. The restructuring charges included costs of $678,000 for severance and other personnel costs, $562,000 for pension expense associated with the curtailment of the Company's defined benefit plan for the Company's Easton, Pennsylvania collective bargaining personnel, and $298,000 for facility closure, and legal and professional service fees expected to be incurred relating to the restructuring. The restructuring charges were determined based on formal plans approved by the Company's management and the Board of Directors using the information available at the time.
     Restructuring expenses of $337,000 for the nine months ended September 30, 2000 was associated with a restructuring initiative, whereby the Company reduced the number of associates by sixteen.
     Interest expense of $1,001,000 was lower by $236,000 for the nine months ended September 30, 2001 than in the nine months ended September 30, 2000. The decrease in interest expense was attributable to the reduced level of term debt due to principal prepayments and lower interest rates.
     Interest income of $215,000 for the nine months ended September 30, 2001 decreased by $47,000, when compared to the nine months ended September 30, 2000. The decrease in interest income was attributable to a reduction in the level of funds and interest rates pertaining to short-term investments.
     Equity in income of joint ventures represents the Company's proportionate share of its investments in the SI-Egemin and SI/BAKER joint ventures that are being accounted for under the equity method. The net favorable variance of $257,000 in the equity in income of joint ventures for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was comprised of increased earnings of approximately $163,000 attributable to the SI/BAKER joint venture. In addition to the increased earnings of the SI/BAKER joint venture were the decreased losses of approximately $94,000 attributable to the SI-Egemin joint venture.
     The favorable variance of $163,000 for the nine months ended September 30, 2001 in the equity in income of the SI/BAKER joint venture was attributable to favorable performance on several contracts initiated in prior fiscal years that were completed or nearing completion during the nine months ended September 30, 2001 plus (1) a reduction of $48,000 in revenue-based royalty costs due to the parent companies, and (2) an increase of $47,000 in interest income. Partially offsetting these favorable variances was an increase of $223,000 in product development expenses.
     The favorable variance of $94,000 for the nine months ended September 30, 2001 in the equity in income of the SI-Egemin joint venture was primarily attributable to a reduction in operating expenses of the joint venture.
     The Company recognized an income tax benefit of $155,000 during the nine months ended September 30, 2001, compared to the incurrence of income tax expense of $1,571,000 in the comparable prior year period. The income tax benefit recognized for the nine months ended September 30, 2001 represented the carryback of current fiscal year losses against prior year income. Income tax expense for the nine months ended September 30, 2000 was generally recorded at statutory federal and state tax rates expected to apply for that fiscal year.
     The total backlog at September 30, 2001 was approximately $16,530,000. During the nine months ending September 30, 2001, the Company received orders totaling approximately $32,565,000.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

(b)  Three Months Ended September 30, 2001 Versus Three Months Ended September
     -------------------------------------------------------------------------
     30, 2000
     --------
     With the exception of the following Statement of Operations captions, changes in the third quarter of calendar year 2001 compared to the prior year were consistent with those previously noted above for the nine-month period.
     Net sales of $12,796,000 for the three months ended September 30, 2001 decreased 5.0% compared to net sales of $13,473,000 for the three months ended September 30, 2000, primarily due to the current economic slowdown. The sales decrease for the three months ended September 30, 2001 was experienced by the Company's SI Systems' brand. Partially offsetting the decline in SI Systems' brand sales for the three months ended September 30, 2001 was an increase in sales for the Company's Ermanco brand, primarily to distributors and a technology firm, when compared to the three months ended September 30, 2000.
     Selling, general and administrative expenses of $2,213,000 were lower by $293,000 for the three months ended September 30, 2001 than in the three months ended September 30, 2000. The decrease in selling, general and administrative expenses is primarily attributable to decreases of approximately $210,000 of those expenses based on revenue and profit performance, and approximately $70,000 of product promotion and marketing expenses.


Cautionary Statement
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission rules, regulations, and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Among other things, they regard the Company's acquisition activities, earnings, liquidity, financial condition, and certain operational matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will," "will likely," "are expected to," "will continue," "should," "project," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such "forward-looking statements": (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports; (2) as a result of risks associated with the Company's restructuring, including the failure to achieve anticipated operating savings, and the possibility that the restructuring charges will be greater than anticipated; (3) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth, competition, and certain costs increases; (4) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Quantitative and Qualitative Disclosures
----------------------------------------
     The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments, and since September 30, 1999, an interest rate swap agreement. Generally, the Company seeks to match the terms of its debt with its purpose. The Company uses a variable rate line of credit facility to provide working capital for operations. On September 30, 1999, the Company entered into an interest rate swap agreement for its new term loan from its principal bank to effectively convert a portion of the term loan from a variable rate note to a fixed rate note. A standard interest rate swap agreement involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. The counterpart to the swap agreement is the Company's principal bank.
     The Company does not believe that its exposures to interest rate risk or foreign currency exchange risk, risks from commodity prices, equity prices and other market changes that affect market risk sensitive instruments, including the interest rate swap agreement, are material to its results of operations.

                  -------------------------------------------


                          PART II -- OTHER INFORMATION
                          ----------------------------


Item 6.       Exhibits and Reports on Form 8-K
------        --------------------------------

              (a)  Exhibits-- None.

              (b) No reports on Form 8-K were filed during the quarter ended
                  September 30, 2001.

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

                                                  PARAGON TECHNOLOGIES, INC.



                                                  /S/ William R. Johnson
                                                  ------------------------------
                                                  William R. Johnson
                                                  President & CEO



                                                  /S/ Ronald J. Semanick
                                                  ------------------------------
                                                  Ronald J. Semanick
                                                  Chief Financial Officer





Dated:      November 14, 2001
         -----------------------

                                                                      Schedule A
                                                                      ----------











                                 SI/BAKER, INC.

                              Financial Statements
                               September 30, 2001

SI/BAKER, INC.
Balance Sheets
September 30, 2001 and December 31, 2000
  (In Thousands, Except Share Data)

                                                               (UNAUDITED)
                                                              September 30,          December 31,
                                                                   2001                  2000
                                                            -------------------    ------------------

Assets
------

Current assets:
   Cash and cash equivalents, principally
     time deposits                                               $ 3,969                 4,681

Receivables:
   Trade                                                           2,398                 1,001
   Other receivables                                                 209                    65
                                                                   -----                 -----
     Total receivables                                             2,607                 1,066
                                                                   -----                 -----

Costs and estimated earnings
   in excess of billings                                             530                 1,873
Deferred income tax benefits                                         409                   409
Prepaid expenses and other current
   assets                                                            121                    36
                                                                   -----                 -----

     Total current assets                                          7,636                 8,065
                                                                   -----                 -----

Machinery and equipment, at cost                                     258                   222
Less:  accumulated depreciation                                      170                   147
                                                                   -----                 -----
   Net machinery and equipment                                        88                    75
                                                                   -----                 -----

Equipment leased to customer                                           -                   487
Less:  accumulated depreciation                                        -                   487
                                                                   -----                 -----
   Net equipment leased to customer                                    -                     -
                                                                   -----                 -----

Deferred income tax benefits                                           8                     8
                                                                   -----                 -----

     Total assets                                                $ 7,732                 8,148
                                                                   =====                 =====

SI/BAKER, INC.
Balance Sheets
September 30, 2001 and December 31, 2000
  (In Thousands, Except Share Data)


                                                               (UNAUDITED)
                                                              September 30,          December 31,
                                                                   2001                  2000
                                                            -------------------    ------------------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:

   Accounts payable:
     Trade                                                       $   478                   663
     Affiliated companies                                            104                    56
                                                                   -----                 -----
       Total accounts payable                                        582                   719
                                                                   -----                 -----

   Customers' deposits and billings in
     excess of costs and estimated
     earnings                                                      1,082                 1,459
   Accrued salaries, wages, and
     commissions                                                     310                   358
   Income taxes payable                                                7                   127
   Accrued royalties payable                                         131                   766
   Accrued product warranties                                      1,111                 1,055
   Accrued other liabilities                                          60                    88
                                                                   -----                 -----
        Total current liabilities                                  3,283                 4,572
                                                                   -----                 -----

Stockholders' equity:
   Common stock, $1 par value; authorized
     1,000 shares; issued 200 shares                                   -                     -
   Additional paid-in capital                                        200                   200
   Retained earnings                                               4,249                 3,376
                                                                   -----                 -----
       Total stockholders' equity                                  4,449                 3,576
                                                                   -----                 -----

       Total liabilities and
         stockholders' equity                                    $ 7,732                 8,148
                                                                   =====                 =====

SI/BAKER, INC.
Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2001 and September 30, 2000
  (In Thousands)


                                        Three Months Ended                  Nine Months Ended
                               ---------------------------------    ---------------------------------
                                 September 30,    September 30,      September 30,     September 30,
                                     2001             2000               2001              2000
                               ----------------  ---------------    ---------------   ---------------

Net sales                          $ 3,266             2,714              9,515            10,732
Cost of sales                        2,405             2,149              6,844             8,817
                                     -----             -----              -----            ------

Gross profit on sales                  861               565              2,671             1,915
                                     -----             -----              -----            ------

Selling, general and
   administrative expenses             252               206                799               748
Product development
   costs                                32                10                308                85
Royalty expense to
   parent companies                    131               109                381               429
Interest income                        (36)              (24)              (142)              (95)
Other income, net                      (60)              (47)              (130)             (143)
                                     -----             -----              -----            ------
                                       319               254              1,216             1,024
                                     -----             -----              -----            ------

Earnings before
   income taxes                        542               311              1,455               891
Income tax expense                     217               114                582               344
                                     -----             -----              -----            ------

Net earnings                      $    325               197                873               547
                                     =====             =====              =====            ======

SI/BAKER, INC.
Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2001 and September 30, 2000
  (In Thousands)


                                                                    Nine Months Ended
                                                         -----------------------------------------
                                                            September 30,         September 30,
                                                                2001                  2000
                                                         --------------------  -------------------

Cash flows from operating activities:
   Net earnings                                               $    873                  547
   Adjustments to reconcile net earnings to net
     cash used by operating activities:
       Depreciation of machinery and
         equipment and leased equipment                             23                   43
       Changes in operating assets and
         liabilities:
           Receivables                                          (1,541)                (466)
           Costs and estimated earnings
              in excess of billings                              1,343                  381
           Prepaid expenses and other
              current assets                                       (85)                 (51)
           Accounts payable                                       (137)                (283)
           Customers' deposits and
              billings in excess of costs
              and estimated earnings                              (377)                (437)
           Accrued salaries, wages, and
              commissions                                          (48)                 (73)
           Income taxes payable                                   (120)                 (97)
           Accrued royalties payable                              (635)                 164
           Accrued product warranties                               56                  151
           Accrued other liabilities                               (28)                  (4)
                                                                 -----                -----
   Net cash used by operating activities                          (676)                (125)
                                                                 -----                -----

   Cash flows from investing activities:
     Additions to machinery and equipment                          (36)                 (25)
                                                                 -----                -----
        Net cash used by investing activities                      (36)                 (25)
                                                                 -----                -----

   Decrease in cash and cash equivalents                          (712)                (150)
   Cash and cash equivalents,
     beginning of period                                         4,681                2,895
                                                                 -----                -----
    Cash and cash equivalents,
     end of period                                            $  3,969                2,745
                                                                 =====                =====

   Supplemental disclosure of cash flow information:
       Cash paid during the period for:
         Income taxes                                         $    739                   10
                                                                 =====                =====
         Interest                                             $      -                    -
                                                                 =====                =====