Form 10-K
period 2001-12-31
PARAGON TECHNOLOGIES INC
filed 2002-04-01
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                                    ---------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended:                                      Commission file number:
    December 31, 2001                                           1-15729

                           PARAGON TECHNOLOGIES, INC.
             (Exact Name Of Registrant As Specified In Its Charter)

                   Delaware                             22-1643428
                   --------                             ----------
        (State Or Other Jurisdiction of     (I.R.S. Employer Identification No.)
                 Incorporation)

     600 Kuebler Road, Easton, Pennsylvania                             18040
     --------------------------------------                             -----
    (Address Of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code:                 610-252-3205

Securities registered pursuant to Section 12(b) of the Act:

                                                             Name of Exchange
                  Title of Class                           on Which Registered
----------------------------------------------------     -----------------------
      Common Stock, Par Value $1.00 Per Share            American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:                 None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Aggregate market value of common stock held by non-affiliates (based on the closing price on the New York Stock Exchange) on March 13, 2002 was approximately $19.9 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by March 13, 2002 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

     The number of shares outstanding of the Registrant's Common Stock, as of March 13, 2002 was 4,221,635.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission for the Company's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS


Part I.........................................................................3

     Item 1.      Business.....................................................3
     Item 2.      Properties..................................................11
     Item 3.      Legal Proceedings...........................................11
     Item 4.      Submission of Matters to a Vote of Security Holders.........12


Part II.......................................................................13

     Item 5.      Market For The Registrant's Common Equity and Related
                      Stockholder Matters.....................................13
     Item 6.      Selected Financial Data.....................................13
     Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................14
     Item 7A.     Quantitative and Qualitative Disclosures
                      About Market Risk.......................................26
     Item 8.      Financial Statements and Supplementary Data.................27
     Item 9.      Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosure....................N/A


Part III......................................................................59

     Item 10.     Directors and Executive Officers Of The Registrant..........59
     Item 11.     Executive Compensation......................................62
     Item 12.     Security Ownership of Management and Certain
                      Beneficial Owners.......................................62
     Item 13.     Certain Relationships and Related Transactions..............62


Part IV.......................................................................63

     Item 14.     Exhibits, Financial Statement Schedules and Reports on
                      Form 8-K................................................63

                                     PART I
                                     ------


Item 1.       Business
-------       --------

Company Overview
----------------
     Paragon Technologies, Inc. ("the Company") provides a variety of materials handling solutions, including systems, technologies, products, and services for material flow applications. The Company has one sales and marketing operation and goes to market with a multiple brand, multiple channel strategy under the SI Systems, Ermanco, and Paragon brands. The Company markets the SI Systems and Ermanco brands and may utilize the Paragon brand to offer synergistic materials handling solutions to its customers. The Company's capabilities include horizontal transportation, rapid dispensing, order fulfillment, sortation, and integrating conveyors and conveyor systems.
     The Company was originally incorporated in Pennsylvania in 1958. On December 7, 2001, upon receiving shareholder approval, the Company changed its state of incorporation from Pennsylvania to Delaware.
     The Company's Easton, Pennsylvania operations, (hereafter referred to as "SI Systems"), is a specialized systems integrator supplying SI Systems branded automated materials handling systems to manufacturing, order selection, and distribution operations. The systems are marketed, designed, sold, installed, and serviced by its own staff or agents, generally as labor-saving devices to improve productivity, quality, and reduce costs. SI Systems also operates as a project manager in connection with the installation, integration, and service of its products generally utilizing subcontractors. SI Systems' branded products are utilized to automate the movement or selection of products and are often integrated with other automated equipment such as conveyors and robots. SI Systems' branded integrated materials handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique materials handling needs. SI Systems' staff develops and designs computer control programs required for the efficient operation of the systems. SI Systems' branded products are sold to customers located primarily in North America, including the U.S. government.
     On September 30, 1999, the Company purchased all of the outstanding common stock of Ermanco. The Company's Spring Lake, Michigan operations (hereafter referred to as "Ermanco"), is a manufacturer of Ermanco branded light to medium duty unit handling conveyor products, serving the materials handling industry through local independent distributors in North America. Ermanco also provides complete conveyor systems for a variety of applications, including distribution and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontractors, and subcontracted installation services.
     Ermanco supplies materials handling systems and equipment to both national and international markets. Ermanco offers services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distribution centers, utilizing sophisticated, custom-designed controls software. The systems product line of Ermanco accounted for approximately 43% of Ermanco's total revenues in the year ended December 31, 2001, and the balance is from resale distribution.
     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales by brand during the years ended December 31, 2001 and December 31, 2000, and during the ten months ended December 31, 1999 are as follows (in thousands):

     For the year ended December 31, 2001:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Systems sales......................   $ 14,390           29,700         44,090           86.9%
Aftermarket sales..................      4,618            2,044          6,662           13.1%
                                        ------           ------         ------          -----
Total sales........................   $ 19,008           31,744         50,752          100.0%
                                        ======           ======         ======          =====
As a % of total sales..............      37.5%            62.5%         100.0%

     For the year ended December 31, 2000:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Systems sales......................   $ 24,887           32,857         57,744           89.8%
Aftermarket sales..................      4,762            1,800          6,562           10.2%
                                        ------           ------         ------          -----
Total sales........................   $ 29,649           34,657         64,306          100.0%
                                        ======           ======         ======          =====
As a % of total sales..............      46.1%            53.9%         100.0%

     For the ten months ended December 31, 1999:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Systems sales......................   $ 29,288            7,287         36,575           89.0%
Aftermarket sales..................      4,156              377          4,533           11.0%
                                        ------           ------         ------          -----
Total sales........................   $ 33,444            7,664         41,108          100.0%
                                        ======          =======         ======          =====
As a % of total sales..............      81.4%            18.6%         100.0%

     The Company's products are sold worldwide through its own sales personnel, along with a network of distributors and licensees. Domestic and international sales by brand during the years ended December 31, 2001 and December 31, 2000, and during the ten months ended December 31, 1999 are as follows (in thousands):

     For the year ended December 31, 2001:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Domestic sales.....................   $ 18,030           27,397         45,427           89.5%
International sales................        978            4,347          5,325           10.5%
                                        ------           ------         ------          -----
Total sales........................   $ 19,008           31,744         50,752          100.0%
                                        ======           ======         ======          =====

     For the year ended December 31, 2000:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Domestic sales.....................   $ 28,910           29,627         58,537           91.0%
International sales................        739            5,030          5,769            9.0%
                                        ------           ------         ------          -----
Total sales........................   $ 29,649           34,657         64,306          100.0%
                                        ======           ======         ======          =====

     For the ten months ended December 31, 1999:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Domestic sales.....................   $ 32,324            7,250         39,574           96.3%
International sales................      1,120              414          1,534            3.7%
                                        ------           ------         ------          -----
Total sales........................   $ 33,444            7,664         41,108          100.0%
                                        ======          =======         ======          =====

     The Company also engages in sales with the U.S. government, which is one of the Company's major customers. Sales to the U.S. government during the years ended December 31, 2001 and December 31, 2000, and during the ten months ended December 31, 1999 are as follows (in thousands):

                                                                                    As a %
                                                                                of Total Sales
                                                                                --------------
For the year ended December 31, 2001........................      $   5,219         10.3%
For the year ended December 31, 2000........................          8,157         12.7%
For the ten months ended December 31, 1999..................         11,565         28.1%

     The Company's backlog of orders at December 31, 2001 was $13,342,000, of which $2,910,000 was associated with projects with the U.S. government. The Company's backlog of orders at December 31, 2000 was $22,913,000, of which $7,795,000 was associated with projects with the U.S. government. The Company's business is dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Fluctuations in the Company's sales and earnings occur with increases or decreases in major installations, since the Company recognizes sales on a percentage of completion basis for its systems contracts. The Company expects to fill, within its 2002 calendar year, all of the December 31, 2001 backlog of orders indicated above.

Fiscal Year Change
------------------
     On September 30, 1999, the Board of Directors of the Company approved an amendment to the Company's Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December 31. For the year ended December 31, 1999, the fiscal year consisted of ten months.


                                    Products
                                    --------

SI Systems' Branded Products -- Automated Materials Handling Systems Segment
----------------------------------------------------------------------------

     SI Systems' branded products encompass the horizontal transport and order picking, fulfillment, and replenishment families of products.

Horizontal Transport
--------------------

     Lo-Tow(R). Lo-Tow(R) is an in-floor towline conveyor. It is the platform of
     ------
the towline conveyor systems utilized in the automation of manufacturing, unit load handling, and large roll delivery systems. This simple, tough component design allows for a variety of configurations well suited for numerous applications. It provides reliable and efficient transportation for unit loads of all types in progressive assembly or distribution applications. Because SI Systems' Lo-Tow(R) tow chain used with the system operates at a depth of approximately three inches, systems can be installed in existing one-story and multi-story buildings as well as newly constructed facilities. The Company believes that SI Systems is the world's largest supplier of in-floor towline systems. A typical Lo-Tow(R) system requires approximately six months to engineer, manufacture, and install. Lo-Tow(R) sales as a percent of total sales were 18.1%, 22.3%, and 37.3% for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, respectively.

     Cartrac(R). Cartrac(R) spinning tube conveyor systems are used in the
     -------
automation of production, manufacturing, and assembly operations throughout various industries. Some of these industries are automotive, aerospace, appliance, electronics, machine tools, radiation chambers, castings, transportation, and foundries. As part of a fully computerized manufacturing system, Cartrac(R) offers zero pressure accumulation capabilities that are well suited for the manufacturing environment where high volume product rate and short cycle time are critical.
     Cartrac(R) sales, as a percent of total sales, were 0.7%, 3.4%, and 4.6% for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, respectively.

     SI-Egemin
     ---------
     On July 15, 1999, the Company and Egemin N.V. ("Egemin") of Schoten, Belgium formed a joint venture, SI-Egemin N.V. ("SI-Egemin"). SI-Egemin drew upon the automated materials handling systems experience of the Company and Egemin to provide automated materials handling systems worldwide. Since inception, each member company contributed $494,000 in capital to fund the joint venture. The Company accounted for its investment in the joint venture on the equity basis.
     The Company divested of its investment in the SI-Egemin joint venture at the end of calendar year 2001 and received $125,000 as a return of capital for its investment in the joint venture.

Order Picking, Fulfillment, and Replenishment Systems
-----------------------------------------------------

     Dispen-SI-matic(TM) and Automated Picking/Replenishment Solutions
     -----------------------------------------------------------------
     Automation of the order selection process to pick customers' orders with accuracy, speed, and minimum human interface has been a challenge facing the materials handling industry for quite some time. Dispen-SI-matic(TM) offers an ideal solution for reducing inefficiencies, labor-intensive methods, and long-time deliveries where high volume of small orders must be picked and fulfilled.
     SI Systems' branded products include a variety of Dispen-SI-matic(TM) models for automated order selection, where volume, speed, accuracy, and efficiency are of the essence. The Pick-to-Belt, Totes Through, and Buckets Through are solutions that provide ultra-high throughput for loose-pick individual items. Additionally, the Dispen-SI-matic(TM) allows a package to be dispensed directly into a tote, thus achieving accuracy of order picking and fulfillment every time.
     The "P4"(TM) automated, single unit order picking system, is an additional product offering. An advantage of P4(TM) is its ability to pick and convey products in a single file with consistent orientation to a downstream secondary process. The system can be configured for different package sizes.
     SI Systems' capabilities also include gantry picking, which involves the fulfillment of orders utilizing automated gantry technology. Certain customer applications are well suited for this solution.
     SI Systems' branded technologies include automated picking and replenishment solutions that complement Dispen-SI-matic(TM), thus offering the Company's customers a comprehensive solution in order picking and fulfillment where volume of orders are processed with a high degree of accuracy. These highly sophisticated systems require customization tailored to each individual customer's requirements. SI Systems personnel are well known for their creativity, innovation, and understanding customers' needs in order to achieve the ultimate solution.
     A typical Dispen-SI-matic(TM) and automated picking and replenishment system requires approximately six to nine months to engineer, manufacture, and install.
     Dispen-SI-matic(TM) and the related order picking, fulfillment, and replenishment systems sales (including sales of Automated Pharmacy Systems to the SI/BAKER, INC. ("SI/BAKER") joint venture), as a percent of total sales, were 9.2%, 12.4%, and 27.0%, for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, respectively.

     SI/BAKER, INC. (Automated Pharmacy Systems)
     ------------------------------------------
     On March 1, 1993, the Company and Automated Prescription Systems, Inc. of Pineville, Louisiana formed a joint venture, SI/BAKER, INC. On September 29, 1998, McKesson HBOC, Inc. [NYSE:MCK], a healthcare supply management company, announced the completion of its acquisition of Automated Prescription Systems, Inc. Automated Prescription Systems, Inc. was renamed McKesson Automated Systems Inc. ("McKesson Automation"). SI/BAKER draws upon the automated materials handling systems experience of the Company and the automated pill counting and dispensing products of McKesson Automation to provide automated pharmacy systems.
     SI/BAKER, was formed to address the rapidly evolving automation needs of managed care pharmacy operations which fill prescriptions by mail for the clients of health care provision plans. The demographics of the aging population in the United States and the emphasis on reduced health care costs, of which prescription costs are a major part, is the driving force behind the automation of mail order and the growing, central fill pharmacy operations. SI/BAKER focuses on providing technologically advanced, automated prescription filling systems to this growing market. Information pertaining to the SI/BAKER joint venture is included in Note 11 of Notes to Consolidated Financial Statements. See also Contingencies in Note 8 of Notes to Consolidated Financial Statements. See also Schedule A for SI/BAKER's Financial Statements and Independent Auditors' Report thereon.

     Sortation
     ---------
     SI Systems' branded robotic Gantry Sorter allows companies with large volumes of mailings to take advantage of substantial postal savings by automating their small parcel and letter sorting capability. The Gantry Sorter has a PC-based control system, accommodates weighing and manifesting, can be expanded with additional sorting modules, and is flexible in design.
     A typical sortation system requires approximately six to nine months to engineer, manufacture, and install.
     Sortation sales, as a percent of total sales, were 0.3%, 0.5%, and 1.7% for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, respectively.

Ermanco Branded Products -- Conveyor Systems Segment
----------------------------------------------------

Conveyor Systems
----------------
     Ermanco branded products encompass the conveyor systems segment of the business.
     The results of the Company for the years ended December 31, 2001 and December 31, 2000 include the operations of Ermanco for the entire year; however, results for the ten months ended December 31, 1999 included the operating results of Ermanco from October 1, 1999 through December 31, 1999 only.
     Ermanco supplies materials handling systems and equipment to both national and international markets. Ermanco offers services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distributions centers, utilizing sophisticated, custom-designed controls software. Ermanco often combines various components of its technologies as part of a total system solution.
     Ermanco branded technologies and expertise encompass products in two main families: line shaft-driven live roller conveyor known as XenoROL(R) and belt-driven live roller conveyor known as AccuROL(R). Within each of these drive concepts, there are conveyors, accessories, and options of varying capacities to satisfy a wide range of applications for transportation, accumulation, and sortation products. Ermanco also offers conveyor technology outside these two product lines, including belt and gravity conveyors, sortation, and special equipment. Since its introduction in 1980, Ermanco's XenoPRESSURE technology has provided true non-contact zero-pressure accumulation to the materials handling industry. IntelliROL(TM), a self-powered roller technology, is a very popular offering for unique applications. Ermanco branded sales as a percent of total sales were 62.5%, 53.9%, and 18.6% for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, respectively.

                                Product Warranty
                                ----------------
     The Company's products are warranted against defects in materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales and warranty experience.

                               Sales and Marketing
                               -------------------
     The Company has one sales and marketing operation and goes to market with a multiple brand, multiple channel strategy under the SI Systems, Ermanco, and Paragon brands. The Company markets the SI Systems and Ermanco brands, and may utilize the Paragon brand to offer synergistic materials handling solutions to its customers.
     Sales of SI Systems' branded products in the United States and Canada are made through SI Systems' internal sales personnel. The systems are sold on a fixed-price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the customer until the system has been accepted. Customers include major manufacturers, technology organizations, and distributors of a wide variety of products, as well as the U.S. government. In the year ended December 31, 2001, the U.S. government accounted for revenues of $5,219,000 or 10.3%, of which the U.S. Postal Service accounted for revenues of $5,038,000 or 9.9%. In the year ended December 31, 2000, Brandt & Hill Inc. accounted for revenues of $10,979,000 or 17.1%, and the U.S. government accounted for revenues of $8,157,000 or 12.7%, of which the U.S. Postal Service accounted for revenues of $7,425,000 or 11.5%. A significant amount of business is derived from existing customers through the sale of additional systems, additions to existing systems, plus parts and service. The Company is not substantially dependent upon any one customer, however, the Company's business is dependent upon a limited number of customers.
     Ermanco branded products are sold primarily through a worldwide network of approximately 100 experienced materials handling equipment distributors and licensees. The distributors locate opportunities that they may fulfill themselves by purchasing products and/or services from Ermanco and take the order in their name, acting as the system integrator, or they may elect to have Ermanco assume the role of system integrator. In the latter case, Ermanco will negotiate the contract with the end user and assume total system responsibility, providing the distributor with a "finder's fee." Approximately ninety percent of Ermanco's volume is orders processed by distributors, and ten percent of the volume is orders processed with the end user. Depending upon the distribution channel that is used, the typical number of competitors on any particular project varies. As Ermanco branded products and services expand, the quality and size of the distributors that pursue opportunities on behalf of Ermanco is increasing, bringing better and larger opportunities to the Company's attention. Licensees are located in India, Japan, and the Republic of South Africa, with global affiliates in Brazil, Canada, Ireland, Netherlands, and United Kingdom. Ermanco branded products and services are sold on a fixed-price basis. In the year ended December 31, 2001, no one Ermanco branded customer accounted for revenues in excess of 10% of total revenues. Generally, contract terms are net 30 days for product and parts sales, with progress payments for system-type projects.

                                   Competition
                                   -----------
     The materials handling industry includes many products, devices, and systems competitive with those of the Company.
     SI Systems' Cartrac(R) system competes with various alternative materials handling technologies, including automated guided vehicle systems, automatic dispatch cart, electrified monorail and pallet skid systems, power and free conveyor systems, and belt and roller conveyor systems. Two principal competitors supply equipment similar to the Cartrac(R) system. However, the Company believes that the Cartrac(R) system's advantages, such as controlled acceleration and deceleration, high speed, individual carrier control, and right angle turning, are significant distinctive features providing competitive advantages.
     There are four principal competitors supplying equipment similar to the Lo-Tow(R) system. Competition in the automatic dispatch cart field is primarily in the areas of price, experience, and product performance.

     The Dispen-SI-matic(TM) system competes primarily with manual picking methods, and it also competes with similar devices provided by two other system manufacturers, along with various alternative picking technologies, such as general purpose "broken case" automated order selection systems that have been sold for picking items of non-uniform configuration. The Company believes that the Dispen-SI-matic(TM) system provides greater speed and accuracy than manual methods of collection and reduces damage, pilferage, and labor costs.
     The 2001-2002 Conveyor Equipment Manufacturers Association yearbook includes 32 companies in the list of members in the Unit Handling Conveyors (Light to Medium) classification (SIC 353501). Thirty members report statistics on a monthly basis in this category, with booked sales of $1.46 billion in 2001. Many companies are involved in more than this one category. Many of these companies pursue opportunities with a direct sales force. Ermanco branded products are sold primarily through a distributor network of independently owned and operated companies as its primary channel. There are approximately 1,000 companies listed under the Conveying and Conveying Equipment - Wholesale classification (SIC 508410); however, this includes those companies involved in bulk material handling and unit conveyor handling.
     As in the case of other technically oriented companies, there is a risk that the Company's business may be adversely affected by technological advances made by its competitors. However, the Company believes that its competitive advantages include its reputation in the materials handling field and proven capabilities in the markets in which it concentrates. Its disadvantages include its relatively small size as compared to certain of its larger competitors.

                                  Raw Materials
                                  -------------
     The Company has not been adversely affected by energy or raw materials shortages. Its plants use natural gas for heating and electricity to operate its machinery. The principal raw material purchased by the Company is steel, which the Company purchases from various suppliers. The Company also purchases components from various suppliers that are incorporated into the Company's finished products.

                              Patents And Licenses
                              --------------------
     The Company seeks patents, trademarks and other intellectual property rights to protect and preserve its proprietary technology and its rights to capitalize on the results of research and development activities. The Company also relies on trade secrets, know-how, technological innovations, and licensing opportunities to provide it with competitive advantages in its market and to accelerate new product introductions. Significant design features of the Cartrac(R), Lo-Tow(R), Sortation, and Dispen-SI-matic(TM) systems are covered by patents or patent applications in the United States.
     The Company holds approximately 46 patents, of which 36 have been issued in the United States, with lives that expire through May 2019, and the Company has 4 pending patent applications.
     The significant patents pertain mainly to the following areas: vehicles and carrier design, loading and unloading products, speed and precision control, track design and assembly, accumulation of vehicles, and simultaneous order requests processing equipment. Cartrac(R), Robolite(R), Robodrive(R), Lo-Tow(R), Switch-Cart(R), Mini-Cartrac(R), Ordermatic(R), Accupic(R), Roborail(R), XenoROL(R), EWX100(R), Command Systems Software (CSS)(R), ERS(R), ESA60(R), LightWORX(R), MCN2000(R), MTN 2000(R), NBS(R), XcelSORT(R), XenoPRESSURE(R), XenoSORT(R), XenoTRACTION(R), NBS 30(R), NBS 90(R), and AccuROL(R) are registered trademarks of the Company. Roborail(TM), IntelliROL(TM), Dispen-SI-matic(TM), NBS 90-SP(TM), and "P4"(TM) are trademarks of the Company.
     During the fiscal year ended March 3, 1991, the Company entered into a 10-year licensing agreement with Robotrac, Inc. (a subsidiary of Heico, Inc.) of Lisle, Illinois whereby SI Systems markets and manufactures Robotrac products, systems, and services along with the Company's complete line of materials handling solutions. Under the terms of the licensing agreement, the Company paid royalties to Robotrac, Inc. based on net sales of Cartrac(R) products and services. Prior to termination of the license agreement on November 1, 2000, SI Systems exercised its option to purchase the assets licensed and is no longer required to pay royalties to Robotrac on future sales of Cartrac(R) products and services. Royalty expense relating to the licensing agreements for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, was $0, $185,000, and $146,000, respectively.
     During the fiscal year ended February 25, 1990, the Company entered into a renewable five-year licensing agreement with Knapp to acquire the exclusive right to sell, engineer, manufacture, and install the Dispen-SI-matic(TM) product throughout North America. The licensing agreement was amended on April 29, 1997. The amendment, also with a term of five years and automatically renewable for additional one-year terms, retains many of the salient features of the original licensing agreement with the exception of a change from an exclusive right to a non-exclusive right and a reduction in royalties due Knapp for sales of the Dispen-SI-matic(TM) product by the Company. Under terms of the licensing agreement, which was automatically renewed through April 29, 2003, the Company pays royalties to Knapp based on the number of dispensers per system with a minimum payment applicable to each system. Royalty expense relating to the Knapp licensing agreement for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, was $16,000, $47,000, and $8,000, respectively.
     Ermanco currently has license agreements with three foreign companies. These agreements typically permit the licensee to manufacture conveyors using Ermanco branded technology. Royalties are received based on sales volume. Royalty income received from the license agreements in the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, was approximately $66,000, $108,000, and $33,000, respectively.
     It is the Company's policy to require its professional and technical employees and consultants to execute confidentiality agreements at the time that they enter into employment or consulting relationships with the Company. These agreements provide that all confidential information developed by, or known to, the individual during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreement provides that all inventions conceived by the employee during his tenure at the Company will be the exclusive property of the Company.

                               Product Development
                               -------------------
     Product development costs, including patent expense, were $456,000, $175,000, and $301,000 for the years ended December 31, 2001 and
December 31, 2000, and for the ten months ended December 31, 1999, respectively.
     Development programs in the year ended December 31, 2001 included enhancements to the Company's NBS 30(R), NBS 90(R), and NBS 90-SP(TM) narrow belt sorters and to the Order Picking, Fulfillment, and Replenishment product line.
     Development programs in the year ended December 31, 2000 included enhancements to the Company's Order Picking, Fulfillment, and Replenishment product line and new products which were introduced in February 2001. The new products, NBS 30(R) and NBS 90(R), are narrow belt sorters that contain high-friction divert wheels that raise between the belts, enabling product to be diverted at a 30 or 90 degree angle.
     Development programs in the ten months ended December 31, 1999 included enhancements to the Lo-Tow(R) and Order Picking, Fulfillment, and Replenishment product lines.
     The Company aggressively pursues continual research of new product development opportunities, with a concentrated effort to improve existing technologies that improve customer efficiency. The Company also develops new products and integration capabilities that are financed through customer projects.

                                    Employees
                                    ---------
     As of December 31, 2001, the Company's Easton, Pennsylvania operation employed 45 office employees, including salespersons, draftspersons, and engineers. During the second quarter of 2001, the Company restructured its business operations. In conjunction with the restructuring plan, the Company reduced the number of office employees and discontinued production operations at its Easton, Pennsylvania facility. All production employees working in the Easton, Pennsylvania manufacturing plant were laid off by the end of November 2001. Prior to the restructuring, the Company employed approximately twenty production employees, with an additional 27 individuals on an extended layoff. SI Systems also operates as a project manager in connection with the installation, integration, and service of its products generally utilizing subcontractors.
     As of December 31, 2001, the Company's Spring Lake, Michigan operation employed 175 persons, including 72 office employees and 103 manufacturing employees. All manufacturing employees are collective bargaining personnel. The current collective bargaining agreement expires on May 31, 2003.
     The Company currently employs five executive officers.
     The Company provides life insurance, major medical insurance, retirement programs, and paid vacation and sick leave benefits, and considers its relations with employees to be satisfactory.


Item 2.       Properties and Leases
-------       ---------------------

     SI Systems' principal office is located in a 173,000 square foot concrete, brick, and steel facility in Easton, Pennsylvania. The Company holds the deed to its Easton, Pennsylvania facility and the 20-acre site on which it is located. The Company's Easton, Pennsylvania facility was designed to operate at a higher capacity than is currently being experienced, and the Company is currently marketing the property for sale.
     Ermanco's principal office and manufacturing facility are located in a 113,000 square foot steel building in Spring Lake, Michigan. The building is leased from an organization that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $32,858 (with annual increases of 2.5%) which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require payment by Ermanco of all taxes, insurance, and other ownership-related costs of the property. This operating lease expires on September 30, 2004.
     The Company believes that its Spring Lake, Michigan facility is adequate for its current operations. Due to the timing and receipt of new orders, the Company's operations experience fluctuations in workload due to the timing of customer job completion requirements. Currently, the Company's facilities are adequate to handle these fluctuations. In the event of an unusual demand in workload, the Company supplements its internal operations with outside subcontractors that perform services for the Company in order to complete contractual requirements for its customers. The Company will continue to utilize internal personnel and its own facilities and, when necessary and/or cost effective, outside subcontractors to complete contracts in a timely fashion in order to address the needs of its customers.
     In order to obtain a line of credit and term loan to complete the acquisition of Ermanco, the Company granted its principal bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate owned.


Item 3.       Legal Proceedings
-------       -----------------

     The Company is from time to time a party to litigation arising in the ordinary course of its business. The Company is not currently party to any material litigation.

Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

     The Company held a Special Meeting of Shareholders on December 6, 2001 to approve and adopt an Agreement and Plan of Merger providing for the merger of the Company into a wholly-owned subsidiary formed under the laws of the state of Delaware for the purpose of changing the state of incorporation of the Company from Pennsylvania to Delaware.
     Details of the proposal were provided to shareholders in the form of a Notice of Special Meeting and Proxy Statement dated November 7, 2001 and mailed on November 8, 2001, with such solicitation being in accordance with Section 14 of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder. The proposal was duly approved by the shareholders of the Company. The Company completed the reincorporation from Pennsylvania to Delaware on December 7, 2001.
     The voting results on the proposal were as follows:

   Votes For                  Votes Against                 Abstentions                 Non-Voting
   ---------                  -------------                 -----------                 ----------
   3,322,727                     96,283                       14,398                     778,301

                                     PART II
                                     -------


Item 5.       Market For The Registrant's Common Stock And Related Security
-------       -------------------------------------------------------------
              Holder Matters
              --------------

     On March 9, 2000, the Company's common stock began trading on the American Stock Exchange (Amex) under the symbol "PTG." Prior to this date, the Company's common stock was traded on The Nasdaq Stock MarketSM under the symbol "SIHS." The high and low sales prices for the years ended December 31, 2001 and December 31, 2000 are as follows:

                                         For the Year Ended              For the Year Ended
                                         December 31, 2001               December 31, 2000
                                    ------------------------------  ------------------------------
                                        High             Low              High            Low
                                    --------------  --------------  --------------  --------------
First Quarter........................... 10.00           7.45            10.13            4.63
Second Quarter..........................  8.05           7.00             7.75            5.38
Third Quarter...........................  7.60           7.10             7.63            6.13
Fourth Quarter .........................  8.75           7.35             8.00            6.38


     The Company did not pay any cash dividends during the years ended December 31, 2001 and December 31, 2000, and the Company has no present intention to declare cash dividends. In accordance with the terms and conditions of the Company's line of credit and term loan with its principal bank, the Company is restricted from paying dividends in excess of 15% of net earnings.

     The number of beneficial holders of the Company's common stock at December 31, 2001 was approximately 1,113.

     The closing market price of the Company's common stock on March 13, 2002 was $8.65.


Item 6.       Selected Financial Data
-------       -----------------------
     The following table sets forth the Company's selected consolidated financial information for the five years in the year ended December 31, 2001. The selected consolidated financial data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results. The information presented below is in thousands, except per share amounts.

                                                               For the Ten               For the Fiscal
                               For the Years Ended             Months Ended               Years Ended
                            ----------------------------  -------------------------  -------------------------
                                                                        12/31/98
                               12/31/01      12/31/00      12/31/99    (Unaudited)    2/28/99      3/01/98
                           -------------- -------------  ------------ ------------  ----------- --------------
Net sales................     $  50,752        64,306         41,108      31,603         39,573       47,631
Net earnings (loss)......           (62)        3,480         (2,780)        779          1,378        2,612
Basic earnings (loss)
   per share.............         (.01)           .83           (.72)        .21            .37          .70
Diluted earnings (loss)
   per share.............         (.01)           .82           (.73)        .21            .36          .70
Total assets.............        41,343        45,917         45,406      23,941         23,580       22,219
Long-term liabilities....        11,074        13,744         15,670         233            228          216
Cash dividends per
   share.................             -             -            .10         .10            .10          .07

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Liquidity And Capital Resources
-------------------------------

     The Company's cash and cash equivalents decreased to $6,114,000 at December 31, 2001 from $7,925,000 at December 31, 2000. The decrease resulted from the repayment of long-term debt of $2,096,000 and purchases of capital equipment of $692,000. Partially offsetting the decrease in cash and cash equivalents from these uses was cash provided by operating activities totaling $934,000. Funds provided by operating activities during the year ended December 31, 2000 were $5,071,000. Funds provided by operating activities during the year ended December 31, 2001 as compared to funds provided by operating activities during the year ended December 31, 2000 declined primarily due to the net loss experienced by the Company during the year ended December 31, 2001 and a reduction in current liabilities. Funds provided by operating activities during the ten months ended December 31, 1999 were $8,369,000.

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

Acquisition of Ermanco Incorporated
-----------------------------------
     On September 30, 1999, the Company acquired of all of the outstanding common stock of Ermanco. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, of which $1,551,000 was held in escrow ($801,000 was released in January 2000 and $750,000 was released in March 2001), $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999.
     In 2000, the Company paid additional costs of $45,000 in connection with the acquisition, and $186,000 to satisfy a purchase price adjustment contingency. There are no remaining contingent arrangements that may result in additional payments by the Company under the Stock Purchase Agreement. The acquisition required a net cash outlay of $2,264,000.
     In connection with the acquisition of Ermanco, the Company entered into employment agreements with four employees of Ermanco. Leon C. Kirschner and Steven Shulman, both principal stockholders of Ermanco, joined the Board of Directors of the Company.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment. This amount will be reduced by the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of December 31, 2001, the Company did not have any borrowings under the line of credit facility.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Acquisition of Ermanco Incorporated (Continued)
-----------------------------------
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its bank. During the first two years of the term loan, the Company was obligated to repay equal quarterly payments of $312,500 plus accrued interest. After September 30, 2001, the Company commenced making equal quarterly payments of $575,000, plus interest continuing until the loan is fully repaid. The interest rate on the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate plus three percent (4.90% as of December 31,
2001). The Company also entered into an interest rate swap agreement for a portion of the term loan to hedge the floating interest rate. The seven-year interest rate swap for $5,462,000 is at a fixed rate of 9.38%. As of December 31, 2001, the liability associated with the fair value of the cash flow hedge was approximately $412,000.
     During the second quarter of fiscal 2001, the Company prepaid, without penalty, $575,000 of the term loan. Also, during the third quarter of fiscal 2000, the Company prepaid, without penalty, $1,150,000 of the term loan. Therefore, since the inception of the term loan, the Company prepaid, without penalty, $1,725,000 of the term loan.
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, and maintenance of certain financial ratios. As of December 31, 2001, the Company was in compliance with all covenants, as amended (see Note 3 of Notes to Consolidated Financial Statements).
     On September 30, 1999, the Company also issued promissory notes to fourteen stockholders of Ermanco, two of which are directors of the Company, in the aggregate principal amount of $3,000,000. The notes have a term of seven years and bear interest at an annual rate of ten percent through September 30, 2002, twelve percent from October 1, 2002 through September 30, 2004, and fourteen percent from October 1, 2004 through September 30, 2006. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash, or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under the Company's line of credit facility and term loan. Since July 1, 2001, the Company has been and will be prohibited from making any cash payments of subordinated debt and interest until the Company is in full compliance with all the financial covenants as originally set forth in the term loan agreement with the Company's principal bank. However, the bank waived the restriction from paying interest on the subordinated debt in the form of cash for the fourth quarter ended December 31, 2001 and the first quarter ended March 31, 2002. The Company intends to satisfy its quarterly interest obligations with the issuance of the Company's common stock in the event the Company's principal bank does not grant waivers regarding the making of cash payments of interest on subordinated debt.

Commitments and Contingencies
-----------------------------
     Ermanco's operations are located in an 113,000 square foot steel building in Spring Lake, Michigan. The building is leased from an organization that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $32,858 (with annual increases of 2.5%) which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Liquidity And Capital Resources
-------------------------------

Commitments and Contingencies (Continued)
-----------------------------
     The Company also leases certain automobiles and office equipment, office space, computer equipment, and software under various operating leases with terms extending through July 2005.
     Financing agreements related to the lease of computer software have been recorded as capital leases. These agreements had a total initial contract value of $36,000. As of December 31, 2001, the contract value of the agreements is approximately $5,000.
     On March 4, 1996, SI/BAKER established a $3,000,000 line of credit facility (the "Facility") with its principal bank (the "bank"). Under the terms of the Facility, SI/BAKER's parent companies, Paragon Technologies, Inc. and McKesson Automation Systems Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the facility. As of December 31, 2001, SI/BAKER did not have any borrowings under the Facility, and the Facility expires effective August 31, 2002.
     Future contractual obligations and commercial commitments at December 31, 2001 as noted above are as follows:


                                              Payments Due by Period
                 ---------------------------------------------------------------------------------
                                   Less Than
                       Total         1 Year     2 Years      3 Years     4 Years      5 Years
                       -----         ------     -------      -------     -------      -------
Contractual
obligations:
  Term loan......     9,200,000    2,300,000   2,300,000    2,300,000   1,438,000       862,000

  Cash flow
   hedge.........       412,000            -           -            -           -       412,000

  Subordinated
   notes
   payable.......     3,000,000            -           -            -           -     3,000,000

  Capital lease
   obligations...         5,000        5,000           -            -           -             -

  Operating
   leases........     1,567,000      558,000     537,000      412,000      60,000             -
                     ----------    ---------   ---------    ---------   ---------     ---------

   Total.........  $ 14,184,000    2,863,000   2,837,000    2,712,000   1,498,000     4,274,000
                     ==========    =========   =========    =========   =========     =========

                                                         Amount of Commitment
                                                         Expiration Per Period
                                   ----------------------------------------------------------------
                   Total Amounts   Less Than
                      Committed     1 Year       2 Years      3 Years      4 Years      5 Years
                      ---------     -------      -------      -------      -------      -------
Other
commercial
commitments:
  Guarantees.....   $ 1,000,000    1,000,000           -            -            -            -
  Line of credit.             -            -           -            -            -            -

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Other Liquidity and Capital Resource Matters
--------------------------------------------
     On June 7, 1999, the Board of Directors of the Company authorized management to purchase up to 10,000 shares of the Company's common stock through open market transactions or negotiated transactions at prices not to exceed prevailing market prices. During the second quarter ended August 29, 1999, the Company expended $105,000 on purchases of 10,000 shares of common stock through open market transactions.
     The Company anticipates that its financial resources, consisting of borrowings under its credit facility and cash generated from operations will be adequate to satisfy its future cash requirements through the next fiscal year. Due to the unpredictability of future contract sales, the dependence upon a limited number of large contracts with a limited number of customers, sales volume, as well as cash liquidity, may experience fluctuations. For these reasons, cash liquidity beyond a twelve-month period is difficult for the Company to forecast with reasonable accuracy.
     The Company plans to consider all strategic alternatives to increase shareholder value, including expansion opportunities as they arise, although the ongoing operating results of the Company, the restrictive covenants associated with the financing obtained from the Company's principal bank, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion.

Results of Operations - For The Year Ended December 31, 2001 Compared To The
----------------------------------------------------------------------------
Year Ended December 31, 2000
----------------------------
     The Company's net loss for the year ended December 31, 2001 was $62,000 compared to net earnings of $3,480,000 for the year ended December 31, 2000. Contributing to the net loss for the year ended December 31, 2001 was a reduction in sales volume, restructuring charges of $1,538,000, severance charges of $259,000, and $310,000 of charges related to a strategic transaction that was not completed.

Net Sales and Gross Profit on Sales
-----------------------------------
     Net sales of $50,752,000 for the year ended December 31, 2001 decreased 21.1% compared to net sales of $64,306,000 for the year ended December 31, 2000. The sales decrease of $13,554,000 was primarily attributable to a lower volume of orders associated with the current economic slowdown and competitive pricing pressures. The sales decrease for the year ended December 31, 2001 was primarily experienced by the Company's SI Systems' brand, which encountered an equivalent reduction in sales among all of its product lines, when compared to the year ended December 31, 2000. The Company's business is dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Along with sales recognized on the percentage of completion accounting method, the monthly rate of new orders can also vary substantially, causing fluctuations in the current backlog of orders and future revenue recognition. Various external factors affect the customers' decision-making process on expanding and upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations.
     Gross profit as a percentage of sales was 24.5% for the year ended December 31, 2001 compared to 28.1% for the year ended December 31, 2000. Gross profit on sales for the year ended December 31, 2001 was favorably impacted by approximately 1.9% as a result of the reversal of $960,000 in previously established contract accruals due to changes in cost estimates. Approximately 3.5% of the decrease in the gross profit percentage for the year ended December 31, 2001 was primarily attributable to the prior year gross profit percentage being impacted by the favorable performance on several contracts. Also contributing to the decrease in the gross profit percentage for the year ended December 31, 2001 was an underabsorption of overhead costs due to a decline in sales volume that accounted for a 1.6% reduction in the gross profit percentage. Gross profit on sales for the year ended December 31, 2000 was impacted by the favorable

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Results of Operations - For The Year Ended December 31, 2001 Compared To The
----------------------------------------------------------------------------
Year Ended December 31, 2000
----------------------------

Net Sales and Gross Profit on Sales (Continued)
-----------------------------------
performance on several contracts, from principally the Company's higher margin proprietary product lines, initiated in the prior fiscal year that were completed or nearing completion during the year ended December 31, 2000. Partially offsetting the impact of the favorable performances on several contracts was the recognition of additional losses, primarily during the second quarter of fiscal 2000, on a major contract where significant cost overruns, resulting in losses, were experienced.

Selling, General, and Administrative Expenses
---------------------------------------------
     Selling, general and administrative expenses of $10,161,000 were lower by $740,000 for the year ended December 31, 2001 than in the year ended December 31, 2000. The decrease of $740,000 was comprised of a reduction in compensation expense of $999,000 based on revenue and profit performance, and costs savings of $316,000 attributable to the Company's restructuring of its business operations and continued emphasis on cost reduction. Partially offsetting the aforementioned decline in expenses were charges of approximately $310,000 related to a strategic transaction that was not completed, and $259,000 of expenses pertaining to the reduction of associates due to the economic slowdown.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $456,000 were higher by $281,000 for the year ended December 31, 2001 than in the year ended December 31, 2000. Development programs in the year ended December 31, 2001 included enhancements to the Company's NBS 30(R), NBS 90(R), and NBS 90-SP(TM) narrow belt sorters and to the Order Picking, Fulfillment, and Replenishment product line. Development programs in the year ended December 31, 2000 included enhancements to the Company's Order Picking, Fulfillment, and Replenishment product line, and new products which were introduced in February 2001. The new products, NBS 30(R) and NBS 90(R), are narrow belt sorters that contain high-friction divert wheels that raise between the belts, enabling product to be diverted at a 30 or 90 degree angle.

Amortization of Goodwill
------------------------
     Amortization of goodwill represented costs associated with the acquisition of Ermanco, totaling approximately $468,000 for the year ended December 31, 2001, as compared to $469,000 for the year ended December 31, 2000.

Restructuring Expenses
----------------------
     During the second quarter of 2001, the Company restructured its business operations and recorded a charge of $1,538,000 for restructuring costs. In conjunction with the restructuring plan, the Company reduced the number of office employees by fourteen and discontinued production operations at its Easton, Pennsylvania facility. All production employees working in the Easton, Pennsylvania manufacturing plant were laid off by the end of November 2001. Prior to the restructuring, the Company employed approximately twenty production employees, with an additional 27 individuals on an extended layoff. The restructuring charges included costs of $678,000 for severance and other personnel costs, $562,000 for pension expense associated with the curtailment of the defined benefit plan for the Company's Easton, Pennsylvania collective bargaining personnel, and $298,000 for plant closure and professional service fees relating to the restructuring. The restructuring charges were determined based on formal plans approved by the Company's management and the Board of Directors. This restructuring action is expected to result in approximately $1,100,000 in annual cost savings to the Company.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Results of Operations - For The Year Ended December 31, 2001 Compared To The
----------------------------------------------------------------------------
Year Ended December 31, 2000
----------------------------

Restructuring Expenses (Continued)
----------------------
     Restructuring expenses of $337,000 for the year ended December 31, 2000 were associated with a restructuring initiative, whereby the Company reduced the number of employees by sixteen. No material liability remained for this restructuring initiative as of December 31, 2001.

Interest Expense and Interest Income
------------------------------------
     Interest expense of $1,298,000 was lower by $335,000 in the year ended December 31, 2001 than in the year ended December 31, 2000. The decrease in interest expense was primarily attributable to the reduced level of term debt due to principal repayments and lower interest rates.
     Interest income of $252,000 was lower by $145,000 in the year ended December 31, 2001 compared to the year ended December 31, 2000. The decrease in interest income was attributable to a reduction in the level of funds available for short-term investments and lower interest rates

Equity in Income of Joint Ventures
----------------------------------
     Equity in income of joint ventures represents the Company's proportionate share of its investments in the SI/BAKER and SI-Egemin joint ventures that are being accounted for under the equity method. The net favorable variance of $207,000 in the equity in income of joint ventures for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was comprised of increased earnings of approximately $97,000 attributable to the SI/BAKER joint venture and decreased losses of approximately $110,000 attributable to the SI-Egemin joint venture.
     The favorable variance of $97,000 for the year ended December 31, 2001 in the equity in income of the SI/BAKER joint venture was attributable to an improvement in the gross profit percentage by approximately 6% due to favorable performance on several contracts initiated in prior fiscal years that were completed during the year ended December 31, 2001 plus a reduction of $80,000 in revenue-based royalty costs due to the parent companies. The favorable variance of $110,000 for the year ended December 31, 2001 in the equity in income of the SI-Egemin joint venture was primarily attributable to a reduction in operating expenses of the joint venture. The Company divested of its investment in the SI-Egemin joint venture at the end of calendar year 2001.

Other Income, Net
-----------------
     The unfavorable variance of $55,000 in other income, net, for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily attributable to a reduction of revenue-based royalty income from the Company's SI/BAKER joint venture and license agreements related to international conveyor system sales.

Income Tax Expense (Benefit)
---------------------------
     The Company recognized an income tax benefit of $257,000 during the year ended December 31, 2001 compared to the incurrence of income tax expense of $2,233,000 during the year ended December 31, 2000. The income tax benefit recognized for the year ended December 31, 2001 represented the carryback of losses experienced during the year ended December 31, 2001 against prior year income plus the recognition of a tax benefit of approximately $140,000 associated with divestment of the SI-Egemin joint venture. Income tax expense for the year ended December 31, 2000 was generally recorded at statutory federal and state tax rates.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Results of Operations - For The Year Ended December 31, 2001 Compared To The
----------------------------------------------------------------------------
Year Ended December 31, 2000 (Continued)
----------------------------

Backlog of Orders
-----------------
     The total backlog of orders at December 31, 2001 was approximately $13,342,000. During the year ended December 31, 2001, the Company received orders totaling approximately $41,181,000.


Results of Operations - For The Year Ended December 31, 2000 Compared To The
----------------------------------------------------------------------------
Ten Months Ended December 31, 1999
----------------------------------

     On September 30, 1999, the Board of Directors of the Company approved an amendment to the Bylaws to change the fiscal year end from the Sunday nearest to the last day of February to December 31. The year ended December 31, 2000 consisted of twelve months, while the fiscal year ended December 31, 1999 consisted of ten months.
     On September 30, 1999, the Company concluded the acquisition of all of the outstanding common stock of Ermanco Incorporated. The results for the ten months ended December 31, 1999 include the operations of Ermanco from October 1, 1999 through December 31, 1999. See Note 12 of Notes to Consolidated Financial Statements for further information.
     The Company's net earnings for the year ended December 31, 2000 was $3,480,000 compared to a net loss of $2,780,000 for the ten months ended December 31, 1999. Contributing to the net earnings for the year ended December 31, 2000 was the inclusion of Ermanco operations for the entire twelve months, compared to the inclusion of the Ermanco operations for only three months during the ten months ended December 31, 1999. Contributing to the net loss for the ten months ended December 31, 1999 were cost overruns of $3,000,000 associated with four contracts, severance charges of $323,000, and the write-off of $561,000 of certain long-lived assets.

Net Sales and Gross Profit on Sales
-----------------------------------
     Net sales of $64,306,000 for the year ended December 31, 2000 increased 56.4% compared to net sales of $41,108,000 for the ten months ended December 31, 1999. The sales increase of $23,198,000 was comprised of an increase in Ermanco's contribution to product sales approximating $26,993,000, offset by a decrease in SI Systems' sales of approximately $3,795,000 for the year, principally in the Order Picking, Fulfillment, and Replenishment product line, when compared to the ten months ended December 31, 1999. Since Ermanco was purchased on September 30, 1999, Ermanco sales recorded in the ten months ended December 31, 1999 consisted of sales from October 1, 1999 through December 31, 1999 only. SI Systems' business is dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Along with sales recognized on the percentage of completion accounting method, the monthly rate of new orders can also vary substantially, causing fluctuations in the current backlog of orders and future revenue recognition. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations.
     Although SI Systems sales declined in the year ended December 31, 2000 as compared to the ten months ended December 31, 1999, gross profit on sales for the year ended December 31, 2000 increased compared to the ten months ended December 31, 1999.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Results of Operations - For The Year Ended December 31, 2000 Compared To The
----------------------------------------------------------------------------
Ten Months Ended December 31, 1999
----------------------------------

Net Sales and Gross Profit on Sales (Continued)
-----------------------------------
     Gross profit as a percentage of sales was 28.1% for the year ended December 31, 2000 compared to 10.0% for the ten months ended December 31, 1999. The increase in the gross profit percentage for the year ended December 31, 2000 was primarily attributable to effective business controls relative to pricing practices and favorable performance on several contracts, principally for SI Systems' higher margin proprietary products, initiated in the prior fiscal year that were completed or nearing completion during the year ended December 31, 2000. Offsetting the impact of the favorable performance on several contracts was the recognition of an additional loss in the second quarter of fiscal 2000 on a major contract, which experienced additional cost overruns. Gross profit on sales for the ten months ended December 31, 1999 was unfavorably impacted by significant cost overruns on four projects, competitive pricing pressures, as well as to first time inefficiencies associated with the development of enhanced Order Picking, Fulfillment, and Replenishment products related to these projects. The cost overruns associated with these contracts resulted in approximately $8,700,000 in sales with $11,700,000 in related cost of sales during the ten months ended December 31, 1999. As of December 31, 1999, SI Systems had accrued the estimated costs to completion for the four projects incurring cost overruns. Estimates relative to loss contracts, which the Company experienced to an unusual extent in the period ended December 31, 1999, were inherently more difficult to make than those in which the contracts proceed according to original expectations. During 2000, SI Systems had $1,491,000 of revenue associated with these contracts, with an additional loss of $743,000. By December 31, 2000, the Company had obtained customer acceptance for 96% of these contracts which are now in their warranty periods, which periods continue through various dates, concluding in the second quarter of 2002. The Company believes that its warranty accruals and previously established remaining contract accruals for these projects will be adequate to meet any related remaining obligation of the Company.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $10,901,000 were higher by $4,095,000 in the year ended December 31, 2000 than in the ten months ended December 31, 1999. The increase of $4,095,000 was comprised of additional cost of operations totaling approximately $3,450,000 related to Ermanco, and an increase in SI Systems' selling, general and administrative expenses of approximately $645,000 for the year when compared to the ten months ended December 31, 1999. Since Ermanco Incorporated was purchased on September 30, 1999, there were selling, general and administrative expenses associated with the Ermanco operation only for October through December 1999 included in the ten months ended December 31, 1999.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $175,000 were lower by $126,000 for the year ended December 31, 2000 than in the ten months ended December 31, 1999. Development programs in the year ended December 31, 2000 included enhancements to the Company's Order Picking, Fulfillment, and Replenishment product line, and new products which were introduced in February 2001. The new products, NBS 30(R) and NBS 90(R), are narrow belt sorters that contain high-friction divert wheels that raise between the belts, enabling product to be diverted at a 30 or 90 degree angle. Development programs in the ten months ended December 31, 1999 included enhancements to the Lo-Tow(R) and Order Picking, Fulfillment, and Replenishment product lines.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Results of Operations - For The Year Ended December 31, 2000 Compared To The
----------------------------------------------------------------------------
Ten Months Ended December 31, 1999 (Continued)
----------------------------------

Amortization of Goodwill
------------------------
     Amortization of goodwill represented costs associated with the acquisition of Ermanco, totaling approximately $469,000 for the year ended December 31, 2000, as compared to $116,000 for the ten months ended December 31, 1999, which included only three months of amortization due to the timing of the acquisition in 1999. During the ten months ended December 31, 1999, the Company also incurred goodwill amortization expense of $93,000 associated with the acquisition of the Modular Automation Corp.

Goodwill and Other Asset Impairment
-----------------------------------
     Goodwill and other asset impairment of $561,000 for the ten months ended December 31, 1999 represented the write-off of certain long-lived assets, primarily goodwill, associated with the elimination of the Automated Guided Vehicle product line related to the acquisition of Modular Automation Corp.

Restructuring Expenses
----------------------
     Restructuring expenses of $337,000 represented a restructuring initiative whereby approximately sixteen engineering and administrative employees were separated from the Company in the year ended December 31, 2000, as compared to restructuring expenses of $323,000 whereby approximately ten executive, engineering, and administrative employees were separated from the Company in the ten months ended December 31, 1999. No material liability remains for these restructuring activities.

Interest Expense and Interest Income
------------------------------------
     Interest expense of $1,633,000 was higher by $1,189,000 in the year ended December 31, 2000 than in the ten months ended December 31, 1999. The increase in interest expense was primarily attributable to the term debt and subordinated notes issued in connection with the Ermanco acquisition which was completed on September 30, 1999.
     Interest income of $397,000 was higher by $267,000 in the year ended December 31, 2000 compared to the ten months ended December 31, 1999. The increase in interest income was attributable to the higher level of funds available for short-term investments.

Equity in Income of Joint Ventures
----------------------------------
     Equity in income of joint ventures represents the Company's proportionate share of its investments in the SI/BAKER and SI-Egemin joint ventures that are being accounted for under the equity method. The net favorable variance of $205,000 for the year ended December 31, 2000 in the equity in income of joint ventures was comprised of a favorable variance of $316,000 attributable to the SI/BAKER joint venture and an unfavorable variance of $111,000 attributable to the SI-Egemin joint venture. The favorable variance of $316,000 for the year ended December 31, 2000 in the equity in income of SI/BAKER joint venture was attributable principally to increased sales of approximately $3,644,000 and an increase in the gross profit percentage of 2%. The increase in sales for the year ended December 31, 2000 compared to the ten months ended December 31, 1999 was primarily due to expanded product offerings released to market in late 1999. The unfavorable variance of $111,000 for the year ended December 31, 2000 in the equity in income of the SI-Egemin joint venture was attributable to additional start-up costs. The SI-Egemin joint venture was initiated in July 1999.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Results of Operations - For The Year Ended December 31, 2000 Compared To The
----------------------------------------------------------------------------
Ten Months Ended December 31, 1999 (Continued)
----------------------------------------------

Other Income, Net
-----------------
     The favorable variance of $354,000 in other income, net, for the year ended December 31, 2000 as compared to the ten months ended December 31, 1999 was primarily attributable to an increase of revenue-based royalty income from the Company's SI/BAKER joint venture and license agreements related to international conveyor system sales.

Income Tax Expense (Benefit)
---------------------------
     The Company recognized income tax expense of $2,233,000 during the year ended December 31, 2000 compared to the income tax benefit of $1,394,000 during the ten months ended December 31, 1999. Income tax expense for the year ended December 31, 2000 was generally recorded at statutory federal and state tax rates. The income tax benefit recognized for the ten months ended December 31, 1999 represented the carryback of losses experienced during the ten months ended December 31, 1999 against prior year income. The income tax benefit recognized for the ten months ended December 31, 1999 was negatively impacted by the write-off of goodwill of Modular Automation Corp., which was not deductible.

Backlog of Orders
-----------------
     The total backlog of orders at December 31, 2000 was approximately $22,913,000. During the year ended December 31, 2000, the Company received orders totaling approximately $63,534,000.

                          --------------------

Critical Accounting Policies
----------------------------
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of commitments and contingencies at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.
     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Consolidated Financial Statements.

Revenue Recognition
-------------------
     Revenues on sales contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. Installation is an integral part of most systems sold by the Company and is not sold or billed separately. As some of these contracts may extend over one or more years, generally no more than two years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Revenue Recognition (Continued)
-------------------
     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its sales contracts, including both typical and more complex systems. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized.
     The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits, as occurred in 1999 when the Company determined that it had significantly underestimated the costs involved principally in four major contracts. The cost overruns associated with these contracts resulted in approximately $8,700,000 in sales with $11,700,000 in related cost of sales during the ten months ended December 31, 1999. During 2000, the Company had $1,491,000 of revenue associated with these contracts, with an additional loss of $743,000.
     Revenues on other sales of parts or equipment are recognized when title transfers pursuant to shipping terms. There are no installation or customer acceptance aspects of these sales.
     The Company's business is dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Along with sales recognized on the percentage of completion accounting method, the monthly rate of new orders can also vary substantially, causing fluctuations in the current backlog of orders and future revenue recognition. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations.

Warranty
--------
     The Company's products are warranted against defects in materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales and warranty experience. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve.

Inventories
-----------
     Inventories are valued at the lower of average cost or market. Inventories primarily consist of materials purchased or manufactured for stock. The Company does not defer general and administrative costs or initial startup costs. The Company provides an inventory reserve determined by a specific identification of individual slow moving items and a general reserve to cover other inventory items based on historical experience. The reserve is considered to be a write-down of inventory to a new cost basis. Upon disposal of inventory, the cost and related inventory reserve are removed from the accounts. Historically, the level of inventory reserve has been appropriate based on management's assessment of estimated future inventory disposals.

Restructuring
-------------
     During the second quarter of 2001, the Company restructured its business operations and recorded a charge of $1,538,000 for restructuring costs. In conjunction with the restructuring plan, the Company reduced the number of office employees by fourteen and discontinued production operations at its Easton, Pennsylvania facility. The restructuring charges included costs of $678,000 for severance and other personnel costs, $562,000 for pension expense associated with the curtailment of the defined benefit plan for the Company's Easton, Pennsylvania production employees, and $298,000 for plant closure and professional service fees relating to the restructuring. The determination of the

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Restructuring (Continued)
-------------
amount of the restructuring charge involved a number of estimates. However, the remaining restructuring accrual is deemed appropriate based on management's assessment of estimated future cash payments.

Allowance for Doubtful Accounts
-------------------------------
     The Company provides an allowance for doubtful accounts determined by a specific identification of individual accounts and a general reserve to cover other accounts based on historical experience. The Company writes off receivables upon determination that no further collections are probable. Historically, receivable write offs have not had a material impact on the Company's financial statements.

Asset Impairments
-----------------
     The Company reviews the recovery of the net book value of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," for impairment whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to an amount by which the net book value exceeds the fair value of assets.


New Accounting Pronouncements
-----------------------------
     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and adds disclosure requirements related to business combination transactions. SFAS No. 141 also establishes criteria for the recognition of intangible assets apart from goodwill. This Statement applies to all business combinations for which the acquisition date was July 1, 2001 or later. The Company had no acquisitions during 2001. The Company intends to implement the provisions of SFAS No. 141 in any future business combinations.
    On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes guidelines for the financial accounting and reporting of acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization; rather, it will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company is required to adopt the provisions of this pronouncement no later than the beginning of 2002, however, goodwill and other intangible assets acquired after June 30, 2001, are subject immediately to the amortization provisions of this statement. The Company had no acquisitions of goodwill or other intangibles in the second half of 2001. The Company will adopt the amortization provisions of SFAS No. 142 beginning in the first quarter of 2002. During the years ended December 31, 2001 and December 31, 2000, and the ten months ended December 31, 1999, goodwill and other intangible amortization was $508,000, $558,000, and $252,000, respectively. The Company has not yet determined the final impact of adopting SFAS No. 142.
     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement also supersedes APB No. 30 provisions related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Statement is effective for years beginning after December 15, 2001. The Company is evaluating the potential impact of adopting SFAS No. 144.

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

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk
--------      ----------------------------------------------------------
     The Company's primary interest rate market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments, and since September 30, 1999, an interest rate swap agreement. Generally, the Company seeks to match the terms of its debt with its purpose. The Company uses a variable rate line of credit facility to provide working capital for operations. In the ten months ended December 31, 1999, the Company entered into an interest rate swap agreement for 50% of its new term loan from its principal bank to effectively convert half of the term loan from a variable rate note to a fixed rate note. A standard interest rate swap agreement involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. The counterpart to the swap agreement is the Company's principal bank.
     The Company does not believe that its exposures to interest rate risk or foreign currency exchange risk, risks from commodity prices, equity prices and other market changes that affect market risk sensitive instruments, including the interest rate swap agreement, are material to its results of operations.

Item 8.       Consolidated Financial Statements and Supplementary Data
-------       --------------------------------------------------------



                                    I N D E X


o    Independent Auditors' Report.


o    Consolidated Financial Statements:
        Consolidated Balance Sheets, December 31, 2001 and December 31, 2000.

        Consolidated Statements of Operations for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999.

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999.

        Consolidated Statements of Cash Flows for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999.

        Notes to Consolidated Financial Statements.


o Financial Statement Schedule for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Technologies, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and for the ten months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /S/ KPMG LLP



Philadelphia, PA
March 8, 2002

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2001 and December 31, 2000
     (In Thousands, Except Share Data)

                                                             December 31,          December 31,
                                                                 2001                  2000
                                                        -------------------     ------------------
Assets
------

Current assets:
   Cash and cash equivalents..........................      $    6,114                   7,925
                                                                ------                  ------

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $74 as of December 31,
       2001 and $54 as of December 31, 2000...........           7,093                   7,040
     Notes and other receivables......................             630                     301
                                                                ------                  ------
       Total receivables..............................           7,723                   7,341
                                                                ------                  ------

Costs and estimated earnings in excess of
  billings............................................             244                   1,665
                                                                ------                  ------

Inventories:
   Raw materials......................................           1,731                   2,198
   Work-in-process....................................             254                     340
   Finished goods.....................................             408                     508
                                                                ------                  ------
     Total inventories................................           2,393                   3,046
                                                                ------                  ------

Deferred income tax benefits..........................           2,077                   2,326
Prepaid expenses and other current assets.............             649                     547
                                                                ------                  ------

     Total current assets.............................          19,200                  22,850
                                                                ------                  ------

Property, plant and equipment, at cost:
   Land...............................................              27                      27
   Buildings and improvements.........................           3,727                   3,746
   Machinery and equipment............................           5,059                   6,341
                                                                ------                  ------
                                                                 8,813                  10,114
   Less:  accumulated depreciation....................           6,112                   7,334
                                                                ------                  ------
     Net property, plant and equipment................           2,701                   2,780
                                                                ------                  ------

Investments in joint ventures.........................           1,667                   2,000
Excess of cost over fair value of net assets
   acquired, less amortization of $1,053 as of
   December 31, 2001 and $585 as of December 31, 2000.          17,657                  18,125
Other assets, at cost less accumulated amortization
   of $94 as of December 31, 2001 and $210 as of
   December 31, 2000..................................             118                     162
                                                                ------                  ------

     Total assets.....................................      $   41,343                  45,917
                                                                ======                  ======

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2001 and December 31, 2000
     (In Thousands, Except Share Data)

                                                             December 31,          December 31,
                                                                 2001                  2000
                                                           -----------------     -----------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt................     $     2,305                 1,521
   Accounts payable......................................           3,319                 4,412
   Customers' deposits and billings in excess of costs
     and estimated earnings for completed and
     uncompleted contracts...............................           3,345                 4,446
   Accrued salaries, wages, and commissions..............             676                 2,130
   Income taxes payable..................................              46                   369
   Accrued royalties payable.............................              92                   253
   Accrued product warranties............................             863                   857
   Accrued pension and retirement
     savings plan liabilities............................           1,122                   688
   Accrued restructuring expenses........................             494                     -
   Accrued other liabilities.............................           1,126                   517
                                                                   ------                ------
       Total current liabilities.........................          13,388                15,193
                                                                   ------                ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Term loan...........................................           6,900                 9,775
     Subordinated notes payable..........................           3,000                 3,000
     Other...............................................               -                     5
                                                                   ------                ------
       Total long-term debt..............................           9,900                12,780
   Other long-term liability.............................             412                     -
   Deferred income taxes payable.........................             628                   823
   Deferred compensation.................................             134                   141
                                                                   ------                ------
       Total long-term liabilities.......................          11,074                13,744
                                                                   ------                ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued and outstanding
     4,221,635 shares as of December 31, 2001
     and 4,194,869 shares as of December 31,
     2000................................................           4,222                 4,195
   Additional paid-in capital............................           7,071                 6,882
   Retained earnings.....................................           5,841                 5,903
   Accumulated other comprehensive loss..................            (253)                    -
                                                                   ------                ------
       Total stockholders' equity........................          16,881                16,980
                                                                   ------                ------

       Total liabilities and stockholders' equity........      $   41,343                45,917
                                                                   ======                ======

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Operations
For the Years Ended December 31, 2001 and December 31, 2000, and for the Ten
  Months Ended December 31, 1999
      (In Thousands, Except Share and Per Share Data)

                                                December 31,       December 31,       December 31,
                                                   2001               2000               1999
                                              ----------------   ----------------   ----------------
Net sales.................................      $     50,752             64,306             41,108
Cost of sales.............................            38,327             46,248             36,982
                                                      ------             ------             ------
   Gross profit on sales..................            12,425             18,058              4,126
                                                      ------             ------             ------

Selling, general and administrative expenses          10,161             10,901              6,806
Product development costs.................               456                175                301
Amortization of goodwill..................               468                469                209
Goodwill and other asset
   impairment.............................                 -                  -                561
Restructuring expenses....................             1,538                337                323
Interest expense..........................             1,298              1,633                444
Interest income...........................              (252)              (397)              (130)
Equity in income of joint ventures........              (542)              (335)              (130)
Other income, net.........................              (383)              (438)               (84)
                                                      ------             ------             ------
                                                      12,744             12,345              8,300
                                                      ------             ------             ------

Earnings (loss) before income
   taxes..................................              (319)             5,713             (4,174)
Income tax expense (benefit)..............              (257)             2,233             (1,394)
                                                      ------             ------             ------
   Net earnings (loss)....................      $        (62)             3,480             (2,780)
                                                      ======             ======             ======

Basic earnings (loss) per share...........      $       (.01)               .83               (.72)
                                                      ======             ======             ======

Diluted earnings (loss) per share.........      $       (.01)               .82               (.73)
                                                      ======             ======             ======

Weighted average shares
   outstanding............................         4,210,819          4,189,874          3,835,718
Dilutive effect of stock options..........                 -              1,885                  -
Dilutive effect of phantom stock
    units..................................                -             15,885             16,493
                                                   ---------          ---------          ---------
Weighted average shares
   outstanding assuming dilution..........         4,210,819          4,207,644          3,852,211
                                                   =========          =========          =========

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Stockholders' Equity
For the Years Ended December 31, 2001 and December 31, 2000, and for the Ten
  Months Ended December 31, 1999
    (In Thousands, Except Share And Per Share Data)

                                                                                       Accumulated
                                                         Additional                       Other           Total
                                             Common       Paid-In      Retained       Comprehensive    Stockholders'   Comprehensive
                                             Stock        Capital      Earnings           Loss            Equity       Income (Loss)
                                          ------------ ------------- ------------ --------------------------------------------------
Balance at February 28, 1999.............. $  3,705        2,767         5,675               -            12,147

Net loss and comprehensive loss...........        -            -        (2,780)              -            (2,780)           (2,780)
                                                                                                                            ======
Dividends declared-- $.10 per share
   cash dividend..........................        -            -          (371)              -              (371)
Common stock repurchases..................      (11)          (9)         (101)              -              (121)
Stock options and awards exercised........       10           40             -               -                50
Shares issued in connection with
   Ermanco acquisition....................      481        4,019             -               -             4,500
                                             ------        -----         -----           -----            ------
Balance at December 31, 1999..............    4,185        6,817         2,423               -            13,425

Net earnings and comprehensive
   income.................................        -            -         3,480               -             3,480             3,480
                                                                                                                             =====
Issuance of common shares as
   interest payment on subordinated
   notes..................................       10           65             -               -                75
                                             ------        -----         -----           -----            ------
Balance at December 31, 2000..............    4,195        6,882         5,903               -            16,980

Net loss..................................        -            -           (62)              -               (62)              (62)
Cash flow hedge, net of tax...............        -            -             -            (253)             (253)             (253)
                                                                                                                              ----
Comprehensive loss........................                                                                                    (315)
                                                                                                                              ====
Stock options and awards
   exercised..............................       17          124             -               -               141
Issuance of common shares as
   interest payment on subordinated
   notes..................................       10           65             -               -                75
                                             ------        -----         -----           -----            ------
Balance at December 31, 2001.............. $  4,222        7,071         5,841            (253)           16,881
                                             ======        =====         =====           =====            ======

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Cash Flows
For the Years Ended December 31, 2001 and December 31, 2000, and for the Ten
      Months Ended December 31, 1999 (In thousands)

                                                         December 31,         December 31,        December 31,
                                                             2001                 2000                1999
                                                       -----------------    -----------------   -----------------
Cash flows from operating activities:
  Net earnings (loss)..........................           $    (62)                3,480              (2,780)
  Adjustments to reconcile net
     earnings (loss) to net cash provided
     by operating activities:
        Depreciation of plant and
          equipment............................                706                   648                 369
        Amortization of intangibles............                508                   558                 252
        Loss (gain) on disposition
          of equipment.........................                 52                    (2)                 (3)
        Equity in income of joint ventures.....               (542)                 (335)               (130)
        Write-off of intangible assets.........                  -                     -                 561
        Issuance of common shares
          as interest payment on
          subordinated notes...................                 75                    75                   -
        Issuance of common shares
          as payment of employee's bonus.......                111                     -                   -
        Cash dividend received from
          joint venture........................                750                     -                   -
        Change in operating assets and
          liabilities, net of effects of
          acquisitions:
             Receivables.......................               (257)                  435               4,752
             Costs and estimated earnings
               in excess of billings...........              1,421                   199               7,070
             Inventories.......................                653                   359                 366
             Deferred income tax benefits,
               net.............................                213                   441              (1,058)
             Prepaid expenses and other
               current assets..................               (102)                  168                 211
             Other noncurrent assets...........                  4                   (48)                 94
             Accounts payable..................             (1,093)                 (757)             (1,647)
             Customers' deposits and
               billings in excess of costs
               and estimated earnings
               for completed and
               uncompleted contracts...........             (1,101)                 (708)                478
             Accrued salaries, wages,
               and commissions.................             (1,454)                  774                 336
             Income taxes payable..............               (323)                  320                (874)
             Accrued royalties payable.........               (161)                  (31)                (73)
             Accrued pension and
               retirement savings plan
               liabilities ....................                434                   225                (119)

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Cash Flows (Continued)
For the Years Ended December 31, 2001 and December 31, 2000, and for the Ten
      Months Ended December 31, 1999 (In thousands)

                                                         December 31,         December 31,        December 31,
                                                             2001                 2000                1999
                                                       -----------------    -----------------   -----------------

Cash flows from operating activities (Continued):
             Accrued product warranties........                  6                   (46)                367
             Accrued restructuring
               expenses........................                494                     -                   -
             Accrued other liabilities.........                609                  (606)                444
             Deferred compensation.............                 (7)                  (78)               (247)
                                                             -----                 -----               -----
  Net cash provided by operating
     activities   .............................                934                 5,071               8,369
                                                             -----                 -----               -----

Cash flows from investing activities:
  Investment in joint venture..................                  -                  (266)               (228)
  Acquisitions, net of cash acquired...........                  -                  (231)             (2,961)
  Proceeds from the disposition of
     land and equipment........................                 13                   232                   3
  Additions to property, plant and
     equipment                                                (692)                 (395)               (298)
                                                             -----                 -----               -----
  Net cash used by investing activities........               (679)                 (660)             (3,484)
                                                             -----                 -----               -----

Cash flows from financing activities:
  Sale of common shares in connection
     with employee incentive stock
     option plan  .............................                 30                     -                  34
  Repayment of long-term debt..................             (2,096)               (2,728)                (30)
  Dividends paid on common stock...............                  -                     -                (371)
  Repurchase and retirement of
     common stock..............................                  -                     -                (105)
                                                             -----                 -----               -----
  Net cash used by financing activities........             (2,066)               (2,728)               (472)
                                                             -----                 -----               -----

  Increase (decrease) in cash
     and cash equivalents......................             (1,811)                1,683               4,413
  Cash and cash equivalents,
     beginning of period.......................              7,925                 6,242               1,829
                                                             -----                 -----               -----
  Cash and cash equivalents,
     end of period.............................           $  6,114                 7,925               6,242
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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------

Description of Business and Concentration of Credit Risk
--------------------------------------------------------
     On September 30, 1999, Paragon Technologies, Inc. ("the Company") concluded the acquisition of all of the outstanding common stock of Ermanco Incorporated ("Ermanco"). The results for the years ended December 31, 2001 and December 31, 2000 include the operating results of Ermanco for the entire year; however, results for the ten months ended December 31, 1999, included the operating results of Ermanco from October 1, 1999 through December 31, 1999 only.
     The Company's Easton, Pennsylvania operations (hereafter referred to as "SI Systems") is a specialized systems integrator supplying SI Systems' branded automated materials handling systems to manufacturing, order selection, and distribution operations. The systems are marketed, designed, sold, installed, and serviced by its own staff or agents, generally as labor-saving devices to improve productivity, quality, and reduce costs. SI Systems also operates as a project manager in connection with the installation, integration, and service of its products generally utilizing subcontractors. SI Systems' branded products are utilized to automate the movement or selection of products and are often integrated with other automated equipment such as conveyors and robots. SI Systems' branded integrated materials handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique materials handling needs. SI Systems' staff develops and designs computer control programs required for the efficient operation of the systems. SI Systems branded products are sold to customers located primarily in North America, including the U.S. government.
     The Company's Spring Lake, Michigan operations (hereafter referred to as "Ermanco"), is a manufacturer of Ermanco branded light to medium duty unit handling conveyor products, serving the materials handling industry through local independent distributors in North America. Ermanco also provides complete conveyor systems for a variety of applications, including distribution and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontractors, and subcontracted installation services. The systems product line of Ermanco accounted for approximately 43% of Ermanco's total revenues in the year ended December 31, 2001, and the balance is from resale distribution.
     In the year ended December 31, 2001, the United States government accounted for revenues of $5,219,000. In the year ended December 31, 2000, Brandt & Hill Inc. accounted for revenues of $10,979,000, and the United States government accounted for revenues of $8,157,000. In the ten months ended December 31, 1999, the United States government accounted for revenues of $11,565,000, and Ciba Vision Corporation accounted for revenues of $6,600,000. No other customer accounted for over 10% of revenues.
     The Company's products are sold on a fixed-price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has been accepted. Generally, contract terms are net 30 days for product and parts sales, with progress payments for system-type projects. Many of Ermanco's sales are to distributors who have non-exclusive agreements with the Company. As of December 31, 2001, one customer owed the Company $1,242,000 in trade receivables. No other customer owed the Company in excess of 10% in trade receivables. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Fiscal Year
-----------
     On September 30, 1999, the Board of Directors of the Company approved an amendment to the Company's Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December 31. The years ended December 31, 2001 and December 31, 2000 consisted of twelve months; while the fiscal year ended December 31, 1999 consisted of ten months.

Principles of Consolidation
---------------------------
     The consolidated financial statements include the accounts of SI Systems and Ermanco, a wholly-owned subsidiary, after elimination of intercompany balances and transactions.

Acquisitions
------------

Acquisition of Modular Automation Corp.
--------------------------------------
     On April 13, 1999, the Company acquired all of the outstanding common stock of Modular Automation Corp. ("MAC") of Greene, New York, for $1,957,000, paid in the form of cash. The amount of goodwill and covenant not to compete recorded at the time of the acquisition were $616,000 and $50,000, respectively. However, as of December 31, 1999, the Company decided to abandon the AGV product line associated with the MAC acquisition of its Automated Materials Handling Systems segment and the remaining $561,000 of intangible assets were written off as impaired in 1999.

Acquisition of Ermanco Incorporated
-----------------------------------
     On September 30, 1999, the Company acquired all of the outstanding common stock of Ermanco Incorporated ("Ermanco"). Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, of which $1,551,000 was held in escrow ($801,000 was released in January 2000, and $750,000 was released in March 2001), $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999. The Company financed $14,000,000 of the acquisition through term debt.
     In 2000, the Company paid additional costs of $45,000 in connection with the acquisition, and $186,000 to satisfy a purchase price adjustment contingency. There are no remaining contingent arrangements that may result in additional payments by the Company under the Stock Purchase Agreement. The acquisition required a net cash outlay of $2,264,000.
     The acquisition was accounted for as purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The amount of the excess of cost over fair value of net assets acquired associated with the acquisition was $18,710,000 and is being amortized over a period of 40 years.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Acquisition of Ermanco Incorporated (Continued)
-----------------------------------
     On the basis of a pro forma consolidation of the results of operations of Ermanco, as if the acquisition had taken place on March 1, 1999, the following unaudited pro forma financial results for the ten months ended December 31, 1999 are as follows (in thousands, except per share amounts and unaudited):

                                                                                For the Ten
                                                                                Months Ended
                                                                             December 31, 1999
                                                                          -------------------------

Net sales...........................................................              $ 60,168
                                                                                    ======
Net earnings (loss).................................................              $ (1,755)
                                                                                    ======
Basic earnings (loss) per share.....................................              $   (.42)
                                                                                    ======
Diluted earnings (loss) per share...................................              $   (.42)
                                                                                    ======

Use of Estimates
----------------
     The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The judgments made in assessing the appropriateness of the estimates and assumptions utilized by management in the preparation of the financial statements are based on historical and empirical data and other factors germane to the nature of the risk being analyzed. Materially different results may occur if different assumptions or conditions were to prevail. Estimates and assumptions are mainly utilized to establish the appropriateness of the allowance for doubtful accounts, inventory reserve, warranty reserve, restructuring accrual, revenue recognition, and impairment of long-lived assets.

Financial Instruments
---------------------
     The Company believes the market values of its short-term assets and liabilities, which are financial instruments materially, approximate their carrying values due to the short-term nature of the instruments. The carrying amount of the Company's long-term debt appropriates market value as the debt carries a variable interest rate.

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

Inventories
-----------
     Inventories are valued at the lower of average cost or market. Inventories primarily consist of materials purchased or manufactured for stock. The Company does not defer general and administrative costs or initial startup costs. Inventory reserves are $954,000 and $992,000 as of December 31, 2001 and December 31, 2000, respectively.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Property, Plant and Equipment
-----------------------------
     Plant and equipment generally are depreciated on the straight-line method over the estimated useful lives of individual assets. The ranges of lives used in determining depreciation rates for buildings and improvements and machinery and equipment are 15-40 years and 3-7 years, respectively. Maintenance and repairs are charged to operations; betterments and renewals are capitalized. Upon sale or retirement of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and the resultant gain or loss, if any, is credited or charged to earnings.

Investments in Joint Ventures
-----------------------------
     On March 1, 1993, the Company and McKesson Automated Systems Inc. ("McKesson Automation") of Pineville, Louisiana formed a joint venture, SI/BAKER, INC. ("SI/BAKER"). SI/BAKER draws upon the automated materials handling systems experience of the Company and the automated pill counting and dispensing products of McKesson Automation to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture. The Company accounts for its investment in the joint venture on the equity basis.
     On July 15, 1999, the Company and Egemin N.V. ("Egemin") of Schoten, Belgium formed a joint venture, SI-Egemin N.V. ("SI-Egemin"). SI-Egemin drew upon the automated materials handling systems experience of the Company and Egemin to provide automated materials handling systems worldwide. Since inception, each member Company contributed $494,000 in capital to fund the joint venture. The Company accounted for its investment in the joint venture on the equity basis.
     The Company divested of its investment in the SI-Egemin joint venture at the end of calendar year 2001. The divestment of the Company's investment in the SI-Egemin joint venture did not result in a material gain or loss.

Intangibles
-----------

Deferred Debt Issuance Costs
----------------------------
     Deferred debt issuance costs, included in Other assets, incurred in connection with the line of credit and term loan with the Company's principal bank associated with the acquisition of Ermanco (see Notes 3 and 4) are amortized over a period of 3 and 7 years, respectively.

Asset Impairments
-----------------
     The Company reviews the recovery of the net book value of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," for impairment whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to an amount by which the net book value exceeds the fair value of assets.

Revenue Recognition
-------------------
     Revenues on sales contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. Installation is an integral part of most systems sold by the Company and is not sold or billed separately. As these contracts may extend over one or more years, generally no more than two years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Revenue Recognition (Continued)
-------------------
     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its sales contracts, including both typical and more complex systems. However, in rare instances, as occurred in 1999, the Company determined that it had significantly underestimated the costs involved, principally in four major contracts that included enhancements to Order Picking, Fulfillment, and Replenishment products. The cost overruns associated with these contracts resulted in approximately $8,700,000 in sales with $11,700,000 in related cost of sales during the ten months ended December 31, 1999. As of December 31, 1999, the Company had accrued the estimated costs to completion for these four projects.
     During 2000, the Company had $1,491,000 of revenue associated with these contracts, with an additional loss of $743,000. The Company obtained customer acceptance for these contracts. Two of the contracts remain in their warranty periods, which periods continue through various dates, concluding in the second quarter of 2002. The Company believes that its warranty accruals and previously established remaining contract accruals for these projects will be adequate to meet any related remaining obligation of the Company.
     Revenues on other sales of parts or equipment are recognized when title transfers pursuant to shipping terms. There are no installation or customer acceptance aspects of these sales.

Product Development Costs
-------------------------
     The Company expenses product development costs as incurred.

Restructuring
-------------
     During the second quarter of 2001, the Company restructured its business operations and recorded a charge of $1,538,000 for restructuring costs. In conjunction with the restructuring plan, the Company reduced the number of office employees by fourteen and discontinued production operations at its Easton, Pennsylvania facility. All production employees working in the Easton, Pennsylvania manufacturing plant were laid off by the end of November 2001. Prior to the restructuring, the Company employed approximately twenty production employees, with an additional 27 individuals on an extended layoff. The restructuring charges included costs of $678,000 for severance and other personnel costs, $562,000 for pension expense associated with the curtailment of the defined benefit plan for the Company's Easton, Pennsylvania production employees, and $298,000 for plant closure and professional service fees relating to the restructuring. The restructuring charges were determined based on formal plans approved by the Company's management and the Board of Directors.
     The liability related to the curtailment of the defined benefit plan is recorded as accrued pension and retirement savings plan liabilities on the consolidated balance sheet.
     The major components of the restructuring charge and remaining accruals are as follows:

                                Balance at            Cash                 Balance at
                               June 30, 2001        Payments           December 31, 2001
                             ------------------   --------------    -------------------------
Severances                       $ 678,000           (404,000)               274,000
Other                              298,000           ( 78,000)               220,000
                                   -------            -------                -------
                                 $ 976,000           (482,000)               494,000
                                   =======            =======                =======

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Restructuring (Continued)
-------------
     Restructuring expenses of $337,000 represented a restructuring initiative whereby approximately sixteen engineering and administrative employees were separated from the Company in the year ended December 31, 2000. Restructuring expenses of $323,000 resulted from ten executive, engineering, and administrative employees being separated from the Company in the ten months ended December 31, 1999. No liability remains for these restructuring activities.

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

Stock-Based Compensation
------------------------
     The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense on options granted to employees for the stock option grants. The Company recognizes compensation expense on options granted to non-employee directors.
     The Company also grants phantom stock units to its directors as deferred compensation. Such awards are redeemable in cash or the Company's common stock at the director's option and are accounted for in accordance with APB Opinion No. 25 as stock appreciation rights. Expense (Income associated with the reversal of previously recognized expense) for the phantom stock unit plan was $8,000, ($40,000), and ($30,000) for the years ended December 31, 2001 and
December 31, 2000, and in the ten months ended December 31, 1999, respectively.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Earnings (Loss) Per Share
-------------------------
     Basic and diluted earnings (loss) per share for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, are based on the weighted average number of shares outstanding. In addition, diluted earnings (loss) per share reflect the effect of dilutive securities which include phantom stock units, and the shares that would be outstanding assuming the exercise of dilutive stock options. The number of shares that would be issued from the exercise has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock.
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                         Basic Earnings    Effect of Dilutive     Diluted Earnings
                                       (Loss) Per Share        Securities         (Loss) Per Share
                                        ---------------        ----------          ---------------
For the year ended
December 31, 2001
Income (loss) numerator.............      $   (62,000)                -                  (62,000)
Shares denominator..................         4,210,819                -                4,210,819
                                             ---------                                 ---------
Per share amount....................      $       (.01)                                     (.01)
                                             =========                                 =========

For the year ended
December 31, 2000
Income (loss) numerator............       $  3,480,000          (25,000)                3,455,000
Shares denominator.................          4,189,874           17,770                 4,207,644
                                             ---------                                  ---------
Per share amount...................       $        .83                                        .82
                                             =========                                  =========

For the ten months ended
December 31, 1999
Income (loss) numerator............       $ (2,780,000)         (20,000)               (2,800,000)
Shares denominator.................          3,835,718           16,493                 3,852,211
                                             ---------                                  ---------
Per share amount...................       $       (.72)                                      (.73)
                                             =========                                  =========


Cash Flow Hedge
---------------
     The Company is exposed to market risk from changes in interest rates, and uses an interest rate swap to hedge this risk. The seven-year interest rate swap has a notional amount of $5,462,500 and is classified as a cash flow hedge of forecasted variable rate interest payments on a portion of the Company's term loan. Gains and losses on the interest rate swap are deferred in other comprehensive income (loss). The fair value of the interest rate swap at December 31, 2001 was a liability of approximately $412,000.
     The separate components of other comprehensive loss are as follows (in thousands):

                                                      Gross        Tax Effect         Net
                                                      -----        ----------         ---
Cumulative impact of
   adoption of FAS 133.......................        $    165           69             96
Other comprehensive loss.....................             247           90            157
                                                          ---          ---            ---
Accumulated other comprehensive
   loss at December 31, 2001................         $    412          159            253
                                                          ===          ===            ===

     The Company uses derivative financial instruments as risk management tools and not for speculative purposes.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


New Accounting Standards Adopted
--------------------------------
     On January 1, 2002, the Company adopted "Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. These Statements establish accounting and reporting standards that require every derivative instrument to be recorded on the consolidated balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133, as amended, requires the transition adjustment resulting from adopting these Statements to be reported in net income or accumulated other comprehensive income, as appropriate, as the cumulative effect of change in accounting principle. On January 1, 2001, the Company recorded the value of an interest rate swap as a liability on the consolidated balance sheet. The transition adjustment was an after-tax loss to accumulated other comprehensive loss.

New Accounting Pronouncements
-----------------------------
     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and adds disclosure requirements related to business combination transactions. SFAS No. 141 also establishes criteria for the recognition of intangible assets apart from goodwill. This Statement applies to all business combinations for which the acquisition date was July 1, 2001 or later. The Company had no acquisitions during 2001. The Company intends to implement the provisions of SFAS No. 141 in any future business combinations.
     On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes guidelines for the financial accounting and reporting of acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization; rather, it will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company is required to adopt the provisions of this pronouncement no later than the beginning of 2002, however, goodwill and other intangible assets acquired after June 30, 2001, are subject immediately to the amortization provisions of this statement. The Company had no acquisitions of goodwill or other intangibles in the second half of 2001. The Company will adopt the amortization provisions of SFAS No. 142 beginning in the first quarter of 2002. During the years ended December 31, 2001 and December 31, 2000, and the ten months ended December 31, 1999, goodwill and other intangible amortization was $508,000, $558,000, and $252,000, respectively. The Company has not yet determined the final impact of adopting SFAS No. 142.
     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement also supersedes APB No. 30 provisions related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Statement is effective for years beginning after December 15, 2001. The Company is evaluating the potential impact of adopting SFAS No. 144.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements



(2)      Uncompleted Contracts
---      ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows (in thousands):

                                                            December 31,            December 31,
                                                                2001                    2000
                                                         --------------------    --------------------
Costs and estimated earnings on
   uncompleted contracts............................          $  38,255                 37,778
Less:  billings to date.............................             41,356                 40,559
                                                                 ------                 ------
                                                              $  (3,101)                (2,781)
                                                                 ======                 ======

Included in accompanying balance sheets under the
   following captions:
   Costs and estimated earnings
     in excess of billings..........................          $     244                  1,665
   Customers' deposits and billings in
     excess of costs and estimated
     earnings for completed and
     uncompleted contracts..........................             (3,345)                (4,446)
                                                                 ------                 ------
                                                              $  (3,101)                (2,781)
                                                                 ======                 ======


(3)      Line of Credit Loan
---      -------------------

     In order to complete the acquisition of Ermanco on September 30, 1999, the Company obtained financing from its principal bank. The Company entered into a three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment. This amount will be reduced by the unpaid principal balance of the term loan. The line of credit facility is to be used primarily for working capital purposes. Interest on the line of credit facility is at the bank's prime rate of interest or LIBOR Market Index Rate plus 2%.
     To obtain the line of credit, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, and maintenance of certain financial ratios. In addition, the Company is restricted from paying dividends in excess of 15% of its net earnings. The Company was in compliance with all covenants, as amended, as of December 31, 2001. As of December 31, 2001, the Company did not have any borrowings under the line of credit facility. The line of credit facility has an expiration date of September 30, 2002.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements



(4)      Long-Term Debt
---      --------------

     A summary of long-term debt follows (in thousands):

                                                                December 31,        December 31,
                                                                    2001                2000
                                                              -----------------    ----------------
Term loan................................................        $   9,200              11,288
Subordinated notes payable...............................            3,000               3,000
Capital lease obligations................................                5                  13
                                                                    ------              ------
Total....................................................           12,205              14,301
Less:  current installments of long-term debt............            2,305               1,521
                                                                    ------              ------
Long-term debt...........................................        $   9,900              12,780
                                                                    ======              ======

     The Company received $14,000,000 in the form of a seven-year term loan from its bank to finance the acquisition of Ermanco on September 30, 1999. During the first two years of the term loan, the Company was obligated to repay equal quarterly payments of $312,500 plus accrued interest. After September 30, 2001, the Company commenced making equal quarterly payments of $575,000, plus interest continuing until the loan is fully repaid. The interest rate on the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate plus three percent (4.90% as at December 31, 2001).
     To obtain the term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The term loan contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, and maintenance of certain financial ratios. In addition, the Company is restricted from paying dividends in excess of 15% of its net earnings. The Company was in compliance with all covenants, as amended, as of December 31, 2001.
     The subordinated promissory notes issued on September 30, 1999 to the fourteen stockholders of Ermanco, two of which are directors, totaled $3,000,000. The notes have a term of seven years and bear interest at an annual rate of ten percent through September 30, 2002, twelve percent from October 1, 2002 through September 30, 2004, and fourteen percent from October 1, 2004 through September 30, 2006. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash, or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under the Company's line of credit facility and term loan. Since July 1, 2001, the Company has been and will be prohibited from making any cash payments of subordinated debt and interest until the Company is in full compliance with all the financial covenants as originally set forth in the Loan Agreement with the Company's principal bank. The bank waived the restriction from paying interest on the subordinated debt in the form of cash for the fourth quarter ended December 31, 2001 and the first quarter ended March 31, 2002. The Company intends to satisfy its quarterly interest obligations with the issuance of the Company's common stock in the event the Company's principal bank does not grant waivers regarding the making of cash payments of interest on subordinated debt.
     Financing agreements related to the lease of computer software have been recorded as capital leases. These agreements had a total initial contract value of $36,000. The current and long-term portions of capital lease obligations are $5,000 and $0, respectively.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(4)  Long-Term Debt (Continued)
---  --------------
     Principal payments of long-term debt (including capital leases) from December 31, 2001 under terms of existing agreements are as follows:

                    2002...................  $  2,305
                    2003...................     2,300
                    2004...................     2,300
                    2005...................     1,438
                    2006...................     3,862
                                               ------
                                             $ 12,205
                                               ======

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)

(5)      Capital Stock Options
---      ---------------------
   The following is a summary of options available for grant and changes in options outstanding under the Company's 1992 Incentive Stock Option Plan ("ISOP") and 1997 Equity Compensation Plan ("ECP") for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999:

                      1992 ISOP                                                             1997 ECP                         TOTAL
                 ----------------  ---------------------------------------------------------------------------------------  --------
Option price*    $  4.36     6.33   13.33   15.25   10.88   10.00    8.25    8.00    8.94    7.06    5.88    6.63     7.50
                   ======  ======  ======  ======  ======  ======  ======  ======  ======  ======  ====== =======  =======
Options out-
standing
as of February
28, 1999.........  7,264   26,400  58,800  52,748       -       -       -       -       -       -       -      -       -    145,212
  Granted........      -        -       -       -  40,000  76,772  39,000  10,000   7,000       -       -      -       -    172,772
  Exercised...... (7,039)  (3,000)      -       -       -       -       -       -       -       -       -      -       -    (10,039)
  Lapsed.........      -   (7,875)(18,900)(19,579)      -       -       -       -       -       -       -      -       -    (46,354)
                  ------   ------  ------  ------  ------  ------  ------  ------  ------  ------  ------ ------  ------    -------
Options out-
standing as of
December 31,
1999.............    225   15,525  39,900   33,169 40,000  76,772  39,000  10,000   7,000        -       -       -       -  261,591
  Granted........      -        -       -        -      -       -       -       -       -  106,000  10,000 236,675       -  352,675
  Exercised......      -        -       -        -      -       -       -       -       -        -       -       -       -        -
  Lapsed.........   (225)  (5,700)(15,000) (10,762)     - (24,242)      - (10,000) (7,000)  (5,000)      -       -       -  (77,929)
                  ------   ------  ------  ------  ------  ------  ------  ------  ------  -------  ------ ------- -------  -------

Options out-
standing as of
December 31,
2000.............      -    9,825  24,900  22,407  40,000  52,530  39,000       -       -  101,000  10,000 236,675      -   536,337
  Granted........      -        -       -       -       -       -       -       -       -        -       -       - 142,000  142,000
  Exercised......      -   (2,700)      -       -       -       -       -       -       -   (1,750)      -       -       -   (4,450)
  Lapsed.........      -   (7,125)(15,150) (8,841)      - (25,550)      -       -       -  (20,250)      - (40,200)      - (117,116)
                  ------   ------  ------  ------  ------  ------  ------  ------  ------  -------  ------ ------- -------  -------

Options out-
standing as of
December 31,
2001.............      -        -   9,750  13,566  40,000  26,980  39,000       -       -   79,000  10,000 196,475 142,000  556,771
                  ======   ======  ======  ======  ======  ======  ======  ======  ======  =======  ====== ======= =======  =======

*The option prices and number of options have been adjusted to reflect the three-for-two stock splits of August 11, 1995 and November 10, 1997.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(5)      Capital Stock Options (Continued)
---      ---------------------

   Under the Company's 1992 Incentive Stock Option Plan, officers and key employees were granted options to purchase shares of common stock at the market price at the date of grant. Options became exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options were fully exercisable. There are no options outstanding under the 1992 ISOP. The 1992 ISOP authorizes up to 112,500 shares of common stock for issuance pursuant to the terms of the Plan. The plan, approved in 1992, also authorizes stock appreciation rights; however, none have been issued. The Plan will expire in July 2002.
   In July 1997, the stockholders adopted the 1997 Equity Compensation Plan ("ECP"), which will expire in July 2007. The ECP provides for grants of stock options, restricted stock, and stock appreciation rights to selected employees, key advisors who perform valuable services, and directors of the Company. In addition, the ECP provides for grants of performance units to employees and key advisors. The ECP, as amended by shareholders in August 2000 and June 2001, authorizes up to 1,012,500 shares of common stock for issuance pursuant to the terms of the plan. Under the Company's ECP, officers, directors, and key employees have been granted options to purchase shares of common stock at the market price at the date of grant. The Company recognizes compensation expense on options granted to non-employee directors. To date, the effect of options granted to non-employee directors has been immaterial. Options become exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options are fully exercisable. Currently, 556,771 options are outstanding under the plan, and all options have a term of five years.
   The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25; however, additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation," is included below. If the Company had elected to recognize stock-based compensation expense for options granted to employees based on the fair value of granted options at the grant date (as determined under SFAS No. 123), net earnings (loss) (in thousands) and basic earnings (loss) per share for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999 would have been as follows:

                                              For the Year       For the Year        For the Ten
                                                 Ended              Ended           Months Ended
                                              December 31,       December 31,       December 31,
                                                  2001               2000               1999
                                            -----------------  -----------------   ----------------
Net earnings (loss)      As reported......     $   (62)             3,480            (2,780)
                         Pro forma........        (212)             3,316            (2,865)

Basic earnings (loss)    As reported......     $  (.01)               .83              (.72)
   per share             Pro forma........        (.05)               .79              (.75)

   The above pro forma net earnings (loss) and basic earnings (loss) per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. In order to perform this calculation, the following assumptions were made for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, respectively: dividend yields of 0%, 0%, and 1.25%; risk-free interest rates of 3.92%, 4.69%, and 6.50%; expected volatilities of 34.7%, 35.3%, and 33.6%; and
an expected holding period of four years.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(6)      Employee Benefit Plans
---      ----------------------

     The Company maintains defined benefit plans for employees covered by collective bargaining agreements. Retirement benefits are based on the employee's years of service multiplied by the appropriate monthly benefit amount. Employee compensation does not impact pension benefits. The Company's policy is to fund the plans in compliance with applicable laws and regulations. Assets of the Company's defined benefit plans are primarily invested in publicly traded common stocks, corporate and government debt securities, and cash or cash equivalents.

     The benefit obligations for the Company's defined benefit plans were (in thousands):

                                                          September 30,           September 30,
                                                              2001                     2000
                                                       --------------------    ---------------------
Change in benefit obligations:
Benefit obligation at beginning of year.............        $  2,925                   2,450
Service cost (excluding administrative expenses)....             124                      99
Interest cost.......................................             216                     190
Amendment...........................................               -                     374
Actuarial (gain) loss...............................              56                    (105)
Benefits paid.......................................            (128)                    (93)
                                                               -----                   -----
Benefit obligation at end of year...................        $  3,193                   2,925
                                                               =====                   =====

    The amendment in 2000 provided an increase in the monthly benefit amount.

    The fair value of the plan assets of the Company's defined benefit plans follows (in thousands):

                                                           September 30,           September 30,
                                                               2001                     2000
                                                        --------------------    ---------------------
Change in plan assets:
Fair value of plan assets at beginning of year......        $  3,811                   3,329
Actual return on plan assets........................             357                     569
Employer contribution...............................              77                      54
Expenses............................................             (72)                    (58)
Benefits paid.......................................            (128)                    (83)
                                                               -----                   -----
Fair value of plan assets at end of year............        $  4,045                   3,811
                                                               =====                   =====

    Accrued pension liability included in the Company's balance sheets at September 30, 2001 and September 30, 2000 were (in thousands):

                                                          September 30,           September 30,
                                                              2001                     2000
                                                       --------------------    ---------------------

Reconciliation to balance sheets:
Funded status:
Plan assets in excess of benefit obligation.........        $    852                     886
Unrecognized net actuarial gain.....................          (1,840)                 (1,940)
Unrecognized net obligation.........................             (14)                    (14)
Unrecognized prior service costs....................               6                     627
                                                               -----                   -----
Accrued benefit cost recognized in the Company's
  balance sheets....................................        $   (996)                   (441)
                                                               =====                   =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(6)      Employee Benefit Plans (Continued)
---      ----------------------

     The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over 30 years. The net periodic pension expense (benefit) and total pension expense for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, includes the following components (in thousands):


                                            For the Year        For the Year        For the Ten
                                                Ended              Ended            Months Ended
                                            December 31,        December 31,        December 31,
                                                2001                2000                1999
                                           ----------------   -----------------   -----------------
Service cost-benefits earned during the
   period                                     $   182                159                  89
Interest cost on projected benefit
   obligation............................         216                190                 123
Expected return on plan assets - increase        (277)              (231)               (151)
Amortization of net asset................          (1)               (21)                (18)
Amortization of prior service cost.......          60                 62                  40
Recognized net actuarial gain............        (187)               (48)                (33)
                                                -----              -----               -----
Net periodic pension expense
   (benefit).............................          (7)               111                  50
Curtailment cost.........................         562                  -                   -
                                                -----              -----               -----
Total pension expense....................     $   555                111                  50
                                                =====              =====               =====

     The weighted average rates and actuarial assumptions used to develop the net periodic pension expense (benefit) and the projected benefit obligation were:

                                                                     As of
                                          ---------------------------------------------------------
                                             September 30,       September 30,       September 30,
                                                 2001                2000                1999
                                          -----------------   -----------------   -----------------
Discount rate...........................      7.0% - 7.25%      7.0% - 7.75%         7.0% - 7.5%
Expected long-term rate of
   return on plan assets................      8.0% - 8.50%      8.0% - 8.50%         8.0% - 8.5%


     The Company operates a number of defined contribution plans for employees. The plans contain a Company match feature and one plan also contains provisions for profit sharing contributions in the form of cash as determined annually by the Board of Directors. Total expense for these plans was $199,000, $386,000, and $198,000 for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, respectively.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(7)      Income Taxes
---      ------------

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                          For the Year         For the Year           For the Ten
                                             Ended                 Ended             Months Ended
                                          December 31,          December 31,          December 31,
                                              2001                  2000                  1999
                                        ------------------   ------------------    ------------------
Federal  - current..................       $  (510)               1,541                  (365)
         - deferred.................           322                  372                  (777)
                                             -----                -----                 -----
                                              (188)               1,913                (1,142)
                                             -----                -----                 -----

State    - current..................            32                  240                    27
         - deferred.................          (109)                  69                  (281)
                                             -----                -----                 -----
                                               (77)                 309                  (254)
                                             -----                -----                 -----

Foreign  - current..................             8                   11                     2
                                             -----                -----                 -----
                                           $  (257)               2,233                (1,394)
                                             =====                =====                 =====

     The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                          For the Year          For the Year          For the Ten
                                              Ended                Ended             Months Ended
                                          December 31,          December 31,         December 31,
                                              2001                  2000                 1999
                                        ------------------    -----------------    ------------------
Computed tax expense (benefit)
  at statutory rate of 34%............      $  (108)                1,942               (1,419)
Increase (reduction) in taxes
  resulting from:
     State income taxes, net of
       federal benefit..............            (51)                  204                 (167)
     Equity in income of joint venture         (139)                   70                  (58)
     Change in the valuation
       allowance for deferred tax
       assets.......................              -                  (102)                   -
     Write-off of intangible assets               -                     -                  210
     Miscellaneous items............             41                   119                   40
                                              -----                ------                -----
                                            $  (257)                2,233               (1,394)
                                              =====                 =====                =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(7)      Income Taxes (Continued)
---      ------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and December 31, 2000 are presented below (in thousands):

                                                              December 31,         December 31,
                                                                  2001                 2000
                                                            -----------------    -----------------
Deferred tax assets:
   Net operating and built-in loss carryforward
     expiring through 2007)...............................     $   405                  307
   Inventories............................................         458                  495
   Accrued restructuring costs............................         179                    -
   Accrued warranty costs.................................         332                  331
   Accrued pension costs..................................         397                  183
   Accruals for other book expenses, not yet deductible
     for tax purposes.....................................       1,349                1,544
                                                                 -----                -----
       Total gross deferred tax assets....................       3,120                2,860
                                                                 -----                -----

Deferred tax liabilities:
   Plant and equipment, principally due to differences in
     depreciation.........................................        (159)                (143)
   Amortization...........................................        (783)                (443)
   Investment in SI/BAKER joint venture...................        (605)                (652)
   Other..................................................        (124)                (119)
                                                                ------                -----
       Total gross deferred tax liabilities...............      (1,671)              (1,357)
                                                                 -----                -----
       Net deferred tax assets............................     $ 1,449                1,503
                                                                 =====                =====

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2001.


(8)      Contingencies
---      -------------

     The Company is guarantor (not to exceed $1,000,000) of one-half of SI/BAKER's borrowings under a line of credit which had no outstanding balance at December 31, 2001.
     The Company is presently engaged in certain legal proceedings, which management believes present no significant risk of material loss to the Company.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(9)      Commitments and Related Party Transactions
---      ------------------------------------------

     Ermanco's operations are located in a 113,000 square foot steel building in Spring Lake, Michigan. The building is leased from an organization that is affiliated with the Company through a common director and officer, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $32,858 (with annual increases of 2.5%) which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004. The Company paid $394,000, $374,000, and $90,000 in the years ended December 31, 2001 and
December 31, 2000, and in the ten months ended December 31, 1999, respectively, under this leasing arrangement.
     The Company also leases certain automobiles and office equipment, office space, computer equipment, and software under various operating leases with terms extending through July 2005.
     Financing agreements related to the lease of computer software have been recorded as capital leases. These agreements had a total initial contract value of $36,000. As of December 31, 2001, the contract value of the agreement is $5,000.
     Total rental expense, including short-term leases, in the years ended December 31, 2001 and December 31, 2000, and in the ten months ended December 31, 1999, approximated $584,000, $623,000, and $199,000, respectively.
     Future minimum rental commitments at December 31, 2001 are as follows (in thousands):

                                                         Capital
                                                          Leases               Operating Leases
                                                    -------------------       -------------------
2002................................................      $   5                         558
2003................................................          -                         537
2004................................................          -                         412
2005................................................          -                          60
                                                           ----                       -----
Total minimum lease payments........................          5                       1,567
                                                                                      =====
Less:  current portion..............................          5
                                                           ----
Long-term capital lease obligations.................      $   -
                                                           ====


     To complete the acquisition of Ermanco, the Company issued $3,000,000 in subordinated promissory notes to the stockholders of Ermanco. See Note 4 of the Notes to Consolidated Financial Statements for more information on the promissory notes issued to the fourteen stockholders of Ermanco, eleven of whom continue to be employees, and two are directors of the Company.
     The Company has employment agreements with several of the Company's executive officers. Each of the agreements has varying expiration dates. They provide for each party to receive annual compensation during the term of the employment agreements, participate in bonus plans, plus usual and customary fringe benefits associated with being an employee of the Company. Under certain circumstances, several of the agreements provide for post termination severance payments.
     See Note 11 of Notes to Consolidated Financial Statements for transactions related to the SI/BAKER joint venture.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(10)     Cash Flow Information
----     ---------------------

   Supplemental disclosures of cash flow information for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, are as follows (in thousands, except share data):


                                               For the           For the Year        For the Ten
                                             Year Ended             Ended           Months Ended
                                            December 31,         December 31,       December 31,
                                                2001                 2000               1999
                                           ----------------    -----------------   ----------------
Supplemental disclosures of cash
  flow information:
     Cash paid for:
       Interest..........................      $  1,030               1,837                   7
                                                  =====               =====              ======

       Income taxes......................      $    195               1,472               1,030
                                                  =====               =====              ======

Supplemental disclosures of
  noncash investing and financing
  activities:
     Receivable associated with the
       divestment of a joint venture.....      $    125                   -                   -
                                                  =====               =====              ======

     Adjustment to excess of cost
       over fair value of net assets
       acquired due to a change in
       the estimated fair value of
       land acquired.....................      $      -                  70                   -
                                                  =====               =====              ======

     Issuance of 2,850 common
       shares in exchange for 1,943
       common shares delivered to
       the Company by an officer in
       connection with the employee
       incentive stock option plan.......      $      -                   -                  16
                                                  =====               =====              ======

     Issuance of 481,284 common
       shares for the Ermanco
       acquisition.......................      $      -                   -               4,500
                                                  =====               =====              ======

     Issuance of $14,000 of term
       debt for the Ermanco
       acquisition.......................      $      -                   -              14,000
                                                  =====               =====              ======

     Issuance of $3,000 in
       subordinated notes payable
       in connection with the
       Ermanco acquisition...............      $      -                   -               3,000
                                                  =====               =====              ======

     Additional consideration and
       costs payable in connection
       with the Ermanco acquisition......      $      -                   -                 231
                                                  =====               =====              ======

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(11)     Joint Ventures
----     --------------

   The Company has entered into various transactions with SI/BAKER as follows:


                                                                December 31,        December 31,
                                                                    2001                2000
                                                              -----------------   ------------------
SI/BAKER, INC., 50% owned by the Company:
Balance Sheets data (in thousands):
   Amount included in notes and other receivables...........      $    52                 68
   Amount included in costs and estimated earnings in
     excess of billings.....................................            -                 34
   Investment in SI/BAKER...................................        1,667              1,788
   Amount included in accounts payable......................            -                  -

                                              For the Year       For the Year        For the Ten
                                                  Ended             Ended           Months Ended
                                              December 31,       December 31,       December 31,
                                                  2001               2000               1999
                                             ----------------  -----------------   ----------------
Statements of Operations Data
 (in thousands):
     Systems and services sold under
       various subcontracts................      $  876               593                 237
     Services purchased for resale under
       various subcontracts................           -                 1                  60
     Reimbursement for administrative and
       other services provided.............          55               106                 116
     Royalty income........................         243               283                 210


   Information pertaining to the Company's investment in the SI/BAKER joint venture is as follows (in thousands):

Balance at February 28, 1999.........................................................$  1,041
Equity in net earnings...............................................................     215
                                                                                        -----
Balance at December 31, 1999.........................................................   1,256
Equity in net earnings...............................................................     532
                                                                                        -----
Balance at December 31, 2000.........................................................   1,788
Equity in net earnings...............................................................     629
Cash dividends.......................................................................    (750)
                                                                                        -----
Balance at December 31, 2001.........................................................$  1,667
                                                                                        =====

   Undistributed earnings of SI/BAKER (less related deferred tax expenses) at December 31, 2001 and December 31, 2000 were $961,500, and $1,036,000, respectively.

   Summary financial information and operating results for the SI/BAKER joint venture are set forth in the following table (in thousands):

                                                             December 31,          December 31,
                                                                 2001                  2000
                                                           ------------------    -----------------
Current assets...........................................      $ 5,974                 8,065
Property, plant and equipment, net.......................          118                    75
Other assets.............................................            -                     8
Current liabilities......................................        2,750                 4,572
Long-term liabilities....................................            9                     -
                                                                 -----                 -----
Net assets...............................................      $ 3,333                 3,576
                                                                 =====                 =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(11)     Joint Ventures (Continued)
----     --------------


                                            For the Year       For the Year         For the Ten
                                                Ended               Ended           Months Ended
                                             December 31,       December 31,        December 31,
                                                 2001               2000                1999
                                           -----------------   ----------------   ------------------
Net sales..............................       $  12,139             14,139             10,495
                                                 ======             ======             ======

Net earnings...........................       $   1,257              1,063                431
                                                 ======             ======             ======


   Operations of the SI-Egemin joint venture were not material to the Company during the years ended December 31, 2001 and December 31, 2000, and during the ten months ended December 31, 1999. The Company divested of its investment in the SI-Egemin joint venture at the end of calendar year 2001.


(12)     Major Segments of Business
----     --------------------------

   Operating segments are defined as components of an enterprise in which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company identified such segments based on both management responsibility and types of products offered for sale.
   On September 30, 1999, the Company completed the acquisition of Ermanco. Prior to the acquisition, the Company operated in one major market segment. With the addition of the Ermanco operations, the Company now operates in two major market segments, and products are sold worldwide as follows (in thousands):

For the year ended                               Automated Materials       Conveyor
December 31, 2001:                                Handling Systems         Systems          Total
-----------------                                -------------------       --------       --------
Sales........................................       $  19,008               31,744         50,752
Earnings (loss) before interest expense,
  interest income, equity in income of joint
  ventures, and income taxes.................            (750)                 935            185
Total assets.................................          10,660               30,683         41,343
Capital expenditures.........................             128                  564            692
Depreciation and amortization expense........             363                  851          1,214

For the year ended                               Automated Materials       Conveyor
December 31, 2000:                                Handling Systems         Systems        Total
-----------------                                -------------------       --------       --------
Sales........................................       $  29,649               34,657         64,306
Earnings before interest expense, interest
  income, equity in income of joint
  ventures, and income taxes.................           3,430                3,184          6,614
Total assets.................................          15,429               30,488         45,917
Capital expenditures.........................             151                  244            395
Depreciation and amortization expense........             428                  778          1,206

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(12)     Major Segments of Business (Continued)
----     --------------------------

For the ten months ended                         Automated Materials       Conveyor
December 31, 1999                                 Handling Systems         Systems        Total
-----------------                                -------------------       --------       --------
Sales.................................              $  33,444                7,664         41,108
Earnings before interest expense,
  interest income, equity in income
  of joint ventures, and income taxes.                 (4,620)                 629         (3,991)
Total assets..........................                 16,525               28,881         45,406
Capital expenditures..................                    206                   92            298
Depreciation and amortization
  expense.............................                    430                  191            621

     Geographic segment information was as follows (in thousands):

For the year ended                                        Europe
December 31, 2001                          Domestic      and Asia    Canada     Other      Total
-----------------                        -------------- ----------- --------- ---------- ----------
Sales..................................     $45,427       3,498       1,751         76     50,752
Earnings before interest expense,
   interest income, equity in income
   of joint ventures, and income
   taxes...............................         185           -           -          -        185
Total assets...........................      41,343           -           -          -     41,343
Capital expenditures...................         692           -           -          -        692
Depreciation and
   amortization expense................       1,214           -           -          -      1,214

     Intersegment sales for the year ended December 31, 2001 totaled $0.

For the year ended                                        Europe
December 31, 2000                          Domestic      and Asia    Canada     Other     Total
-----------------                        -------------- ----------- --------- ---------- ----------
Sales..................................     $58,537       4,507       1,262          -     64,306
Earnings before interest expense,
   interest income, equity in income
   of joint ventures, and income
   taxes...............................       6,614           -           -          -      6,614
Total assets...........................      45,917           -           -          -     45,917
Capital expenditures...................         395           -           -          -        395
Depreciation and
   amortization expense................       1,206           -           -          -      1,206


     Intersegment sales for the year ended December 31, 2000 totaled $109,000.

For the year ended                                       Europe
December 31, 1999                          Domestic     and Asia    Canada     Other     Total
-----------------                        -------------- ----------- --------- ---------- ----------
Sales..................................     $39,574         864         670          -     41,108
Earnings before interest expense,
   interest income, equity in income
   of joint ventures, and income
   taxes...............................      (3,991)          -           -          -     (3,991)
Total assets...........................      45,406           -           -          -     45,406
Capital expenditures...................         298           -           -          -        298
Depreciation and
   amortization expense................         621           -           -          -        621


     Intersegment sales for the ten months ended December 31, 1999 totaled $30,000.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(13)     Quarterly Financial Information (Unaudited)
----     -------------------------------

       Selected Quarterly Financial Data
       ---------------------------------
       (In thousands, except per share amounts)


  For the Year Ended                             First        Second        Third        Fourth
  December 31, 2001                             Quarter       Quarter      Quarter       Quarter
  -----------------                             -------       -------      -------       -------
  Net sales ................................    $ 13,930       12,221       12,796        11,805
  Gross profit on sales.....................    $  3,593        3,063        3,297         2,472
  Net earnings (loss).......................    $    126         (808)         469           151
  Basic earnings (loss) per share...........    $    .03         (.19)         .11           .04
  Diluted earnings (loss) per share.........    $    .03         (.19)         .11           .04


  For the Year Ended                             First        Second        Third        Fourth
  December 31, 2000                             Quarter       Quarter      Quarter       Quarter
  -----------------                             -------       -------      -------       -------
  Net sales.................................    $ 18,344       16,689       13,473        15,800
  Gross profit on sales.....................    $  4,432        4,516        4,187         4,923
  Net earnings..............................    $    772          785          848         1,075
  Basic earnings per share..................    $    .18          .19          .20           .26
  Diluted earnings per share................    $    .17          .19          .20           .26

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY                            Schedule II
                                                                     -----------
VALUATION AND QUALIFYING ACCOUNTS
Forthe Years Ended December 31, 2001 and December 31, 2000, and for the Ten
   Months Ended December 31, 1999
  (in thousands)


                                                               Additions Due        Additions
                                             Balance at       to Acquisition       Charged to
                                            Beginning of        of Ermanco          Costs and                           Balance at
                                                Year           Incorporated         Expenses         Deductions         End of Year
                                           ---------------    ----------------    -------------     ------------       -------------
Year ended December 31, 2001:
   Reserve for inventory loss............     $    992                  -              569               607 (a)            954 (b)
   Accrued product warranties............          857                  -              295 (c)           289 (d)            863
   Allowance for doubtful accounts.......           54                  -               40                20                 74
                                                 -----              -----            -----             -----              -----
                                              $  1,903                  -              904               916              1,891
                                                 =====              =====            =====             =====              =====

Year ended December 31, 2000:
   Reserve for inventory loss............     $    941                  -              213               162 (a)            992 (b)
   Accrued product warranties............          903                  -              130 (c)           176 (d)            857
   Allowance for doubtful accounts.......           54                  -              106               106                 54
                                                 -----              -----            -----             -----              -----
                                              $  1,898                  -              449               444              1,903
                                                 =====              =====            =====             =====              =====

Ten months ended December 31, 1999:
   Reserve for inventory loss............     $    854                 79              508               500 (a)            941 (b)
   Accrued product warranties............          486                 51              486 (c)           120 (d)            903
   Allowance for doubtful accounts.......            -                 48                6                 -                 54
                                                 -----              -----            -----             -----              -----
                                              $  1,340                178            1,000               620              1,898
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
(d)    Payments of warranty costs and reversal of unused expired warranty accrual.

                                    PART III


Item 10.      Directors and Executive Officers of the Registrant
--------      --------------------------------------------------

     Information concerning the Company's directors is as follows:

               Name, Other Positions or Offices With The Company                  Director
                 and Principal Occupation for Past Five Years                      Since     Age
-------------------------------------------------------------------------------- --------- --------
L. Jack Bradt..................................................................     1958      74
L. Jack Bradt was the founder in 1958 and for 30 years  President and CEO of
   SI Handling Systems,  Inc.,  renamed Paragon  Technologies,  Inc. shortly
   after  the  Company   acquired  Ermanco   Incorporated.   Mr.  Bradt  has
   continued  as a director of the Company  since its  inception.  Mr. Bradt served in the U.S.  Marine Corps and  graduated  from Cornell  University with a  Mechanical/Industrial  Engineering Degree in 1953. After retiring as CEO of SI Handling  Systems,  Inc.,  he taught in the MBA  programs at
   Lehigh and  Cornell  Universities.  Most  recently,  he was  director  of
   Human Services in  Northampton  County,  Pennsylvania.  He is active as a director  in  a  number  of  local,  state,  and  national  organizations involved in business, education, human services, and government.

Gilman J. Hallenbeck...........................................................     2001      63
Gilman J. Hallenbeck is Chairman of the Board of Street  Lighting  Equipment
   Corporation, a manufacturer of architectural outdoor lighting and equipment.
   He has held this position since 1964. He is also a co-owner of Bolt Electric
   Co., a distributor of electrical products selling to electrical contractors,
   NUJA Realty Corporation, a commercial real estate holding and management company, and Asbury Leasing Company, a lessor of capital equipment. Mr.
   Hallenbeck has held these interests since 1967. From 1966 to 1997, he was
   Chairman of the Board of Area Lighting Research, Inc., a manufacturer and distributor of photoelectric controls and electrical energy savings devices.
   He is a graduate of the United States Military Academy at West Point.

William R. Johnson.............................................................     1999      55
William  R.  Johnson is the  President  and Chief  Executive  Officer of the
   Company.  Mr.  Johnson  joined the Company as President in March 1999 and in July 1999 was  promoted to Chief  Executive  Officer.  Before  joining
   the  Company,   Mr.  Johnson  was  with  Reliance  Electric,  a  Rockwell
   International  business.  He joined Reliance  Electric in 1977 as Manager of  A  C  Engineering  and,  in  1979,  managed  Reliance's  large  motor engineering  efforts.  In 1981,  he was  appointed  Plant  Manager of the
   Kings  Mountain,  North  Carolina  facility.  In 1986, he became  General
   Manager  of the  Engineered  Motor  Division.  From  1993  to  1995,  Mr.
   Johnson  was  the  former  General   Manager  of  Rockwell   Automation's
   Engineered  Motors and Generators  Business and from 1995 to 1998, he was the Senior Vice  President  of Rockwell  Automation's  Reliance  Electric
   Motor Group.  Mr. Johnson  received his  Bachelor's  Degree in Electrical
   Engineering from Michigan  Technological  University and his M.B.A.  from the  College of St.  Thomas.  Mr.  Johnson  is a  director  of the Lehigh
   Valley  Partnership and has served on the boards of a number of community organizations.

               Name, Other Positions or Offices With The Company                  Director
                 and Principal Occupation for Past Five Years                      Since     Age
-------------------------------------------------------------------------------- --------- --------
Leon C. Kirschner..............................................................     1999      61
Leon C.  Kirschner  is the Chief  Operating  Officer of the  Company  and
   President of Ermanco  Incorporated  since 1983. From 1968 to 1983, Mr.
   Kirschner  was  the  Senior  Vice   President  of  W&H  Systems.   Mr.
   Kirschner  began  his  career  in  1961  as an  engineer  at  Celanese
   Plastics,  and from 1963 to 1968 he worked  for P.P.G.  Industries  as
   Plant  Engineer.  Mr.  Kirschner  received  his  Bachelor's  Degree in
   Engineering from Stevens  Institute of Technology and his M.B.A.  from
   New York  University.  Mr.  Kirschner  is also a  director  of Terrace
   Food Group, Inc.

Theodore W. Myers..............................................................     2002      58
Theodore  W. Myers  retired  from Tucker  Anthony  Sutro,  an  investment banking firm, where he was First Vice President and Branch Manager of the
   Phillipsburg, New Jersey satellite office, where he served from 1991 to 2000.
   After graduating from Fairleigh Dickinson University in 1966 with a B.S. in
   Marketing and Finance, he served in the Armed Forces during the Vietnam era and subsequently returned as a National Bank Examiner for the Controller of the Currency until he became the internal auditor for Dean Witter Reynolds in
   1971. Prior to his employment with Tucker Anthony, he was a Vice President with Prudential Bache and Vice President/Manager of the Flemington, New
   Jersey office of Paine Webber from 1985 to 1991, and from 1977 to 1985, he was an Assistant Vice President with Thompson McKinnon Securities and Dean
   Witter Reynolds.

Anthony W. Schweiger...........................................................     2001      60
Anthony  W.  Schweiger  is the  Interim  Chairman  of the  Board  and the
   President of The Tomorrow Group, LLC, which provides specialized financial and management services for complex and strategic/turnaround business issues.
   Since March of 2001, he has also been the Managing Principal of e-brilliance, an IT consulting and education business. As a consultant, he has served as the senior acting manager in a variety of businesses, including Acting COO for WineAccess, a development stage infomediary from May 1998 to March 1999, and Acting Chief Executive Officer for Care Systems in 1995. He was Managing
   Director of the Stafford Companies, an investment banking firm, from November
   1994 until April 1995. From November 1993 through August 1994, he served as the Executive Vice President of First Advantage Mortgage Corporation, a
   mortgage banking company. Prior to that, he served as the President and Chief
   Executive Officer of Meridian Mortgage Corporation from 1987 until 1993, and the Executive Vice President/Chief Operating Officer from that company's inception in 1983. Mr. Schweiger is a graduate of the Wharton School at the
   University of Pennsylvania with a Bachelor's Degree in Economics. Mr.
   Schweiger is also a director of Radian Group Inc.

               Name, Other Positions or Offices With The Company                  Director
                 and Principal Occupation for Past Five Years                      Since     Age
-------------------------------------------------------------------------------- --------- --------
Steven Shulman.................................................................     1999      61
Steven  Shulman,  an investment  banker with over 30 years of experience, began his career in 1967 with  Burnham &  Company.  From 1970 to 1984,
   Mr. Shulman was the Senior Vice President of Corporate  Development at
   Wheelabrator.  Since 1984, Mr.  Shulman has been an investment  banker through  his  wholly-owned  company,  The  Hampton  Group,  and Latona
   Associates,  Inc.  where he serves as  Managing  Director.  Currently,
   Mr.  Shulman is a shareholder  and director in a diversified  group of companies,  including Transportation Technologies,  Inc., Terrace Food
   Group,   Inc.,  C3i  Inc.,  and  Beacon  Capital  Partners,   Inc.  In
   addition,  he serves as  Chairman  of Terrace  Food  Group,  Inc.  Mr.
   Shulman is a graduate  of Stevens  Institute  of  Technology  where he received a Bachelor's Degree in Mechanical  Engineering and a Master's
   Degree in Industrial  Management.  Mr. Shulman serves as Vice Chairman of the Board of Stevens  Institute  of  Technology.  Mr.  Shulman  was
   also  a  director  of  Ermanco   Incorporated   at  the  time  of  its
   acquisition by the Company on September 30, 1999.


     The names, ages, and offices with the Company of its executive officers are as follows:

       Name          Age                    Office
       ----          ---                    ------
William R. Johnson   55   President and Chief Executive Officer, Director
Leon C. Kirschner    61   Chief Operating Officer, President - Ermanco, Director
Ronald J. Semanick   40   Vice President - Finance, Chief Financial Officer,
                             Treasurer and Secretary
Gordon A. Hellberg   48   Vice President - Sales
Lee F. Schomberg     55   Vice President - Marketing

     Information regarding Messrs. Johnson and Kirschner is provided above.
     Mr.  Semanick  was  appointed  Vice  President - Finance,  Chief  Financial
Officer, and Treasurer of the Company on May 10, 2000, and was appointed Secretary of the Company by the Board of Directors on July 13, 1994. Previously, Mr. Semanick held the positions of Controller, Manager of Financial Accounting, Senior Financial Accountant, and Financial Accountant. Prior to joining the Company in 1985, Mr. Semanick was employed as a Certified Public Accountant by Arthur Andersen & Company of Philadelphia, Pennsylvania. Mr. Semanick received a Bachelor's Degree in Accounting from Moravian College and his MBA in Finance from Wilkes University.
     Mr. Hellberg was appointed Vice President - Sales of the Company on June 25, 2001, and had served Ermanco in various management positions since 1987. After earning a B.S. in Engineering from Western Michigan University, Mr. Hellberg was employed with Haworth, Inc., L.S.I./Rapistan Division, and psb - Advanced Material Handling Systems, Inc. Mr. Hellberg has also completed post-graduate studies in Business Law, Principles of Management, Project Management, and Statistics.
     Mr. Schomberg was appointed Vice President - Marketing of the Company on June 25, 2001, and had served Ermanco in various sales and marketing positions since 1986. Mr. Schomberg's previous employers include Seimens/Dematic (formerly Rapistan), and FKI Logistex (formerly Matthews Conveyor). He received a B.S. in Engineering from the University of Wisconsin. Mr. Schomberg is currently an officer in the Conveyor Equipment Manufacturers Association (CEMA) and a corporate representative to the Material Handling Institute of America (MHIA).
     All executive officers hold office at the pleasure of the Board of Directors.

     The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the portion of the Definitive Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance."


Item 11.      Executive Compensation
--------      ----------------------

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled "Executive Compensation & Other Arrangements."


Item 12.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled "Stock Ownership of Directors and Officers."


Item 13.      Certain Relationships and Related Transactions
--------      ----------------------------------------------

     Incorporated by reference to the portion of the Definitive Proxy Statement entitled "Relationships and Related Transactions with Management and Others."

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------      ---------------------------------------------------------------

   (a) 1.  Index to Consolidated Financial Statements.
           Independent Auditors' Report
           Consolidated Financial Statements
           Consolidated Balance Sheets, December 31, 2001 and December 31, 2000 Consolidated Statements of Operations for the years ended December
              31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999
           Consolidated Statements of Stockholders' Equity for the years ended
              December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999
           Consolidated Statements of Cash Flows for the years ended December
              31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999
           Notes to Consolidated Financial Statements

       2.  Index to Financial Statement Schedule

           II Valuation and Qualifying Accounts and Reserves

           All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

       3.  Exhibits:
           2.1 Stock Purchase Agreement dated as of August 6, 1999 among SI Handling Systems, Inc., Ermanco Incorporated, and the stockholders of Ermanco Incorporated (incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarterly period ended August 29, 1999).
           3.1 Articles of Incorporation of Paragon Technologies, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 on Form 8-K, filed on December 11, 2001).
           3.2 Bylaws of Paragon Technologies, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 on Form 8-K, filed on December 11, 2001).
           4.1 Form of Subordinated Promissory Note payable to the Stockholders of Ermanco Incorporated dated September 30, 1999 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 15, 1999).
           10.4 1992 Incentive Stock Option Plan, Amended and Restated, Effective as of July 16, 1997* (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended August 31, 1997).
           10.5 Executive Officer Incentive Plan* (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
           10.6 Directors' Deferred Compensation Plan* (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-8 [No. 333-10181]).
           10.7 1997 Equity Compensation Plan* (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-8 [No. 333-36397]).

                                        -------


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------      ---------------------------------------------------------------
               (Continued)

           10.8     Joint Venture  Agreement and Governing  Documents  Relating
                    to SI/BAKER,  INC.  (incorporated by reference to Exhibit
                    21.1 to Annual Report on Form 10-K for the fiscal year
                    ended February 26, 1995).
           10.9     Second Amendment to the Joint Venture Agreement Relating to
                    SI/BAKER, INC. (incorporated by reference to Exhibit 10.9 to
                    Annual Report on Form 10-K for the fiscal year ended
                    February 28, 1999).
           10.10    Executive  Employment  Agreement  with  William R. Johnson dated March 29, 1999* (incorporated  by reference to
                    Exhibit 10.10 to Form 10-Q for the quarterly period ended
                    May 30, 1999).
           10.11    Employment  Agreement  with Leon C. Kirschner*
                    (incorporated  by reference to Exhibit  10.11 to Form 8-K
                    filed on October 15, 1999).
           10.12    Line of Credit Loan Agreement entered into September 30,
                    1999 by and between SI Handling Systems, Inc., Ermanco
                    Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.12 to Form 8-K filed on October 15,
                    1999).
           10.13    Promissory Note related to the Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling
                    Systems, Inc., Ermanco Incorporated, and First Union
                    National Bank (incorporated by reference to Exhibit 10.13 to
                    Form 8-K filed on October 15, 1999).
           10.14    Term Loan Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to
                    Exhibit 10.14 to Form 8-K filed on October 15, 1999).
           10.15    Promissory Note related to the Term Loan Loan Agreement
                    entered into September 30, 1999 by and between SI Handling
                    Systems, Inc., Ermanco Incorporated, and First Union
                    National Bank (incorporated by reference to Exhibit 10.15 to
                    Form 8-K filed on October 15, 1999).
           10.16    Escrow Agreement entered into September 30, 1999 by and
                    among SI Handling Systems, Inc., the stockholders of Ermanco
                    Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.16 to Form 8-K filed on October 15,
                    1999).
           10.17    First  Amendment to Term Note and Loan Agreement dated
                    March 30, 2000  (incorporated  by reference to Exhibit 10.17 to Form 10-Q, filed on May 15, 2000).
           10.18    Registration Rights Agreement (incorporated by reference to
                    Exhibit 10.1 to Form S-3, filed on July 5, 2000).
           21       Subsidiaries of the Registrant (filed herewith).
           23.1     Consent of Independent Auditors (filed herewith).
           23.2     Consent of Independent Auditors relating to SI/BAKER, INC.
                      (filed herewith).
           99       Cautionary Statement (filed herewith).

           * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

                                        -------


   (b) Reports on Form 8-K.
         During the quarter ended December 31, 2001, the Company filed a Form 8-K on December 11, 2001. The filing pertained to the changing of the state of incorporation of the Company from Pennsylvania to Delaware. On December 7, 2001, Paragon Technologies, Inc., a Pennsylvania corporation ("Paragon") merged with and into (the "Merger") Paragon Technologies, Inc., a Delaware corporation and a wholly-owned subsidiary of Paragon. The surviving corporation in the Merger is Paragon Technologies, Inc., a Delaware corporation (the "Surviving Corporation"). The sole purpose of the Merger was to change the state of incorporation of Paragon from the Commonwealth of Pennsylvania to the State of Delaware. The Articles of Incorporation and the Bylaws of the Surviving Corporation were included as part of the Form 8-K filing.

   (c) Exhibits 21, 23.1, 23.2, and 99 are filed with this report.

   (d) Schedule A - SI/BAKER, INC. Financial Statements and Independent Auditors' Report Thereon.

                                                                      Schedule A
                                                                      ----------










                                 SI/BAKER, INC.

                              Financial Statements
                     December 31, 2001 and December 31, 2000

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report
                          ----------------------------





The Board of Directors
SI/BAKER, INC.:

We have audited the accompanying balance sheets of SI/BAKER, INC. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000, and for the ten months ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SI/BAKER, INC. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the ten months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



                                  /S/ KPMG LLP



Philadelphia, Pennsylvania
March 8, 2002

SI/BAKER, INC.
Balance Sheets
December 31, 2001 and December 31, 2000
  (In Thousands, Except Share Data)

                                                             December 31,          December 31,
                                                                2001                   2000
                                                        -------------------     ------------------
Assets
------

Current assets:
   Cash and cash equivalents..........................       $  3,302                 4,681

   Receivables:
     Trade............................................          1,434                 1,001
     Other receivables................................            234                    65
                                                                -----                 -----
       Total receivables..............................          1,668                 1,066
                                                                -----                 -----

   Costs and estimated earnings in excess of billings.            498                 1,873

   Deferred income tax benefits.......................            379                   409
   Prepaid expenses and other current assets..........            127                    36
                                                                -----                 -----
       Total current assets...........................          5,974                 8,065
                                                                -----                 -----

Machinery and equipment, at cost......................            207                   222
   Less:  accumulated depreciation....................             89                   147
                                                                -----                 -----
       Net machinery and equipment....................            118                    75
                                                                -----                 -----

Equipment leased to customer..........................              -                   487
   Less:  accumulated depreciation....................              -                   487
                                                                -----                 -----
       Net equipment leased to customer...............              -                     -
                                                                -----                 -----

Deferred income tax benefits..........................              -                     8
                                                                -----                 -----

       Total assets...................................       $  6,092                 8,148
                                                                =====                 =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Balance Sheets
December 31, 2001 and December 31, 2000
  (In Thousands, Except Share Data)

                                                             December 31,          December 31,
                                                                2001                   2000
                                                        -------------------     ------------------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable:
     Trade...............................................    $    276                   663
     Affiliated companies................................           -                    56
                                                                -----                 -----
       Total accounts payable............................         276                   719
                                                                -----                 -----

   Customers' deposits and billings in excess of
     costs and estimated earnings........................         814                 1,459
   Accrued salaries, wages, and commissions..............         443                   358
   Income taxes payable..................................          38                   127
   Accrued royalties payable.............................         105                   766
   Accrued product warranties............................         998                 1,055
   Accrued other liabilities.............................          76                    88
                                                                -----                 -----
       Total current liabilities.........................       2,750                 4,572
                                                                -----                 -----

Long-term liabilities:
   Deferred income taxes payable.........................           9                     -
                                                                -----                 -----
       Total long-term liabilities.......................           9                     -
                                                                -----                 -----


Stockholders' equity:
   Common stock, $1 par value; authorized 1,000
     shares; issued and outstanding 200 shares...........           -                     -
   Additional paid-in capital............................         200                   200
   Retained earnings.....................................       3,133                 3,376
                                                                -----                 -----
       Total stockholders' equity........................       3,333                 3,576
                                                                -----                 -----

       Total liabilities and stockholders' equity........    $  6,092                 8,148
                                                                =====                 =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Operations
For the Years Ended December 31, 2001 and December 31, 2000, and for the Ten
  Months Ended December 31, 1999
   (In thousands)

                                            December 31,        December 31,        December 31,
                                                2001                2000                1999
                                          ----------------    ----------------    ----------------
Net sales.............................       $  12,139              14,139             10,495
Cost of sales.........................           8,663              10,931              8,326
                                                ------              ------             ------
   Gross profit on sales..............           3,476               3,208              2,169
                                                ------              ------             ------

Selling, general and
   administrative expenses............           1,058               1,035                984
Product development costs.............             180                 161                200
Royalty expense to parent companies...             486                 566                420
Interest income.......................            (166)               (177)               (85)
Interest expense......................               -                   -                  4
Other income, net.....................            (185)               (178)               (98)
                                                ------              ------             ------
                                                 1,373               1,407              1,425
                                                ------              ------             ------

Earnings before income taxes..........           2,103               1,801                744
Income tax expense....................             846                 738                313
                                                ------              ------             ------
     Net earnings.....................       $   1,257               1,063                431
                                                ======              ======             ======




SI/BAKER, INC.
Statements Of Stockholders' Equity
For the Years Ended December 31, 2001 and December 31, 2000, and for the Ten
  Months Ended December 31, 1999
    (In thousands)

                                                        Additional                      Total
                                           Common        Paid-In       Retained      Stockholders'
                                            Stock        Capital       Earnings        Equity
                                          -----------   -----------   -----------  ----------------
Balance at February 28, 1999..........       $   -         200           1,882          2,082
Net earnings..........................           -           -             431            431
                                               ---         ---          ------          -----
Balance at December 31, 1999..........           -         200           2,313          2,513
Net earnings..........................           -           -           1,063          1,063
                                               ---         ---           -----          -----
Balance at December 31, 2000..........           -         200           3,376          3,576
Net earnings..........................           -           -           1,257          1,257
Cash dividends paid...................           -           -          (1,500)        (1,500)
                                               ---         ---           -----          -----
Balance at December 31, 2001..........       $   -         200           3,133          3,333
                                               ===         ===           =====          =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Cash Flows
For the Years Ended December 31, 2001 and December 31, 2000, and for the Ten
  Months Ended December 31, 1999
    (In thousands)

                                            December 31,        December 31,        December 31,
                                                2001                2000                1999
                                          ------------------ -------------------- ------------------
Cash flows from operating activities:
   Net earnings...........................     $ 1,257              1,063                 431
   Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
       Depreciation of machinery
         and equipment and leased
         equipment........................          34                 46                 123
   Changes in operating assets and
     liabilities:
       Receivables........................        (602)               421                 409
       Costs and estimated earnings
         in excess of billings............       1,375                286                 357
       Deferred income taxes..............          47                 (4)               (104)
       Prepaid expenses and other
         current assets...................         (91)                17                  83
       Other assets.......................           -                  -                  95
       Accounts payable...................        (443)               (84)                278
       Customers' deposits and
         billings in excess of costs
         and estimated earnings...........        (645)              (655)              1,010
       Accrued salaries, wages, and
         commissions......................          85                111                 156
       Income taxes payable...............         (89)               (16)                143
       Accrued royalties payable..........        (661)               405                 152
       Accrued product warranties.........         (57)               213                 182
       Accrued other liabilities..........         (12)                11                  67
       Deferred compensation..............           -                  -                (123)
                                                 -----              -----               -----
         Net cash provided by
           operating activities...........         198              1,814               3,259
                                                 -----              -----               -----

Cash flows from investing activities:
   Additions to machinery and
     equipment............................         (77)               (28)                (18)
                                                 -----              -----               -----

Cash flows from financing activities:
   Dividends paid on common stock.........      (1,500)                 -                   -
   Repayment of notes payable to
     bank.................................           -                  -                (500)
                                                 -----              -----               -----
         Net cash used by
           financing activities...........      (1,500)                 -                (500)
                                                 -----              -----               -----

Increase (decrease) in cash
   and cash equivalents...................      (1,379)             1,786               2,741
Cash and cash equivalents,
   beginning of year......................       4,681              2,895                 154
                                                 -----              -----               -----
Cash and cash equivalents,
   end of year............................   $   3,302              4,681               2,895
                                                 =====              =====               =====

Supplemental disclosure of cash
  flow information:
     Cash paid during the year for:
       Income taxes.......................   $     956                759                   2
                                                 =====              =====               =====
       Interest...........................   $       -                  -                   3
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

SI/BAKER, INC.
Notes To Financial Statements


Note 1:       Organization, Description of Business, and Summary of
-------       -----------------------------------------------------
              Significant Accounting Policies
              -------------------------------

Organization, Description of Business, and Concentration of Credit Risk
-----------------------------------------------------------------------
     On March 1, 1993, Paragon Technologies, Inc. and Automated Prescription Systems, Inc. formed a joint venture, SI/BAKER, INC. (the "Company" or "joint venture"). On September 29, 1998, McKesson HBOC, Inc. [NYSE:MCK], a healthcare supply management company, announced the completion of its acquisition of Automated Prescription Systems, Inc. Automated Prescription Systems, Inc. was renamed McKesson Automation Systems Inc. ("McKesson Automation"). The joint venture draws upon the automated materials handling systems experience of Paragon Technologies, Inc. and the automated pill counting and dispensing products of McKesson Automation to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture.
     The Company designs and installs computer controlled, fully automated, integrated systems for managed care and central fill pharmacy operations. The Company's systems are viewed as labor saving devices which address the issues of improved productivity and cost reduction. Systems can be expanded as customers' operations grow and they may be integrated with a wide variety of components to meet specific customer needs.
     Although the Company is not dependent on any single customer, much of its revenue is derived from contracts to design and install systems for managed care and central fill pharmacy operations for North American corporations and the federal government. In the year ended December 31, 2001, four customers accounted for revenues of $1,974,000, $1,706,000, $1,544,000, and $1,484,000,
respectively. In the year ended December 31, 2000, three customers accounted for revenues of $4,024,000, $3,045,000, and $2,175,000, respectively. In the ten months ended December 31, 1999, two customers accounted for revenues of $3,608,000 and $2,700,000, respectively. No other customer accounted for over 10% of revenues.
     The Company's systems are sold on a fixed-price basis. Contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has met contractual specifications. As of December 31, 2001, two customers owed the Company $651,000 and $254,000, respectively. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

Fiscal Year
-----------
     On November 4, 1999, the Board of Directors of the Company approved an amendment to the Company's Bylaws to change the fiscal year end from the last day of February to December 31. The years ended December 31, 2001 and December 31, 2000 consisted of twelve months. For the year ended December 31, 1999, the fiscal year consisted of ten months.

Use of Estimates
----------------
     The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The judgments made in assessing the appropriateness of the estimates and assumptions utilized by management in the preparation of the financial statements are based on historical and empirical data and other factors germane to the nature of the risk being analyzed. Materially different results may occur if different assumptions or conditions were to prevail. Estimates and assumptions are mainly utilized to establish the appropriateness of the warranty reserve and revenue recognition.

SI/BAKER, INC.
Notes To Financial Statements


Financial Instruments
---------------------
     The Company believes that the market values of its short-term assets and liabilities, which are financial instruments materially, approximate their carrying values due to the short-term nature of the instruments.

Cash and Cash Equivalents
-------------------------
     For the purpose of reporting cash flows, cash and cash equivalents include cash on deposit, amounts invested on an overnight basis with a bank, and other highly liquid debt instruments purchased with a maturity of three months or less. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Machinery and Equipment
-----------------------
     Machinery and equipment are depreciated on the straight-line method over the estimated useful lives of individual assets. The range of lives used in determining depreciation rates for machinery and equipment is 3-7 years. Maintenance and repairs are charged to operations; betterments and renewals are capitalized. Upon sale or retirement of equipment, the cost and related accumulated depreciation are removed from the accounts and the resultant gain or loss, if any, is credited or charged to earnings.

Revenue Recognition
-------------------
     Revenues on sales contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. Installation is an integral part of most systems sold by the Company and is not sold or billed separately. As these contracts may extend over one or more years, generally no more than two years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.
     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its sales contracts, including both typical and more complex systems.

Warranty
--------
     The Company's products are warranted against defects in materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs based upon a percentage of net sales and warranty experience.

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

SI/BAKER, INC.
Notes To Financial Statements


Royalty Arrangement (Continued)
-------------------
     The Company receives a royalty from McKesson Automation based on the monthly lease rates for all cells, counters, cassettes, and any other McKesson Automation equipment leased to customers in the Company's defined market segment since the inception of SI/BAKER on March 1, 1993. The royalty received by the Company is included in other income.

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

New Accounting Pronouncements
-----------------------------
     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement also supersedes APB No. 30 provisions related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Statement is effective for years beginning after December 15, 2001. The Company is evaluating the potential impact of adopting SFAS No. 144.


Note 2:    Uncompleted Contracts
-------    ---------------------

     Costs and estimated earnings on uncompleted contracts are as follows at December 31, 2001 and December 31, 2000 (in thousands):

                                                             December 31,          December 31,
                                                                 2001                  2000
                                                           ------------------    ------------------
Costs incurred on uncompleted contracts...................     $ 9,203                24,770
Estimated earnings........................................       3,854                 7,041
                                                                ------                ------
                                                                13,057                31,811
Less:  billings to date...................................      13,373                31,397
                                                                ------                ------
                                                               $  (316)                  414
                                                                ======                ======

Included in accompanying balance sheets
  under the following captions:
   Costs and estimated earnings in excess
     of billings..........................................     $   498                 1,873
   Customers' deposits and billings in excess
     of costs and estimated billings......................        (814)               (1,459)
                                                                ------                ------
                                                               $  (316)                  414
                                                                ======                ======

SI/BAKER, INC.
Notes To Financial Statements


Note 3:    Short-Term Bank Borrowings and Compensating Balances
-------    ----------------------------------------------------

     On March 4, 1996, the Company established a Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the $3,000,000 Facility, the Company's parent companies have each provided a limited guarantee and surety in the amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. The Facility contains various covenants and requires the maintenance of a net worth ratio. The Company was in compliance with all covenants during the year ended December 31, 2001. The Facility has an expiration date of August 31, 2002.
     As of December 31, 2001, there was no debt outstanding under the Facility. Interest on the Facility is at the Bank's prime rate of interest minus one percent (3.75% as of December 31, 2001) or the LIBOR-based rate plus one and three-quarters percent.


Note 4:    Employee Benefit Plan
-------    ---------------------

     The Company has a multi-faceted defined contribution Retirement Savings Plan. Employees age 21 and above with at least one year of service are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company contributes 2% of base pay to each eligible salaried employee's account and, in addition, matches 50% of the first 4% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions determined annually by the Board of Directors. Total expense for the Retirement Savings Plan was $55,000, $48,000, and $67,000, for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, respectively.


Note 5:    Income Taxes
-------    ------------

     The provision for income tax expense (benefit) consists of the following (in thousands):


                                          For the Year         For the Year           For the Ten
                                              Ended                Ended             Months Ended
                                          December 31,         December 31,          December 31,
                                              2001                 2000                  1999
                                        ------------------   ------------------    ------------------
Federal  - current..................        $  637                 594                    322
         - deferred.................            37                  (3)                   (83)
                                               ---                 ---                    ---
                                               674                 591                    239
                                               ---                 ---                    ---

State    - current..................           163                 148                     95
         - deferred.................             9                  (1)                   (21)
                                               ---                 ---                    ---
                                               172                 147                     74
                                               ---                 ---                    ---
                                            $  846                 738                    313
                                               ===                 ===                    ===


     A reconciliation between the U. S. federal statutory rate and the Company's effective income tax rate is (in thousands):

SI/BAKER, INC.
Notes To Financial Statements


Note 5:    Income Taxes (Continued)
-------    ------------

                                          For the Year          For the Year          For the Ten
                                              Ended                Ended             Months Ended
                                          December 31,          December 31,         December 31,
                                              2001                  2000                 1999
                                        ------------------    -----------------    ------------------

Computed tax expense at statutory
   rate of 34%......................        $   715                  612                  253
Increase in taxes resulting from:
   State income taxes,
     net of federal benefit.........            114                   97                   49
   Miscellaneous items..............             17                   29                   11
                                                ---                  ---                  ---
                                            $   846                  738                  313
                                                ===                  ===                  ===


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and December 31, 2000 are presented below (in thousands):

                                                              December 31,           December 31,
                                                                 2001                   2000
                                                          ------------------    -------------------
Deferred tax assets:
   Accruals of book costs, not yet
     deductible for tax purposes......................          $  395                   420
   Machinery and equipment, principally
     due to differences in depreciation...............               -                     9
                                                                   ---                   ---
       Total gross deferred tax assets................             395                   429
                                                                   ---                   ---

Deferred tax liabilities:
   Other..............................................             (16)                  (12)
   Machinery and equipment, principally
     due to differences in depreciation...............              (9)                    -
                                                                   ---                   ---
       Total gross deferred tax liabilities...........             (25)                  (12)
                                                                   ---                   ---
       Net deferred tax assets........................          $  370                   417
                                                                   ===                   ===

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2001.


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

SI/BAKER, INC.
Notes To Financial Statements


Note 6:    Royalties (Continued)
-------    ---------

     The term of the Settlement Agreement continues until the expiration of the competitor's patent; however, the Company's status as sole licensee remained in effect until December 31, 2000, and all orders related to licensed products received by the Company after December 31, 2000 are not subject to royalty payments.


Note 7:    Commitments

     Total rental expense, including short-term leases, for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, approximated $107,000, $88,000, and $74,000, respectively.
     Future minimum rental commitments at December 31, 2001 under operating leases for office space is as follows:
                   2002........................... $   72,000
                   2003...........................     42,000
                   2004...........................     32,000

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 8:    Related Party Transactions
-------    --------------------------

     The Company has entered into various transactions with affiliated entities as follows (in thousands):

(a)  McKesson Automation
     Systems Inc.(50% Stockholder):

                                                           December 31,           December 31,
    Balance Sheets Data                                        2001                   2000
                                                        -------------------    -------------------
      Amount included in trade receivables...........         $  75                      6
       Amount included in other receivables..........            49                     45
       Amount included in costs and estimated
         earnings in excess of billings..............            12                    179
       Amount included in accounts payable...........             -                     22
       Amount included in accrued royalties payable..            52                     68
       Amount included in accrued other liabilities..             -                     27

                                            For the Year       For the Year         For the Ten
                                                Ended              Ended            Months Ended
                                            December 31,       December 31,         December 31,
    Statements of Operations Data               2001               2000                 1999
                                          ------------------ ------------------  -------------------
      Sales of systems and services.....      $  1,204              (55)                 216
       Systems and services purchased
         for resale under various
         subcontracts...................            84              265                  115
       Royalty expense to parent
         companies......................           243              283                  210
       Other income - royalty income....           188              172                   95


(b)  Paragon Technologies, Inc.
     (50% Stockholder):

                                                           December 31,          December 31,
    Balance Sheets Data                                        2001                  2000
                                                       -------------------    -------------------
      Amount included in accounts payable............         $   -                    34
      Amount included in accrued royalties
         payable.....................................            52                    68

                                             For the Year         For the Year       For the Ten
                                                 Ended               Ended           Months Ended
                                             December 31,         December 31,       December 31,
    Statements of Operations Data                2001                 2000               1999
                                           ------------------  ------------------- -----------------
      Systems and services purchased for
         resale under various subcontracts     $  876                 593                 237
       Systems and services sold under
         various subcontracts...........            -                   1                  60
       Purchase of administrative and
         other services.................           55                 106                 116
       Royalty expense to parent companies        243                 283                 210

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PARAGON TECHNOLOGIES, INC.



Dated:   April 1, 2002          By    /s/ Anthony W. Schweiger
                                      ------------------------------------------
                                      Anthony W. Schweiger
                                      Interim Chairman of the Board of Directors




Dated:   April 1, 2002           By     /s/ William R. Johnson
                                      ------------------------------------------
                                      William R. Johnson
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.



Dated:    April 1, 2002            /s/ Anthony W. Schweiger
                               --------------------------------------------
                                   Anthony W. Schweiger
                                   Interim Chairman of the Board of Directors



Dated:
                               --------------------------------------------
                                   William R. Johnson
                                   President & Chief Executive Officer, Director



Dated:    April 1, 2002           /s/ Ronald J. Semanick
                               --------------------------------------------
                                   Ronald J. Semanick
                                   Vice President-Finance, Chief Financial
                                     Officer and Treasurer, and Secretary
                                   (Principal Accounting and Financial Officer)



Dated:    April 1, 2002            /s/ Leon C. Kirschner
                               --------------------------------------------
                                   Leon C. Kirschner
                                   Chief Operating Officer, and
                                    President of Ermanco Incorporated, Director



Dated:    April 1, 2002            /s/ L. Jack Bradt
                               --------------------------------------------
                                   L. Jack Bradt
                                   Director



Dated:    April 1, 2002            /s/ Gilman J. Hallenbeck
                               --------------------------------------------
                                   Gilman J. Hallenbeck
                                   Director



Dated:    April 1, 2002            /s/ Theodore W. Myers
                               --------------------------------------------
                                   Theodore W. Myers
                                   Director



Dated:    April 1, 2002            /s/ Steven Shulman
                                --------------------------------------------
                                    Director

                                  EXHIBIT INDEX


2.1 Stock Purchase Agreement dated as of August 6, 1999 among SI Handling Systems, Inc., Ermanco Incorporated, and the stockholders of Ermanco Incorporated (incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarterly period ended August 29, 1999).
3.1 Articles of Incorporation of Paragon Technologies, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 on
         Form 8-K, filed on December 11, 2001).
3.2 Bylaws of Paragon Technologies, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 on Form 8-K, filed on December 11, 2001).
4.1 Form of Subordinated Promissory Note payable to the Stockholders of Ermanco Incorporated dated September 30, 1999
         (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 15, 1999).
10.4 1992 Incentive Stock Option Plan, Amended and Restated, Effective as of July 16, 1997* (incorporated by reference to Exhibit
         10.4 to Form 10-Q for the quarterly period ended August 31, 1997).
10.5     Executive  Officer  Incentive  Plan*  (incorporated  by reference to
         Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
10.6     Directors' Deferred Compensation Plan* (incorporated by reference to
         Exhibit 10.6 to the Company's  Registration  Statement on
         Form S-8  [No. 333-10181]).
10.7     1997 Equity  Compensation  Plan*  (incorporated by reference to
         Exhibit 10.7 to the Company's  Registration  Statement on Form
         S-8 [No. 333-36397]).
10.8 Joint Venture Agreement and Governing Documents Relating to SI/BAKER, INC. (incorporated by reference to Exhibit 21.1 to
         Annual Report on Form 10-K for the fiscal year ended February
         26, 1995).
10.9 Second Amendment to the Joint Venture Agreement Relating to SI/BAKER, INC. (incorporated by reference to Exhibit 10.9 to
         Annual Report on Form 10-K for the fiscal year ended February 28,
         1999).
10.10    Executive  Employment  Agreement with William R. Johnson dated
         March 29, 1999*  (incorporated by reference to Exhibit 10.10 to
         Form 10-Q for the quarterly period ended May 30, 1999).
10.11 Employment Agreement with Leon C. Kirschner* (incorporated by reference to Exhibit 10.11 to Form 8-K filed on October 15,
         1999).
10.12 Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.12 to Form 8-K filed on October 15, 1999).
10.13 Promissory Note related to the Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.13 to Form 8-K filed on October 15, 1999).
10.14 Term Loan Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.14 to Form 8-K filed on October 15, 1999).
10.15 Promissory Note related to the Term Loan Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.15 to Form 8-K filed on October 15, 1999).
10.16 Escrow Agreement entered into September 30, 1999 by and among SI Handling Systems, Inc., the stockholders of Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.16 to Form 8-K filed on October 15, 1999).
10.17    First  Amendment to Term Note and Loan  Agreement  dated March 30,
         2000 (incorporated  by reference to Exhibit  10.17 to Form
         10-Q, filed on May 15, 2000).
10.18    Registration Rights Agreement (incorporated by reference to Exhibit
         10.1 to Form S-3, filed on July 5, 2000).

                            -------------


21       Subsidiaries of the Registrant (filed herewith).
23.1     Consent of Independent Auditors (filed herewith).
23.2     Consent of Independent Auditors relating to SI/BAKER, INC.
         (filed herewith).
99       Cautionary Statement (filed herewith).

     *Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.