Form 10-K/A
period 2001-12-31
PARAGON TECHNOLOGIES INC
filed 2002-04-30
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                          AMENDMENT NO. 1 TO FORM 10-K
                          ----------------------------


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


DOCUMENTS INCORPORATED BY REFERENCE                                        None.

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


Part III......................................................................59

     Item 10.     Directors and Executive Officers Of The Registrant..........59
     Item 11.     Executive Compensation......................................62
     Item 12.     Security Ownership of Management and Certain
                      Beneficial Owners.......................................68
     Item 13.     Certain Relationships and Related Transactions..............69


Part IV.......................................................................70

     Item 14.     Exhibits, Financial Statement Schedules and Reports on
                      Form 8-K................................................70

This annual report on Form 10-K amends the annual report on Form 10-K previously filed by Paragon Technologies, Inc. on April 1, 2002 to include required disclosures pertaining to Item 10, Item 11, Item 12, and Item 13 and exhibits related thereto.


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
Anthony W. Schweiger is the Chairman of the Board of the Company and the
   President of The Tomorrow Group, LLC, which provides specialized financial and management services for complex and strategic/turnaround business issues.
   Since March of 2001, he has also been the Managing Principal of e-brilliance, an IT consulting and education business. As a consultant, he has served as the senior acting manager in a variety of businesses, including Acting COO for WineAccess, a development stage infomediary from May 1998 to March 1999, and Acting Chief Executive Officer for Care Systems in 1995. He was Managing
   Director of the Stafford Companies, an investment banking firm, from November
   1994 until April 1995. From November 1993 through August 1994, he served as the Executive Vice President of First Advantage Mortgage Corporation, a
   mortgage banking company. Prior to that, he served as the President and Chief
   Executive Officer of Meridian Mortgage Corporation from 1987 until 1993, and the Executive Vice President/Chief Operating Officer from that company's inception in 1983. Mr. Schweiger is a graduate of the Wharton School at the
   University of Pennsylvania with a Bachelor's Degree in Economics. Mr.
   Schweiger is also a director of Radian Group Inc.

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

     Information regarding Messrs. Johnson and Kirschner is provided above.
     Mr.  Semanick  was  appointed  Vice  President - Finance,  Chief  Financial
Officer, and Treasurer of the Company on May 10, 2000, and was appointed Secretary of the Company by the Board of Directors on July 13, 1994. Previously, Mr. Semanick held the positions of Controller, Manager of Financial Accounting, Senior Financial Accountant, and Financial Accountant. Prior to joining the Company in 1985, Mr. Semanick was employed as a Certified Public Accountant by Arthur Andersen & Company of Philadelphia, Pennsylvania. Mr. Semanick received a Bachelor's Degree in Accounting from Moravian College and his MBA in Finance from Wilkes University.
     Mr. Hellberg was appointed Vice President - Sales of the Company on June 25, 2001, and has served Ermanco in various management positions since 1987. After earning a B.S. in Engineering from Western Michigan University, Mr. Hellberg was employed with Haworth, Inc., L.S.I./Rapistan Division, and psb - Advanced Material Handling Systems, Inc. Mr. Hellberg has also completed post-graduate studies in Business Law, Principles of Management, Project Management, and Statistics.
     Mr. Schomberg was appointed Vice President - Marketing of the Company on June 25, 2001, and has served Ermanco in various sales and marketing positions since 1986. Mr. Schomberg's previous employers include Seimens/Dematic (formerly Rapistan), and FKI Logistex (formerly Matthews Conveyor). He received a B.S. in Engineering from the University of Wisconsin. Mr. Schomberg is currently an officer in the Conveyor Equipment Manufacturers Association (CEMA) and a corporate representative to the Material Handling Institute of America (MHIA).

           SECTION 16(a) -- BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Forms 3, 4, and 5, we believe that all filings required to be made by the reporting persons for the year ended December 31, 2001 were made on a timely basis.

                     --------------------------------------


Item 11.      Executive Compensation
--------      ----------------------

     Set forth below is certain information relating to compensation received by the Company's Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers").


                                     Summary Compensation Table
                                     --------------------------

                                                                             Long
                                                                             Term
                                                                             Comp.
                                                                            ------
                                                                            Awards
                           Fiscal                                           ------
                           Year                             Other Annual     Stock      All Other
                           Ended     Salary      Bonus      Compensation    Options    Compensation
   Name and Position        (1)      ($)(2)       ($)          ($)(3)       (#)(4)        ($)(5)
-----------------------------------------------------------------------------------------------------
William R. Johnson       12/31/01    $265,200   $      -      $ 6,788        40,000     $    9,980
   President and         12/31/00     255,000    421,132        4,920        80,000         14,713
   Chief Executive       12/31/99     166,154     50,000        3,690        40,000        150,000
   Officer (6)

Leon C. Kirschner        12/31/01     265,277      3,928        8,063        25,000         54,209
   Chief Operating       12/31/00     260,238     64,065        7,457        50,000         54,109
   Officer and           12/31/99      63,250     35,316        2,395        25,000         14,401
   President of
   Ermanco
   Incorporated (7)

Ronald J. Semanick       12/31/01     105,000     27,247        6,788         5,000          4,185
   Vice President -      12/31/00      88,787     78,446        3,143        25,000          7,579
   Finance, Chief        12/31/99      58,391      4,000            -         2,000          2,336
   Financial Officer,
   and Treasurer (8)

Gordon A. Hellberg       12/31/01     116,000     13,439        3,724         5,000          3,903
   Vice President -      12/31/00     110,000     27,104        5,230        14,000          2,378
   Sales (9)             12/31/99      26,000     14,632        1,406         7,000          1,822

Lee F. Schomberg         12/31/01     109,000     12,528        3,646         5,000          4,832
   Vice President -      12/31/00     106,000     26,242        4,014        14,000          4,505
   Marketing (10)        12/31/99      25,500     10,300        2,865         7,000          3,290

----------------------------------

(1) On September 30, 1999, the Board of Directors of Paragon Technologies, Inc. (the "Company") approved an amendment to the Company's Bylaws to change the fiscal year end of the Company from the Sunday nearest to the last day of February to December 31. For the years ended December 31, 2001 and



       December 31, 2000, the fiscal year consisted of twelve months.
       For the year ended December 31, 1999, the fiscal year consisted of ten months.

(2) This column includes employee pre-tax contributions to the Company's 401(k) Retirement Savings Plans.

(3) This column consists of an auto allowance for the business usage of personal automobiles for Messrs. Johnson and Semanick, and also automobile benefits for Messrs. Kirschner, Hellberg, and Schomberg. Effective September 14, 2001, the monthly auto allowance for Messrs. Johnson and Semanick is $800. Prior to September 14, 2001, the monthly auto allowance for Messrs. Johnson and Semanick was $410.

(4) Options become exercisable in increments of 25% on the anniversary date of the grant. Thus at the end of four years the options are fully exercisable. All options have a term of five years.

(5) This column includes the amounts expensed for financial reporting purposes for Company contributions to the Company's 401(k) Retirement Savings Plans pertaining to basic, matching, and profit sharing contributions for all named executives. This column also includes relocation costs of $150,000 relating to Mr. Johnson during the ten months ended December 31, 1999, the cost of a supplemental health insurance plan for Messrs. Kirschner, Hellberg, and Schomberg, and the cost of a supplemental disability insurance plan for Mr. Kirschner. Pursuant to the supplemental health insurance and disability insurance plans, Mr. Kirschner received benefits in the amounts of $52,509, $52,509, and $14,221 for the years ended December 31, 2001 and December 31, 2000, and for the ten months ended December 31, 1999, respectively.

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

(7) Mr. Kirschner joined the Company upon the acquisition of Ermanco Incorporated on September 30, 1999, and was appointed as Director and Corporate Vice President of the Company and President of Ermanco Incorporated. On June 25, 2001, Mr. Kirschner was appointed Chief Operating Officer of the Company.

(8) Mr. Semanick was appointed Vice President - Finance, Chief Financial Officer, and Treasurer of the Company on May 10, 2000. His fiscal year 2000 remuneration above represents total compensation for the entire fiscal year of 2000.

(9) Mr. Hellberg joined the Company upon the acquisition of Ermanco Incorporated on September 30, 1999, and was appointed Vice President - Sales on June 25, 2001. His fiscal year 2001 remuneration above represents total compensation for the entire fiscal year of 2001.

(10) Mr. Schomberg joined the Company upon the acquisition of Ermanco Incorporated on September 30, 1999, and was appointed Vice President - Marketing on June 25, 2001. His fiscal year 2001 remuneration above represents total compensation for the entire fiscal year of 2001.

Stock Options Granted to Named Executive Officers During The Year Ended December 31, 2001

     The following table sets forth certain information regarding options for the purchase of the Company's common stock that were awarded to the Named Executive Officers during the year ended December 31, 2001.

               Options Grants in the Year Ended December 31, 2001
               --------------------------------------------------

                                                                                 Potential
                                      % of Total                                 Realizable
                                        Options                               Value at Assumed
                                      Granted to                                Annual Rates
                                       Employees                               of Stock Price
                                      In The Year                             Appreciation for
                           Options       Ended      Exercise                   Option Term (2)
                           Granted     December       Price     Expiration   ------------------
      Name                 (#) (1)     31, 2001     ($/Share)      Date       5% ($)    10% ($)
-------------------        -------    -----------   ---------   ----------   -------   --------
William R. Johnson          40,000       28.2%        $7.50      08/09/06    $82,884   $183,153
Leon C. Kirschner           25,000       17.6%         7.50      08/09/06     51,803    114,471
Ronald J. Semanick           5,000        3.5%         7.50      08/09/06     10,361     22,894
Gordon A. Hellberg           5,000        3.5%         7.50      08/09/06     10,361     22,894
Lee F. Schomberg             5,000        3.5%         7.50      08/09/06     10,361     22,894

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

Stock Options Exercised During The Year Ended December 31, 2001 and Held by Named Executive Officers as of December 31, 2001.

     The following table sets forth certain information regarding options for the purchase of the Company's common stock that were exercised and/or held by the Company's Named Executive Officers during the year ended December 31, 2001.


         Aggregated Option Exercises in the Year Ended December 31, 2001
                           And Year-End Option Values
                           --------------------------

                                                          Number of               Value of
                                                        Shares Covered           Unexercised
                             # of                     By Unexercised          In-The-Money
                            Shares                      Options at             Options at
                           Acquired                  December 31, 2001       December 31, 2001
                              On          Value         Exercisable/           Exercisable/
      Name                Exercise (1)   Realized     Unexercisable (1)        Unexercisable
------------------        ------------   --------    ------------------     -----------------
William R. Johnson              -         $    -       40,000/120,000       $ 38,125/164,375

Leon C. Kirschner               -              -       25,000/ 75,000         30,078/108,984

Ronald J. Semanick             375           584        9,500/ 25,000         15,156/ 51,719

Gordon A. Hellberg              -              -        7,000/ 19,000          8,422/ 28,016

Lee F. Schomberg                -              -        7,000/ 19,000          8,422/ 28,016

(1) All common shares and stock option figures have been adjusted to reflect stock splits and dividends.


Employment Agreement with William R. Johnson

     The Company entered into an executive employment agreement with William R. Johnson, its President and CEO, commencing on March 29, 1999. The employment agreement was amended and restated on October 1, 2001. Terms of the amended and restated three-year employment agreement include a base salary of not less than $265,200 per year. The amended and restated employment agreement entitles Mr. Johnson to participate in the Company's Management Incentive Plan that provides for the opportunity to receive a bonus based on the achievement of orders, sales, and earnings per share targets as defined for each fiscal year by the Board of Directors.

     The Company has the right to terminate Mr. Johnson's employment with or without cause. Cause is defined as any material breach of the employment agreement, disloyalty to the Company, willful misconduct, conviction of a felony or other criminal act. Mr. Johnson has the right to terminate the employment agreement voluntarily. The employment agreement may also be terminated upon a change in control of the Company. The employment agreement provides for severance benefits in an amount equal to two times the sum of Mr. Johnson's salary in effect plus the average of the bonus paid for the two fiscal years preceding the year of termination in the event of a termination upon a change in control. In the event of termination without cause, the employment agreement also provides for severance benefits in an amount equal to the sum of Mr. Johnson's salary in effect plus the average of the bonus paid in the two years preceding the effective date of the termination, multiplied by the number of years between the effective date of termination and the October 1, 2004 expiration date of the employment agreement. In addition, Mr. Johnson is entitled to receive other benefits normally made available by the Company and an automobile allowance for a period of years equal to the number of years between the effective date of the termination and the October 1, 2004 expiration date of the employment agreement.

     Other benefits normally made available by the Company to executive officers, including participation in any health plan, retirement savings plan, and receipt of a monthly auto allowance are also made available to Mr. Johnson under the employment agreement.


Employment Agreement with Leon C. Kirschner

     The Company entered into a three-year employment agreement with Leon C. Kirschner, a former stockholder of Ermanco Incorporated, on October 1, 1999. Effective October 1, 1999, in accordance with the employment agreement, Mr. Kirschner was appointed Corporate Vice President and a director of the Company and President of Ermanco Incorporated. On June 25, 2001, Mr. Kirschner was appointed Chief Operating Officer of the Company. Terms of the employment agreement include a base salary of not less than $253,000 per year. The employment agreement entitles Mr. Kirschner to participate in the Company's Management Incentive Plan that provides for the opportunity to receive a bonus based upon the achievement of orders, sales, and earnings per share targets as defined for each fiscal year by the Board of Directors. Effective September 1, 2001, the Board of Directors increased Mr. Kirschner's base salary to $272,328 per year.

     Under the terms of the employment agreement, Mr. Kirschner shall perform his duties and responsibilities at the Company's Spring Lake, Michigan facility or at such other location as may be established from time to time by the President and CEO of the Company, provided that Mr. Kirschner may perform duties and responsibilities at his residence in Telluride, Colorado for up to eight weeks per year so long as the Company's Spring Lake, Michigan operations have achieved certain financial goals as set forth in the plan for the applicable fiscal year approved by the President and CEO of the Company. The Company shall reimburse Mr. Kirschner for his travel expenses between Spring Lake, Michigan and Telluride, Colorado for up to twelve trips per year up to a maximum of six hundred dollars per trip.

     The Company has the right to terminate Mr. Kirschner's employment with or without cause. Cause is defined as any material breach of the employment agreement, disloyalty to the Company, willful misconduct, conviction of a felony or other criminal act. Mr. Kirschner has the right to terminate the employment agreement voluntarily. The employment agreement may also be terminated upon a change in control of the Company. The employment agreement provides for severance benefits of up to two year's base salary in the event of termination upon a change in control. In the event of termination without cause, the employment agreement also provides for severance benefits in an amount equal to the sum of Mr. Kirschner's salary in effect plus the average of the bonus paid in the two years preceding the effective date of the termination, multiplied by the lesser of two or the number of years between the effective date of the termination and the September 30, 2002 expiration date of the employment agreement. In addition, Mr. Kirschner is entitled to receive all benefits and an automobile allowance for a period of years equal to the lesser of two or the number of years between the effective date of the termination and the September 30, 2002 expiration date of the employment agreement. In the event Mr. Kirschner becomes self-employed after the termination of his employment with the Company, he shall be entitled to receive reimbursement for the reasonable business travel expenses incurred by him for a period equal to the lesser of two or the number of years between the effective date of the termination and the September 30, 2002 expiration date of the employment agreement.

     Other benefits normally made available by the Company to executive officers, including participation in any health plan, retirement savings plan, and receipt of automobile benefits are also made available to Mr. Kirschner under the employment agreement.

Employment Agreements with Other Executive Officers

     The Company entered into two-year employment agreements with each of Gordon
A. Hellberg, Lee F. Schomberg, and Ronald J. Semanick on October 1, 2001. Terms of the employment agreements include a base salary of not less than $118,000 per year for Mr. Hellberg as the Company's Vice President-Sales, a base salary of not less than $110,000 per year for Mr. Schomberg as the Company's Vice President-Marketing and a base salary of not less than $105,000 per year for Mr. Semanick as the Company's Chief Financial Officer, Vice President-Finance, and Treasurer. Effective January 1, 2002, the Board of Directors increased Mr. Semanick's base salary to $115,000. Each of the employment agreements entitle the executives to participate in the Company's Management Incentive Plan that provides for the opportunity to receive a bonus based upon the achievement of orders, sales, operating income or earnings per share targets as defined for each fiscal year by the Board of Directors.

     The Company has the right to terminate each of the executives' employment agreement with or without cause. Cause is defined as any material breach of the employment agreement, disloyalty to the Company, willful misconduct, conviction of a felony or other criminal act. Each executive has the right to terminate the employment agreement voluntarily. The employment agreements may also be terminated upon a change in control of the Company. The employment agreements provide that each executive shall be entitled, as severance pay, to continue to receive his salary in effect for a period of 18 months and receive a lump sum payment in an amount equal to one and one-half times the average of the bonus paid to the executive for the two fiscal years preceding the year in which the termination becomes effective in the event of a termination upon a change in control. In the event of termination without cause, the employment agreement also provides that the executive shall be entitled, as severance pay, to continue to receive his salary and the annual average of the bonus paid to the executive for the two years preceding the year in which the termination becomes effective for a period equal to the greater of one year or the number of years between the effective date of the termination and the October 1, 2003 expiration date of the employment agreement.

     Other benefits normally made available by the Company to executive officers, including participation in any health plan, retirement savings plan, and receipt of a monthly auto allowance are also made available to each executive under the employment agreements.


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

     The Company permits its directors, at their election, to defer receipt of payment of directors' fees. During the year ended December 31, 2001, $44,300 of directors' fees was deferred. Deferred directors' fees accrue interest at the prime rate of interest charged by the Company's principal bank or may be invested in units equivalent to shares of common stock of the Company. During the year ended December 31, 2001, distributions under the Directors' Deferred Compensation Plan totaled $58,912.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is currently comprised of Mr. Shulman, Chairman, and Messrs. Bradt and Hallenbeck. Mr. Bradt was formerly the CEO of the Company. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Item 12.      Security Ownership of Management and Certain Beneficial Owners
--------      --------------------------------------------------------------

     The following table sets forth certain information as of April 29, 2002 (unless otherwise noted) regarding the ownership of common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director or nominee of the Company, (iii) by the executive officers of the Company named in the Summary Compensation Table included elsewhere in this Proxy Statement, and (iv) by all current executive officers and directors of the Company as a group. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                                                 Right to
                                             Number of         Acquire Under
                                               Shares             Options           Percentage
                                            Beneficially        Exercisable          of Class
Beneficial Owner                               Owned          Within 60 Days            (1)
----------------                            -------------     ----------------     ------------
Emerald Advisers, Inc. (2)                    940,735                  -              22.26%
   1703 Oregon Pike
   Suite 101
   Lancaster, PA  17601

L. Jack Bradt (3)                             354,324              2,500               8.44%
   10 Ivy Court
   Easton, PA  18045

Gilman J. Hallenbeck (4)                      184,210                  -               4.36%

William R. Johnson                             22,390             60,000               1.92%

Leon C. Kirschner                             167,302             31,250               4.66%

Theodore W. Myers (5)                          25,200                  -                 *

Anthony W. Schweiger                           42,000                  -                 *

Steven Shulman                                151,038              2,500               3.63%

Gordon A. Hellberg                              2,234              8,750                 *

Lee F. Schomberg                               28,748              8,750                 *

Ronald J. Semanick                              2,989             12,250                 *

All current directors and
   executive officers as a group
   (10 persons) (3) (4) (5)                   980,435            126,000              25.42%

-------------------------------------------

*Less than 1%.





(1) The percentage for each individual, entity or group is based on the aggregate number of shares outstanding as of April 29, 2002 (4,226,635) and all shares issuable upon the exercise of outstanding stock options held by each individual or group that are presently exercisable or exercisable within 60 days after April 29, 2002.

(2)  This information is presented in reliance on information disclosed in a
     Schedule 13G filed with the Securities and Exchange Commission on January 14, 2002.

(3) Includes 45,883 shares held by members of Mr. Bradt's immediate family. Mr. Bradt disclaims beneficial ownership of such shares.

(4) Includes 78,000 shares held by members of Mr. Hallenbeck's immediate family. Mr. Hallenbeck disclaims beneficial ownership of such shares.

(5) Includes 2,800 shares held by members of Mr. Myers' immediate family. Mr. Myers disclaims beneficial ownership of such shares.


Item 13.      Certain Relationships and Related Transactions
--------      -----------------------------------------------

     To complete the acquisition of Ermanco on September 30, 1999, the Company issued $3,000,000 in subordinated promissory notes to the stockholders of Ermanco, including notes in the amounts of $1,382,861 and $1,001,382 to Steven Shulman and Leon C. Kirschner, respectively. Both Mr. Shulman and Mr. Kirschner are directors of the Company, and Mr. Kirschner also serves as the president of Ermanco and Chief Operating Officer of the Company. Note 4 of the Notes to Consolidated Financial Statements provides additional information regarding the promissory notes issued to the fourteen stockholders of Ermanco, eleven of whom continue to be employees of the Company.

     Ermanco's operations are located in a 113,000 square foot steel building in Spring Lake, Michigan. The building is leased from an organization that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $32,858 (with annual increases of 2.5%), which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004.

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

                                        -------


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------      ---------------------------------------------------------------
               (Continued)

           10.8     Joint Venture  Agreement and Governing  Documents  Relating
                    to SI/BAKER,  INC.  (incorporated by reference to Exhibit
                    21.1 to Annual Report on Form 10-K for the fiscal year
                    ended February 26, 1995).
           10.9     Second Amendment to the Joint Venture Agreement Relating to
                    SI/BAKER, INC. (incorporated by reference to Exhibit 10.9 to
                    Annual Report on Form 10-K for the fiscal year ended
                    February 28, 1999).
           10.10    Executive  Employment  Agreement  with  William R. Johnson dated March 29, 1999* (incorporated  by reference to
                    Exhibit 10.10 to Form 10-Q for the quarterly period ended
                    May 30, 1999).
           10.11    Employment  Agreement  with Leon C. Kirschner*
                    (incorporated  by reference to Exhibit  10.11 to Form 8-K
                    filed on October 15, 1999).
           10.12    Line of Credit Loan Agreement entered into September 30,
                    1999 by and between SI Handling Systems, Inc., Ermanco
                    Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.12 to Form 8-K filed on October 15,
                    1999).
           10.13    Promissory Note related to the Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling
                    Systems, Inc., Ermanco Incorporated, and First Union
                    National Bank (incorporated by reference to Exhibit 10.13 to
                    Form 8-K filed on October 15, 1999).
           10.14    Term Loan Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to
                    Exhibit 10.14 to Form 8-K filed on October 15, 1999).
           10.15    Promissory Note related to the Term Loan Loan Agreement
                    entered into September 30, 1999 by and between SI Handling
                    Systems, Inc., Ermanco Incorporated, and First Union
                    National Bank (incorporated by reference to Exhibit 10.15 to
                    Form 8-K filed on October 15, 1999).
           10.16    Escrow Agreement entered into September 30, 1999 by and
                    among SI Handling Systems, Inc., the stockholders of Ermanco
                    Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.16 to Form 8-K filed on October 15,
                    1999).
           10.17    First  Amendment to Term Note and Loan Agreement dated
                    March 30, 2000  (incorporated  by reference to Exhibit 10.17 to Form 10-Q, filed on May 15, 2000).
           10.18    Registration Rights Agreement (incorporated by reference to
                    Exhibit 10.1 to Form S-3, filed on July 5, 2000).
           10.19    Executive Employment Agreement with Gordon A. Hellberg dated
                    October 1, 2001* (filed herewith).
           10.20    Executive Employment Agreement with Lee F. Schomberg dated
                    October 1, 2001* (filed herewith).
           10.21    Executive Employment Agreement with Ronald J. Semanick dated
                    October 1, 2001* (filed herewith).
           10.22    Amended and Restated Executive Employment Agreement with
                    William R. Johnson dated October 1, 2001* (filed herewith).
           21       Subsidiaries of the Registrant (filed herewith).
           23.1     Consent of Independent Auditors (filed herewith).
           23.2     Consent of Independent Auditors relating to SI/BAKER, INC.
                      (filed herewith).
           99       Cautionary Statement (filed herewith).

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

   (c) Exhibits 10.19, 10.20, 10.21, 10.22, 21, 23.1, 23.2, and 99 are filed with this report.

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

                                 PARAGON TECHNOLOGIES, INC.



Dated:   April 30, 2002          By    /s/ Anthony W. Schweiger
                                      ------------------------------------------
                                      Anthony W. Schweiger
                                      Interim Chairman of the Board of Directors




Dated:   April 30, 2002          By     /s/ William R. Johnson
                                      ------------------------------------------
                                      William R. Johnson
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.



Dated:    April 30, 2002           /s/ Anthony W. Schweiger
                               --------------------------------------------
                                   Anthony W. Schweiger
                                   Interim Chairman of the Board of Directors



Dated:    April 30, 2002           /s/ William R. Johnson
                               --------------------------------------------
                                   William R. Johnson
                                   President & Chief Executive Officer, Director



Dated:    April 30, 2002           /s/ Ronald J. Semanick
                               --------------------------------------------
                                   Ronald J. Semanick
                                   Vice President-Finance, Chief Financial
                                     Officer and Treasurer, and Secretary
                                   (Principal Accounting and Financial Officer)



Dated:    April 30, 2002           /s/ Leon C. Kirschner
                               --------------------------------------------
                                   Leon C. Kirschner
                                   Chief Operating Officer, and
                                    President of Ermanco Incorporated, Director



Dated:    April 30, 2002           /s/ L. Jack Bradt
                               --------------------------------------------
                                   L. Jack Bradt
                                   Director



Dated:    April 30, 2002           /s/ Gilman J. Hallenbeck
                               --------------------------------------------
                                   Gilman J. Hallenbeck
                                   Director



Dated:    April 30, 2002           /s/ Theodore W. Myers
                               --------------------------------------------
                                   Theodore W. Myers
                                   Director



Dated:    April 30, 2002           /s/ Steven Shulman
                                --------------------------------------------
                                    Director

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

                            -------------


10.19 Executive Employment Agreement with Gordon A. Hellberg dated October 1, 2001* (filed herewith).
10.20    Executive Employment Agreement with Lee F. Schomberg dated
         October 1, 2001* (filed herewith).
10.21 Executive Employment Agreement with Ronald J. Semanick dated October 1, 2001* (filed herewith).
10.22 Amended and Restated Executive Employment Agreement with William R. Johnson dated October 1, 2001* (filed herewith).
21       Subsidiaries of the Registrant (filed herewith).
23.1     Consent of Independent Auditors (filed herewith).
23.2     Consent of Independent Auditors relating to SI/BAKER, INC.
         (filed herewith).
99       Cautionary Statement (filed herewith).

     *Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.