Form 10-Q
period 2002-03-31
PARAGON TECHNOLOGIES INC
filed 2002-05-15
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended March 31, 2002


                           Commission File No. 1-15729




                           PARAGON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)




                   Delaware                                     22-1643428
---------------------------------------------------        ---------------------
        (State or Other Jurisdiction of                      (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

         600 Kuebler Road, Easton, PA                             18040
---------------------------------------------------        ---------------------
   (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:            610-252-3205
                                                           ---------------------









Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes  X     No
                                                                ---       ---

Number of shares of common stock, par value $1.00 per share, outstanding as of May 10, 2002: 4,226,635.
                  ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
     (In Thousands, Except Share Data)


                                                                (UNAUDITED)
                                                                 March 31,             December 31,
                                                                   2002                   2001
                                                            -------------------    ------------------
Assets
------

Current assets:
   Cash and cash equivalents                                     $  6,021                  6,114

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $83 as of March 31,
       2002 and $54 as of December 31,
       2001)                                                        7,220                  7,093
     Notes and other receivables                                      709                    630
                                                                   ------                 ------
       Total receivables                                            7,929                  7,723
                                                                   ------                 ------

   Costs and estimated earnings in excess
     of billings                                                    1,337                    244

   Inventories:
     Raw materials                                                  1,429                  1,731
     Work-in-process                                                  268                    254
     Finished goods                                                   362                    408
                                                                   ------                 ------
       Total inventories                                            2,059                  2,393
                                                                   ------                 ------

   Deferred income tax benefits                                     2,077                  2,077
   Prepaid expenses and other current assets                          369                    649
                                                                   ------                 ------
       Total current assets                                        19,792                 19,200
                                                                   ------                 ------

   Property, plant and equipment, at cost:
     Land                                                              27                     27
     Buildings and improvements                                     3,727                  3,727
     Machinery and equipment                                        4,154                  5,059
                                                                   ------                 ------
                                                                    7,908                  8,813
     Less:  accumulated depreciation                               (5,385)                (6,112)
                                                                   ------                 ------
       Net property, plant and equipment                            2,523                  2,701
                                                                   ------                 ------

   Investments in joint ventures                                    1,673                  1,667
   Excess of cost over fair value of net assets
     acquired, less amortization of $1,053 as of
     March 31, 2002 and December 31, 2001                          17,657                 17,657
   Other assets, at cost less accumulated
     amortization of $104 as of March 31,
     2002 and $94 as of December 31, 2001                             108                    118
                                                                   ------                 ------
Total assets                                                     $ 41,753                 41,343
                                                                   ======                 ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
     (In Thousands, Except Share Data)


                                                               (UNAUDITED)
                                                                March 31,             December 31,
                                                                   2002                   2001
                                                            -------------------    ------------------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt                        $  2,302                  2,305
   Accounts payable                                                 3,495                  3,319
   Customers' deposits and billings in excess
     of costs and estimated earnings for
     completed and uncompleted contracts                            3,947                  3,345
   Accrued salaries, wages, and commissions                           586                    676
   Income taxes payable                                                52                     46
   Accrued royalties payable                                           95                     92
   Accrued product warranties                                         943                    863
   Accrued pension and retirement
     savings plan liabilities                                       1,145                  1,122
   Accrued restructuring expenses                                     394                    494
   Accrued other liabilities                                        1,168                  1,126
                                                                   ------                 ------

       Total current liabilities                                   14,127                 13,388
                                                                   ------                 ------

Long-term liabilities:
   Long-term debt, excluding current
     installments:
       Term loan                                                    6,325                  6,900
       Subordinated notes payable                                   3,000                  3,000
                                                                   ------                 ------
         Total long-term debt                                       9,325                  9,900
       Other long-term liability                                      343                    412
       Deferred income taxes payable                                  656                    628
       Deferred compensation                                            4                    134
                                                                   ------                 ------
        Total long-term liabilities                                10,328                 11,074
                                                                   ------                 ------

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 4,226,635 shares as
       of March 31, 2002 and 4,221,635
       shares as of December 31, 2001                               4,227                  4,222
     Additional paid-in capital                                     7,099                  7,071
     Retained earnings                                              6,184                  5,841
     Accumulated other comprehensive loss                            (212)                  (253)
                                                                   ------                 ------

       Total stockholders' equity                                  17,298                 16,881
                                                                   ------                 ------

       Total liabilities and stockholders' equity                $ 41,753                 41,343
                                                                   ======                 ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2002 and March 31, 2001
     (In Thousands, Except Share And Per Share Data)

                                                                        Three Months Ended
                                                               ------------------------------------
                                                                   March 31,           March 31,
                                                                     2002                2001
                                                               ----------------    ----------------
Net sales                                                         $    10,752            13,930
Cost of sales                                                           7,863            10,337
                                                                    ---------        ----------
Gross profit on sales                                                   2,889             3,593
                                                                    ---------        ----------

Selling, general and
   administrative
   expenses                                                             2,341             2,941
Product development
   costs                                                                   66               199
Amortization of
   goodwill                                                                 -               117
Interest expense                                                          272               364
Interest income                                                           (36)             (114)
Equity in income of
   joint ventures                                                          (6)              (28)
Other income, net                                                        (321)              (90)
                                                                    ---------        ----------
                                                                        2,316             3,389
                                                                    ---------        ----------

Earnings before
   income taxes                                                           573               204
Income tax expense                                                        230                78
                                                                    ---------        ----------
Net earnings                                                      $       343               126
                                                                    =========         =========

Basic earnings
   per share                                                      $       .08              .03
                                                                    =========         =========

Diluted earnings
   per share                                                      $       .08               .03
                                                                    =========         =========


Weighted average
   shares outstanding                                               4,222,885         4,198,892
Dilutive effect of
   stock options                                                      101,255            57,312
Dilutive effect of
   phantom stock units                                                 11,730            18,096
                                                                    ---------        ----------
Weighted average
   shares outstanding
   assuming dilution                                                4,335,870         4,274,300
                                                                    =========         =========


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2002 and March 31, 2001
     (In Thousands)


                                                                         Three Months Ended
                                                               ------------------------------------
                                                                   March 31,           March 31,
                                                                     2002                2001
                                                               ----------------    ----------------
Net earnings                                                       $  343                  126

Other comprehensive income (loss), net of tax:
   Cash flow hedge:
     Cumulative effect of
       adoption of FAS 133                                              -                  (96)
     Change in fair value
       during the period                                               41                  (67)
                                                                    -----                -----
         Total other
            comprehensive
            income (loss)                                              41                 (163)
                                                                    -----                -----

         Comprehensive
            income (loss)                                          $  384                  (37)
                                                                    =====                =====


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2002 and March 31, 2001
     (In Thousands, Except Share Data)


                                                                        Three Months Ended
                                                               ------------------------------------
                                                                   March 31,           March 31,
                                                                     2002                2001
                                                               ----------------    ----------------

Cash flows from operating activities:
   Net earnings                                                   $   343                  126
   Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
       Depreciation of plant and equipment                            160                  171
       Amortization of intangibles                                     10                  126
       Gain on disposition of equipment                              (108)                   -
       Equity in income of joint ventures                              (6)                 (28)
       Issuance of 12,390 common shares
         as payment of employee's bonus                                 -                  111
       Change in operating assets and liabilities:
           Receivables                                               (331)               1,243
           Costs and estimated earnings in
              excess of billings                                   (1,093)                  37
           Inventories                                                334                  441
           Prepaid expenses and other current
              assets                                                  280                 (143)
           Other noncurrent assets                                      -                   (7)
           Accounts payable                                           176                 (429)
           Customers' deposits and billings in
              excess of costs and estimated
              earnings for completed and
              uncompleted contracts                                   602                  179
           Accrued salaries, wages, and
              commissions                                             (90)              (1,240)
           Income taxes payable                                         6                 (369)
           Accrued royalties payable                                    3                 (172)
           Accrued product warranties                                  80                   52
           Accrued pension and retirement
              savings plan liabilities                                 23                  (78)
           Accrued restructuring expenses                            (100)                   -
           Accrued other liabilities                                   42                  188
           Deferred income taxes payable                                -                   11
           Deferred compensation                                     (130)                   2
                                                                    -----                -----
   Net cash provided by
     operating activities                                             201                  221
                                                                    -----                -----

Cash flows from investing activities:
   Proceeds from the disposition of equipment                         198                    -
   Proceeds from the divestment of a
     joint venture                                                    125                    -
   Additions to property, plant and equipment                         (72)                (142)
                                                                    -----                -----
   Net cash provided (used) by investing activities                   251                 (142)
                                                                    -----                -----

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended March 31, 2002 and March 31, 2001
     (In Thousands, Except Share Data)


                                                                        Three Months Ended
                                                               ------------------------------------
                                                                   March 31,           March 31,
                                                                     2002                2001
                                                               ----------------    ----------------

Cash flows from financing activities:
   Sale of common shares in connection with
     employee incentive stock option plan                              33                   25
   Repayment of long-term debt                                       (578)                (514)
                                                                    -----                -----
       Net cash used by financing activities                         (545)                (489)
                                                                    -----                -----

   Decrease in cash and
     cash equivalents                                                 (93)                (410)
   Cash and cash equivalents,
     beginning of period                                            6,114                7,925
                                                                    -----                -----
   Cash and cash equivalents,
     end of period                                                $ 6,021                7,515
                                                                    =====                =====

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                   $   248                  337
                                                                    =====                =====
       Income taxes                                               $    34                  465
                                                                    =====                =====


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2002 and March 31, 2001


(1) The information contained in this Form 10-Q report is unaudited. In the opinion of the management of Paragon Technologies, Inc. ("Paragon" or the "Company"), the interim financial statements furnished reflect all adjustments and accruals that are necessary to present a fair statement of results for the interim periods. The financial statements include the accounts of the Company and Ermanco Incorporated ("Ermanco"), a wholly owned subsidiary company, after elimination of intercompany balances and transactions. Results for interim periods are not necessarily indicative of results expected for the fiscal year. This quarterly report should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission. Refer to the Company's Form 10-K, as amended, for the year ended December 31, 2001 for more complete financial information.


(2)  Restructuring
     -------------
     During the second quarter of 2001, the Company restructured its business operations and recorded a charge of $1,538,000 for restructuring costs. In conjunction with the restructuring plan, the Company reduced the number of office associates by fourteen and discontinued production operations at its Easton, Pennsylvania facility. All production employees working in the Easton, Pennsylvania manufacturing plant were laid off by the end of November 2001. Prior to the restructuring, the Company employed approximately 20 production employees, with an additional 27 individuals on an extended layoff. The restructuring charge included costs of $678,000 for severance and other personnel costs, $562,000 for pension expense associated with the curtailment of the Company's defined benefit plan for the Company's Easton, Pennsylvania production employees, and $298,000 for plant closure and professional service fees related to the restructuring. The restructuring charges were determined based on formal plans approved by the Company's management and the Board of Directors.

     The liability related to the curtailment of the defined benefit plan is recorded as accrued pension and retirement savings plan liabilities on the consolidated balance sheet.

     The major components of the restructuring charge and remaining accruals are as follows:

                              Balance at              Cash                 Balance at
                           December 31, 2001        Payments             March 31, 2002
                         ----------------------   --------------    -------------------------
Severances                     $ 274,000             (78,000)                196,000
Other                            220,000             (22,000)                198,000
                                 -------             -------                 -------
                               $ 494,000            (100,000)                394,000
                                 =======             =======                 =======


(3)  Major Segments of Business
     --------------------------
     Operating segments are defined as components of an enterprise in which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company identified such segments based on both management responsibility and types and products offered for sale. The Company operates in two major market segments.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2002 and March 31, 2001


     The Company's Easton, Pennsylvania operations (hereafter referred to as "SI Systems") is a specialized systems integrator supplying SI Systems' branded automated material handling systems to manufacturing, order selection, and distribution operations. The systems are marketed, designed, sold, installed, and serviced by its own staff or agents, generally as labor-saving devices to improve productivity, quality, and reduce costs. SI Systems also operates as a project manager in connection with the installation, integration, and service of its products, generally utilizing subcontractors. SI Systems' branded products are utilized to automate the movement or selection of products and are often integrated with other automated equipment such as conveyors and robots. SI Systems' branded integrated material handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique material handling needs. SI Systems' staff develops and designs computer control programs required for the efficient operation of the systems. SI Systems' branded products are sold to customers located in North America, including the U.S. government.

     The Company's Spring Lake, Michigan operations (hereafter referred to as "Ermanco") is a manufacturer of Ermanco branded light to medium duty unit handling conveyor products, serving the material handling industry through a worldwide network of approximately 100 experienced material handling equipment distributors and licensees. Ermanco also provides complete conveyor systems for a variety of applications, including distribution and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontractors, and subcontracted installation services. Ermanco supplies material handling systems and equipment to both national and international markets. Ermanco offers services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distribution centers, utilizing sophisticated, custom-designed controls software. Many of Ermanco's sales are to distributors who have non-exclusive agreements with the Company.

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales by brand during the three months ended March 31, 2002 and March 31, 2001 are as follows (in thousands):

     For the three months ended March 31, 2002:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales                   $  3,040            6,389           9,429           87.7%
     Aftermarket sales                    859              464           1,323           12.3%
                                       ------           ------          ------          -----
     Total sales                     $  3,899            6,853          10,752          100.0%
                                       ======           ======          ======          =====
     As a % of total sales              36.3%            63.7%          100.0%

     For the three months ended March 31, 2001:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------

     Systems sales                   $  5,019            7,121          12,140           87.2%
     Aftermarket sales                  1,205              585           1,790           12.8%
                                       ------           ------          ------          -----
     Total sales                     $  6,224            7,706          13,930          100.0%
                                       ======           ======          ======          =====
     As a % of total sales              44.7%            55.3%          100.0%

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2002 and March 31, 2001


     The Company's products are sold through its own sales personnel, along with a network of distributors and licensees. Domestic and international sales by brand during the three months ended March 31, 2002 and March 31, 2001 are as follows (in thousands):

     For the three months ended March 31, 2002:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales                  $  3,809            6,487          10,296           95.8%
     International sales                   90              366             456            4.2%
                                       ------           ------          ------          -----
     Total sales                     $  3,899            6,853          10,752          100.0%
                                       ======           ======          ======          =====

     For the three months ended March 31, 2001:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales                  $  5,866            6,176          12,042           86.4%
     International sales                  358            1,530           1,888           13.6%
                                       ------           ------          ------          -----
     Total sales                     $  6,224            7,706          13,930          100.0%
                                       ======           ======          ======          =====

     The Company also engages in sales with the U.S. government, which is one of the Company's major customers. Sales to the U.S. government during the three months ended March 31, 2002 and March 31, 2001 are as follows (in thousands):

                                                                                     As a %
                                                                                 of Total Sales
                                                                                -----------------
     For the three months ended March 31, 2002                      $ 1,519           14.1%
     For the three months ended March 31, 2001                        2,375           17.0%

     The Company identifies operating segments based on the types of products offered for sale as follows:

For the Three Months Ended
March 31, 2002 (In Thousands):                    SI Systems           Ermanco       Total
---------------------------------------          ------------       ------------  ------------
Sales                                              $  3,899              6,853       10,752
Earnings before interest expense,
  interest income, equity in income
  of joint ventures, and income taxes                   697                106          803
Total assets                                         10,300             31,453       41,753
Capital expenditures                                     15                 57           72
Depreciation and amortization
  expense                                                70                100          170

For the Three Months Ended
March 31, 2001 (In Thousands):                    SI Systems           Ermanco       Total
---------------------------------------          ------------       ------------  ------------
Sales                                              $  6,224              7,706       13,930
Earnings before interest expense,
  interest income, equity in income
  of joint ventures, and income taxes                   333                 93          426
Total assets                                         13,906             29,903       43,809
Capital expenditures                                     49                 93          142
Depreciation and amortization
  expense                                               103                194          297

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2002 and March 31, 2001


     There were no intersegment sales for the three months ended March 31, 2002 and March 31, 2001.

(4)  New Accounting Pronouncements
     -----------------------------
     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and adds disclosure requirements related to business combination transactions. SFAS No. 141 also establishes criteria for the recognition of intangible assets apart from goodwill. This Statement applies to all business combinations for which the acquisition date was July 1, 2001 or later. The Company had no acquisitions subsequent to June 30, 2001. The Company intends to implement the provisions of SFAS No. 141 in any future business combinations.

     Effective January 1, 2002, the Company adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Impairment losses, if any, will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in 2002. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of."

     As of January 1, 2002, the Company had unamortized goodwill of $17,657,000, all of which was attributable to Ermanco. The Company has not yet determined whether an impairment exists, but expects to complete its analysis in the second quarter of 2002. Due to the complexity, timing, and scale of the process, the Company is currently unable to precisely determine the amount of goodwill impairment, if any.

     Comparison to Prior Year "As Adjusted"
     -------------------------------------
     The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with FAS 142.

                                                          Three Months Ended
                                                               March 31,
                                                 ---------------------------------------
                                                       2002                  2001
                                                 -----------------     -----------------
    Reported net earnings                           $ 343,000              126,000
    Add back:  goodwill amortization                        -               72,000
                                                      -------              -------
      Adjusted net earnings                         $ 343,000              198,000
                                                      =======              =======

    Basic net earnings per share:
      Reported net earnings                         $     .08                  .03
      Goodwill amortization                                 -                  .02
                                                      -------              -------
         Adjusted net earnings                      $     .08                  .05
                                                      =======              =======

    Diluted net earnings per share:
      Reported net earnings                         $     .08                  .03
      Goodwill amortization                                 -                  .02
                                                      -------              -------
         Adjusted net earnings                      $     .08                  .05
                                                      =======              =======

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2002 and March 31, 2001


     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement also supersedes APB No. 30 provisions related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Statement is effective for years beginning after December 15, 2001. The adoption of this Statement did not have any impact on the Company's financial statements.


(5)  Other Comprehensive Loss
     ------------------------
     The Company is exposed to market risk from changes in interest rates, and uses an interest rate swap to hedge this risk. The seven-year interest rate swap has a notional amount of $5,175,000 and is classified as a cash flow hedge of forecasted variable rate interest payments on a portion of the Company's term loan. Gains and losses on the interest rate swap are deferred in other comprehensive income (loss). The fair value of the interest rate swap at March 31, 2002 was a liability of approximately $343,000. The separate components of other comprehensive loss (income) are as follows (in thousands):

                                                      Gross        Tax Effect        Net
                                                     -------       ----------       -----
Accumulated other comprehensive
   loss at December 31, 2001                          $ 412           159            253
Other comprehensive loss (income)                       (69)          (28)           (41)
                                                        ---           ---            ---
Accumulated other comprehensive
   loss at March 31, 2002                             $ 343           131            212
                                                        ===           ===            ===


     The Company uses derivative financial instruments as risk management tools and not for speculative purposes.


(6)  Long-Term Debt
     -------------
     As of June 30, 2001, the Company was in violation of the covenants related to its Funds Flow Coverage Ratio and its subordination agreement. Effective June 30, 2001, the Company received a waiver of certain loan covenants. On September 28, 2001, the Company entered into an amendment to the term loan and line of credit agreements relative to future covenant requirements, a variable term loan interest rate increase to LIBOR plus 3%, and limitations on the cash payment of interest on subordinated debt until the Company is in compliance with all the financial covenants as originally set forth in the Loan Agreement with the Company's principal bank. However, the bank waived the restriction from paying interest on the subordinated debt in the form of cash for the quarter ended December 31, 2001 and the quarter ended March 31, 2002. The Company intends to satisfy its quarterly interest obligations on subordinated debt with the issuance of the Company's common stock in the event the Company's principal bank does not grant waivers regarding the making of cash payments of interest on subordinated debt.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents decreased to $6,021,000 at March 31, 2002 from $6,114,000 at December 31, 2001. The decrease resulted from the repayment of long-term debt of $578,000 and purchases of capital equipment of $72,000. Partially offsetting the decrease in cash and cash equivalents from these uses was cash provided by operating activities totaling $201,000, proceeds of $198,000 from the disposition of equipment, and proceeds of $125,000 from the divestment of a joint venture. Funds provided by operating activities during the three months ended March 31, 2001 were $221,000.

Acquisition of Ermanco Incorporated
-----------------------------------
     On September 30, 1999, the Company acquired of all of the outstanding common stock of Ermanco. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a three-year line of credit facility which may not exceed the lesser of $6,000,000 or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment. This amount will be reduced by the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of March 31, 2002, the Company did not have any borrowings under the line of credit facility.
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its bank. During the first two years of the term loan, the Company was obligated to repay equal quarterly payments of $312,500 plus accrued interest. After September 30, 2001, the Company commenced making equal quarterly payments of $575,000 plus interest, continuing until the loan is fully repaid. The interest rate on the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate plus three percent, which was 5.04% as of March 31, 2002. The Company also entered into an interest rate swap agreement for a portion of the term loan to hedge the floating interest rate. The seven-year interest rate swap for $5,175,000 is at a fixed rate of 9.38%. As of March 31, 2002, the liability associated with the fair value of the cash flow hedge was approximately $343,000. Since the inception of the term loan, the Company prepaid, without penalty, $1,725,000 of the term loan.
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, and maintenance of certain financial ratios. As of March 31, 2002, the Company was in compliance with all covenants, as amended (see Note 6).
     On September 30, 1999, the Company also issued promissory notes to fourteen stockholders of Ermanco, two of which are directors of the Company, in the aggregate principal amount of $3,000,000. The notes have a term of seven years and bear interest at an annual rate of ten percent through September 30, 2002, twelve percent from October 1, 2002 through September 30, 2004, and fourteen percent from October 1, 2004 through September 30, 2006. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Acquisition of Ermanco Incorporated (Continued)
-----------------------------------
approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under the Company's line of credit facility and term loan. Since July 1, 2001, the Company has been and will be prohibited from making any cash payments on subordinated debt and interest until the Company is in full compliance with all the financial covenants as originally set forth in the term loan agreement with the Company's principal bank. However, the bank waived the restriction from paying interest on the subordinated debt in the form of cash for the quarter ended December 31, 2001 and the quarter ended March 31, 2002. The Company intends to satisfy its quarterly interest obligations with the issuance of the Company's common stock in the event the Company's principal bank does not grant waivers regarding the making of cash payments of interest on subordinated debt.

Commitments and Contingencies
-----------------------------
     Ermanco's operations are located in an 113,000 square foot steel building in Spring Lake, Michigan. The building is leased from an organization that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $32,858 (with annual increases of 2.5%), which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004.
     The Company also leases certain automobiles and office equipment, office space, computer equipment, and software under various operating leases with terms extending through July 2005.
     Financing agreements related to the lease of computer software have been recorded as capital leases. These agreements had a total initial contract value of $36,000. As of March 31, 2002, the contract value of the agreements is approximately $2,000.
     On March 4, 1996, SI/BAKER established a $3,000,000 line of credit facility (the "Facility") with its principal bank (the "bank"). Under the terms of the Facility, SI/BAKER's parent companies, Paragon Technologies, Inc. and McKesson Automation Systems Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the facility. As of March 31, 2002, SI/BAKER did not have any borrowings under the Facility, and the Facility expires effective August 31, 2002.

Other Liquidity and Capital Resource Matters
--------------------------------------------
     The Company anticipates that its financial resources, consisting of borrowings under its credit facility and cash generated from operations will be adequate to satisfy its future cash requirements through the next fiscal year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers. For these reasons, cash liquidity beyond a twelve-month period is difficult for the Company to forecast with reasonable accuracy.
     The Company plans to consider all strategic alternatives to increase stockholder value, including expansion opportunities as they arise, although the ongoing operating results of the Company, the restrictive covenants associated with the financing obtained from the Company's principal bank, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

Three Months Ended March 31, 2002 Versus Three Months Ended March 31, 2001
--------------------------------------------------------------------------
     The Company's net earnings for the three months ended March 31, 2002 was $343,000 compared to net earnings of $126,000 for the three months ended March 31, 2001. Contributing to the net earnings for the three months ended March 31, 2002 was other income from the short-term licensing of certain real property of $150,000, and a gain on the sale of excess fixed assets of $108,000, and the application of the non-amortization provision of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," whereby goodwill is no longer amortized thereby resulting in an increase to pre-tax income of $117,000.

Net Sales and Gross Profit on Sales
-----------------------------------
     Net sales of $10,752,000 for the three months ended March 31, 2002 decreased 22.8% compared to net sales of $13,930,000 for the three months ended March 31, 2001. The sales decrease of $3,178,000 was primarily attributable to a lower volume of orders associated with the current economic slowdown and competitive pricing pressures. The net sales decrease was comprised of a decrease in SI Systems branded sales of approximately $2,325,000 and a decrease in Ermanco branded sales of approximately $853,000 for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. The decline is SI Systems branded sales was primarily due to the prior year comparable period containing a greater amount of sales related to the Lo-Tow(R) product line. Contributing to the reduction of approximately $1,800,000 in Lo-Tow(R) sales for the three months ended March 31, 2002 was a decrease of approximately $850,000 in sales to the U.S. Postal Service. The Company's business is dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding and upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Fluctuations in the Company's sales and earnings occur with increases or decreases in major installations, since the Company recognizes sales on a percentage of completion basis for its systems contracts.
     Gross profit, as a percentage of sales, was 26.9% for the three months ended March 31, 2002 compared to 25.8% for the three months ended March 31, 2001. Gross profit on sales for the three months ended March 31, 2002 was favorably impacted by approximately 2.1% as a result of the reversal of previously established contract accruals due to changes in cost estimates. Partially offsetting the favorable impact of the reversal of previously established contract accruals was the underabsorption of overhead costs due to a decline in sales volume that accounted for a 0.7% reduction in the gross profit percentage.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $2,341,000 were lower by $600,000 for the three months ended March 31, 2002 than in the three months ended March 31, 2001. The decrease of $600,000 was comprised of cost savings of $412,000 attributable to the Company's restructuring of its business operations in the prior fiscal year and continued emphasis on cost reduction. Also contributing to the reduction in selling, general and administrative expenses was a decrease of $172,000 in marketing expenses, primarily associated with the Company's participation in a biannual industry trade show in the prior fiscal year.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results of Operations
---------------------

Three Months Ended March 31, 2002 Versus Three Months Ended March 31, 2001
--------------------------------------------------------------------------
(Continued)

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $66,000 were lower by $133,000 for the three months ended March 31, 2002 than in the three months ended March 31, 2001. Development programs in the three months ended March 31, 2002 were aimed at improvements to the Company's sortation and accumulation conveyor technologies. Development programs in the three months ended March 31, 2001 included enhancements to the Company's Order Picking, Fulfillment, and Replenishment product line and development efforts related to the NBS 30(TM) and NBS 90(TM), narrow belt sorters, that were introduced in the material handling marketplace during the first quarter of 2001.

Amortization of Goodwill
------------------------
     Amortization of goodwill represented costs associated with the acquisition of Ermanco. Due to the application of the non-amortization provision of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized after December 31, 2001 as compared to amortization expense of $117,000 for the three months ended March 31, 2001.

Interest Expense and Interest Income
------------------------------------
     Interest expense of $272,000 was lower by $92,000 for the three months ended March 31, 2002 than in the three months ended March 31, 2001. The decrease in interest expense was attributable to the reduced level of term debt due to principal prepayments and lower interest rates.
     Interest income of $36,000 for the three months ended March 31, 2002 decreased by $78,000, when compared to the three months ended March 31, 2001. The decrease in interest income was attributable to a reduction in the level of funds and interest rates pertaining to short-term investments.

Equity in Income of Joint Ventures
----------------------------------
     Equity in income of joint ventures represents the Company's proportionate share of its investment in the SI/BAKER joint venture and prior to January 1, 2002 its investment in the SI-Egemin joint venture, that are accounted for under the equity method. The net unfavorable variance of $22,000 in the equity in income of joint ventures for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was comprised of decreased earnings of approximately $56,000 attributable to the SI/BAKER joint venture and decreased losses of approximately $34,000 attributable to the SI-Egemin joint venture.
     The unfavorable variance of $56,000 for the three months ended March 31, 2002 in the equity in income of the SI/BAKER joint venture was primarily attributable to increased product development costs of approximately $317,000 in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Partially offsetting the increase in product development costs was the favorable performance on several contracts initiated in prior fiscal years that were completed or nearing completion during the three months ended March 31, 2002.
     The Company divested of its investment in the SI-Egemin joint venture at the end of calendar year 2001. The favorable variance of $34,000 for the three months ended March 31, 2002 in the equity in income of the SI-Egemin joint venture was attributable to the prior fiscal year containing operating expenses of the joint venture.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results of Operations
---------------------

Three Months Ended March 31, 2002 Versus Three Months Ended March 31, 2001
--------------------------------------------------------------------------
(Continued)

Other Income, Net
-----------------
     The favorable variance of $231,000 in other income, net for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was primarily attributable to the short-term licensing of certain real property of the Company's Easton, Pennsylvania facility of approximately $150,000 during the first quarter of 2002. Also contributing to the favorable variance in other income, net for the three months ended March 31, 2002 was a gain on the sale of excess fixed assets associated with the Company's Easton, Pennsylvania facility of approximately $108,000. Partially offsetting the favorable variance in other income, net was a reduction of revenue-based royalty income from the Company's SI/BAKER joint venture of approximately $10,000.

Income Tax Expense
------------------
     The Company recognized income tax expense of $230,000 during the three months ended March 31, 2002, compared to income tax expense of $78,000 in the comparable prior year period. Income tax expense was generally recorded at statutory federal and state tax rates.

Backlog of Orders
-----------------
     The total backlog of orders at March 31, 2002 was approximately $12,985,000. During the three months ending March 31, 2002, the Company received orders totaling approximately $10,395,000.

                         ------------------------------


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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Quantitative and Qualitative Disclosures
----------------------------------------
     The Company's primary interest rate market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments, and since September 30, 1999, an interest rate swap agreement. Generally, the Company seeks to match the terms of its debt with its purpose. The Company uses a variable rate line of credit facility to provide working capital for operations. On September 30, 1999, the Company entered into an interest rate swap agreement for 50% of its new term loan from its principal bank to effectively convert half of the term loan from a variable rate note to a fixed rate note. A standard interest rate swap agreement involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. The counterpart to the swap agreement is the Company's principal bank.
     The Company does not believe that its exposures to interest rate risk or foreign currency exchange risk, risks from commodity prices, equity prices and other market changes that affect market risk sensitive instruments, including the interest rate swap agreement, are material to its results of operations.


                         ------------------------------



                          PART II -- OTHER INFORMATION
                          ----------------------------


Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

              (a)  Exhibits-- None.

              (b) The following reports on Form 8-K were filed during the quarter ended March 31, 2002:

                   Effective March 13, 2002, Elmer D. Gates resigned his positions as a Director and Chairman of the Board of Directors of Paragon Technologies, Inc. Additionally, Anthony
                   W. Schweiger was elected Chairman of the Board, replacing Mr. Gates, and Theodore W. Myers was elected as a Director of the Company. A Form 8-K was filed on March 13, 2002 regarding these changes to the Board of Directors.

                   A Form 8-K was filed on March 18, 2002 regarding the announcement of the Company's financial results for the fourth quarter and year ended December 31, 2001.

Paragon Technologies, Inc. and Subsidiary





                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PARAGON TECHNOLOGIES, INC.



                                      /S/ William R. Johnson
                                      --------------------------------------
                                      William R. Johnson
                                      President & CEO



                                      /S/ Ronald J. Semanick
                                      --------------------------------------
                                      Ronald J. Semanick
                                      Chief Financial Officer





Dated:      May 15, 2002
         ------------------