Form 10-Q
period 2002-06-30
PARAGON TECHNOLOGIES INC
filed 2002-08-14
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 2002


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

Number of shares of common stock, par value $1.00 per share, outstanding as of August 9, 2002: 4,235,887.
                 ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2002 and December 31, 2001
     (In Thousands, Except Share Data)

                                                               (UNAUDITED)
                                                                 June 30,            December 31,
                                                                   2002                  2001
                                                            -------------------    ------------------
Assets
------

Current assets:
   Cash and cash equivalents                                    $  6,854                  6,114

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $248 as of June 30,
       2002 and $54 as of December 31,
       2001)                                                       7,457                  7,093
     Notes and other receivables                                     266                    630
                                                                  ------                 ------
       Total receivables                                           7,723                  7,723
                                                                  ------                 ------

   Costs and estimated earnings in excess
     of billings                                                     145                    244

   Inventories:
     Raw materials                                                 1,312                  1,731
     Work-in-process                                                 167                    254
     Finished goods                                                  566                    408
                                                                  ------                 ------
       Total inventories                                           2,045                  2,393
                                                                  ------                 ------

   Deferred income tax benefits                                    2,077                  2,077
   Prepaid expenses and other current assets                         433                    649
                                                                  ------                 ------
       Total current assets                                       19,277                 19,200
                                                                  ------                 ------

   Property, plant and equipment, at cost:
     Land                                                             27                     27
     Buildings and improvements                                    3,727                  3,727
     Machinery and equipment                                       4,255                  5,059
                                                                  ------                 ------
                                                                   8,009                  8,813
     Less:  accumulated depreciation                              (5,544)                (6,112)
                                                                  ------                 ------
       Net property, plant and equipment                           2,465                  2,701
                                                                  ------                 ------

   Investment in joint venture                                     1,709                  1,667
   Excess of cost over fair value of net assets
     acquired, less amortization of $1,053 as of
     June 30, 2002 and December 31, 2001                          17,657                 17,657
   Other assets, at cost less accumulated
     amortization of $114 as of June 30,
     2002 and $94 as of December 31, 2001                             98                    118
                                                                  ------                 ------
Total assets                                                    $ 41,206                 41,343
                                                                  ======                 ======

          See accompanying notes to consolidated financial statements.

-------       --------------------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2002 and December 31, 2001
     (In Thousands, Except Share Data)

                                                               (UNAUDITED)
                                                                 June 30,            December 31,
                                                                   2002                  2001
                                                            -------------------    ------------------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt                       $  2,300                  2,305
   Accounts payable                                                2,847                  3,319
   Customers' deposits and billings in excess
     of costs and estimated earnings for
     completed and uncompleted contracts                           4,327                  3,345
   Accrued salaries, wages, and commissions                          640                    676
   Income taxes payable                                               55                     46
   Accrued royalties payable                                          97                     92
   Accrued product warranties                                      1,154                    863
   Accrued pension and retirement
     savings plan liabilities                                      1,138                  1,122
   Accrued restructuring expenses                                    268                    494
   Accrued other liabilities                                       1,195                  1,126
                                                                  ------                 ------

       Total current liabilities                                  14,021                 13,388
                                                                  ------                 ------

Long-term liabilities:
   Long-term debt, excluding current
     installments:
       Term loan                                                   5,750                  6,900
       Subordinated notes payable                                  3,000                  3,000
                                                                  ------                 ------
         Total long-term debt                                      8,750                  9,900
       Other long-term liability                                     349                    412
       Deferred income taxes payable                                 647                    628
       Deferred compensation                                          15                    134
                                                                  ------                 ------
         Total long-term liabilities                               9,761                 11,074
                                                                  ------                 ------

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 4,226,635 shares as
       of June 30, 2002 and 4,221,635
       shares as of December 31, 2001                              4,227                  4,222
     Additional paid-in capital                                    7,099                  7,071
     Retained earnings                                             6,307                  5,841
     Accumulated other comprehensive loss                           (209)                  (253)
                                                                  ------                 ------

       Total stockholders' equity                                 17,424                 16,881
                                                                  ------                 ------

       Total liabilities and stockholders' equity               $ 41,206                 41,343
                                                                  ======                 ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2002 and June 30, 2001
     (In Thousands, Except Share And Per Share Data)


                                  Three Months Ended                    Six Months Ended
                          -----------------------------------  -----------------------------------
                              June 30,           June 30,           June 30,          June 30,
                                2002               2001               2002              2001
                          ----------------- -----------------  ----------------- -----------------

Net sales                    $     9,908            12,221             20,660            26,151
Cost of sales                      7,422             9,158             15,285            19,495
                               ---------         ---------          ---------         ---------
Gross profit on sales              2,486             3,063              5,375             6,656
                               ---------         ---------          ---------         ---------

Selling, general and
   administrative
   expenses                        2,182             2,745              4,523             5,686
Product development
   costs                              93               117                159               316
Amortization of
   goodwill                            -               117                  -               234
Restructuring
   expenses                            -             1,538                  -             1,538
Interest expense                     266               327                538               691
Interest income                      (17)              (66)               (53)             (180)
Equity in income of
   joint ventures                    (36)             (196)               (42)             (225)
Other income, net                   (203)             (113)              (524)             (202)
                               ---------         ---------          ---------         ---------
                                   2,285             4,469              4,601             7,858
                               ---------         ---------          ---------         ---------

Earnings (loss) before
   income taxes                      201            (1,406)               774            (1,202)
Income tax expense
   (benefit)                          78              (598)               308              (520)
                               ---------         ---------          ---------         ---------
Net earnings (loss)          $       123              (808)               466              (682)
                               =========         =========          =========         =========

Basic earnings
 (loss) per share            $       .03              (.19)               .11              (.16)
                               =========         =========          =========         =========

Diluted earnings
 (loss) per share            $       .03              (.19)               .11              (.16)
                               =========         =========          =========         =========

Weighted average
   shares outstanding          4,226,635         4,211,522          4,224,492         4,204,385
Dilutive effect of
   stock options                  52,695            14,328             70,194            32,750
Dilutive effect of
   phantom stock units                 -            19,728              6,703            18,928
                               ---------         ---------          ---------         ---------
Weighted average
   shares outstanding
   assuming dilution           4,279,330         4,245,578          4,301,389         4,256,063
                               =========         =========          =========         =========

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2002 and June 30, 2001
     (In Thousands)

                                  Three Months Ended                    Six Months Ended
                          -----------------------------------  -----------------------------------
                              June 30,           June 30,           June 30,          June 30,
                                2002               2001               2002              2001
                          ----------------- -----------------  ----------------- -----------------

Net earnings (loss)            $   123             (808)               466              (682)

Other comprehensive
income (loss), net of tax:
   Cash flow hedge:
     Cumulative effect of
       adoption of FAS 133           -                -                  -               (96)
     Change in fair value
       during the period             3               17                 44               (50)
                                 -----            -----              -----             -----
         Total other
            comprehensive
            income (loss)            3               17                 44              (146)
                                 -----            -----              -----             -----

         Comprehensive
            income (loss)      $   126             (791)               510              (828)
                                 =====            =====              =====             =====

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2002 and June 30, 2001
     (In Thousands, Except Share Data)


                                                                     Six Months Ended
                                                          ----------------------------------------
                                                               June 30,             June 30,
                                                                 2002                 2001
                                                          -------------------  -------------------
Cash flows from operating activities:
   Net earnings (loss)                                         $   466                 (682)
   Adjustments to reconcile net earnings
     to net cash provided (used) by
     operating activities:
       Depreciation of plant and equipment                         320                  343
       Amortization of intangibles                                  20                  254
       Gain on disposition of equipment                           (108)                   -
       Equity in income of joint ventures                          (42)                (225)
       Issuance of 12,390 common shares
         as payment of employee's bonus                              -                  111
       Change in operating assets and liabilities:
           Receivables                                            (125)              (1,561)
           Costs and estimated earnings in
              excess of billings                                    99                  121
           Inventories                                             348                  277
           Prepaid expenses and other current
              assets                                               216                   96
           Accounts payable                                       (472)                (577)
           Customers' deposits and billings in
              excess of costs and estimated
              earnings for completed and
              uncompleted contracts                                982                 (539)
           Accrued salaries, wages, and
              commissions                                          (36)              (1,080)
           Income taxes payable                                      9                 (369)
           Accrued royalties payable                                 5                 (172)
           Accrued product warranties                              291                  (44)
           Accrued pension and retirement
              savings plan liabilities                              16                  492
           Accrued restructuring expenses                         (226)                 976
           Accrued other liabilities                                69                  198
           Deferred income taxes payable                             -                   10
           Deferred compensation                                  (119)                  16
                                                                 -----                -----
   Net cash provided (used) by
     operating activities                                        1,713               (2,355)
                                                                 -----                -----

Cash flows from investing activities:
   Proceeds from the disposition of equipment                      198                    -
   Proceeds from the divestment of a
     joint venture                                                 125                    -
   Additions to property, plant and equipment                     (174)                (193)
                                                                 -----                -----
   Net cash provided (used) by investing activities                149                 (193)
                                                                 -----                -----

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended June 30, 2002 and June 30, 2001
     (In Thousands, Except Share Data)


                                                                     Six Months Ended
                                                          ----------------------------------------
                                                               June 30,             June 30,
                                                                 2002                 2001
                                                          -------------------  -------------------

Cash flows from financing activities:
   Sale of common shares in connection with
     employee incentive stock option plan                           33                   30
   Repayment of long-term debt                                  (1,155)              (1,204)
                                                                 -----                -----
       Net cash used by financing activities                    (1,122)              (1,174)
                                                                 -----                -----

   Increase (decrease) in cash and
     cash equivalents                                              740               (3,722)
   Cash and cash equivalents,
     beginning of period                                         6,114                7,925
                                                                 -----                -----
   Cash and cash equivalents,
     end of period                                             $ 6,854                4,203
                                                                 =====                =====

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                $   417                  643
                                                                 =====                =====
       Income taxes                                            $    45                  464
                                                                 =====                =====

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2002 and June 30, 2001


(1) The information contained in this Form 10-Q report is unaudited. In the opinion of the management of Paragon Technologies, Inc. ("Paragon" or the "Company"), the interim financial statements furnished reflect all adjustments and accruals that are necessary to present a fair statement of results for the interim periods. The financial statements include the accounts of the Company and Ermanco Incorporated ("Ermanco"), a wholly owned subsidiary company, after elimination of intercompany balances and transactions. Results for interim periods are not necessarily indicative of results expected for the fiscal year. This quarterly report should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K, as amended, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. Refer to the Company's Form 10-K, as amended, for the year ended December 31, 2001 for more complete financial information.


(2)  Restructuring
     -------------
     During the second quarter of 2001, the Company restructured its business operations and recorded a charge of $1,538,000 for restructuring costs. In conjunction with the restructuring plan, the Company reduced the number of office associates by 14 and discontinued production operations at its Easton, Pennsylvania facility. All production employees working in the Easton, Pennsylvania manufacturing plant were laid off by the end of November 2001. Prior to the restructuring, the Company employed approximately 20 production employees, with an additional 27 individuals on an extended layoff. The restructuring charges included costs of $678,000 for severance and other personnel costs, $562,000 for pension expense associated with the curtailment of the Company's defined benefit plan for the Company's Easton, Pennsylvania production employees, and $298,000 for plant closure and professional service fees related to the restructuring. The restructuring charges were determined based on formal plans approved by the Company's management and the Board of Directors.

     The liability related to the curtailment of the defined benefit plan is recorded as accrued pension and retirement savings plan liabilities on the consolidated balance sheets.

     The major components of the restructuring charge and remaining accruals are as follows:

                               Balance at              Cash                 Balance at
                           December 31, 2001        Payments             June 30, 2002
                         ----------------------   --------------    -------------------------
     Severances               $ 274,000             (150,000)                124,000
     Other                      220,000              (76,000)                144,000
                                -------              -------                 -------
                              $ 494,000             (226,000)                268,000
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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2002 and June 30, 2001


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

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales by brand during the three and six months ended June 30, 2002 and June 30, 2001 are as follows (in thousands):

     For the three months ended June 30, 2002:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales                    $ 2,665            5,808           8,473           85.5%
     Aftermarket sales                    856              579           1,435           14.5%
                                        -----            -----          ------          -----
     Total sales                      $ 3,521            6,387           9,908          100.0%
                                        =====            =====          ======          =====
     As a % of total sales               35.5%            64.5%          100.0%


     For the three months ended June 30, 2001:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales                    $  3,402           7,232          10,634           87.0%
     Aftermarket sales                   1,168             419           1,587           13.0%
                                         -----           -----          ------          -----
     Total sales                      $  4,570           7,651          12,221          100.0%
                                         =====           =====          ======          =====
      As a % of total sales               37.4%           62.6%          100.0%

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2002 and June 30, 2001


     For the six months ended June 30, 2002:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales                   $  5,705           12,197         17,902           86.7%
     Aftermarket sales                  1,715            1,043          2,758           13.3%
                                       ------           ------         ------          -----
     Total sales                     $  7,420           13,240         20,660          100.0%
                                       ======           ======         ======          =====
     As a % of total sales               35.9%            64.1%         100.0%

     For the six months ended June 30, 2001:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales                   $  8,421           14,353          22,774           87.1%
     Aftermarket sales                  2,373            1,004           3,377           12.9%
                                       ------           ------          ------          -----
     Total sales                     $ 10,794           15,357          26,151          100.0%
                                       ======           ======          ======          =====
     As a % of total sales               41.3%            58.7%          100.0%

     The Company's products are sold through its own sales personnel, along with a network of distributors and licensees. Domestic and international sales by brand during the three and six months ended June 30, 2002 and June 30, 2001 are as follows (in thousands):

     For the three months ended June 30, 2002:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales                  $  3,459            5,689           9,148          92.3%
     International sales                   62              698             760           7.7%
                                       ------           ------          ------         -----
     Total sales                     $  3,521            6,387           9,908         100.0%
                                       ======           ======          ======         =====

     For the three months ended June 30, 2001:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales                  $ 4,306             6,938          11,244          92.0%
     International sales                 264               713             977           8.0%
                                      ------            ------          ------         -----
     Total sales                     $ 4,570             7,651          12,221         100.0%
                                      ======            ======          ======         =====

     For the six months ended June 30, 2002:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales                  $  7,268           12,176          19,444          94.1%
     International sales                  152            1,064           1,216           5.9%
                                       ------           ------          ------         -----
     Total sales                     $  7,420           13,240          20,660         100.0%
                                       ======           ======          ======         =====

     For the six months ended June 30, 2001:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales                  $ 10,172           12,772          22,944          87.7%
     International sales                  622            2,585           3,207          12.3%
                                       ------           ------          ------         -----
     Total sales                     $ 10,794           15,357          26,151         100.0%
                                       ======           ======          ======         =====

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2002 and June 30, 2001


     The Company also engages in sales with the U.S. government, which is one of the Company's major customers. Sales to the U.S. government during the three and six months ended June 30, 2002 and June 30, 2001 are as follows (in thousands):

                                                                                    As a %
                                                                                 of Total Sales
                                                                                -----------------
     For the three months ended June 30, 2002                      $ 1,207           12.2%
     For the three months ended June 30, 2001                        2,019           16.5%

                                                                                     As a %
                                                                                 of Total Sales
                                                                                -----------------

     For the six months ended June 30, 2002                        $ 2,726           13.2%
     For the six months ended June 30, 2001                          4,394           16.8%

     The Company identifies operating segments based on the types of products offered for sale as follows:

For the Three Months Ended
June 30, 2002 (In Thousands):                      SI Systems       Ermanco         Total
-------------------------------------------       ------------   ------------    ------------
Sales                                               $  3,521         6,387           9,908
Earnings (loss) before interest
  expense, interest income, equity
  in income of joint ventures, and
  income taxes                                           422            (8)            414
Total assets                                          10,524        30,682          41,206
Capital expenditures                                       6            96             102
Depreciation and amortization
  expense                                                 70           100             170

For the Three Months Ended
June 30, 2001 (In Thousands):                      SI Systems       Ermanco         Total
-------------------------------------------       ------------   ------------    ------------
Sales                                               $  4,570         7,651          12,221
Earnings (loss) before interest
  expense, interest income, equity
  in income of joint ventures, and
  income taxes (before restructuring
  expense)                                              (150)          347             197
Restructuring expenses                                 1,538             -           1,538
Total assets                                          12,366        30,717          43,083
Capital expenditures                                      15            36              51
Depreciation and amortization
  expense                                                104           196             300

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2002 and June 30, 2001

For the Six Months Ended
June 30, 2002 (In Thousands):                      SI Systems       Ermanco         Total
-------------------------------------------       ------------   ------------    ------------
Sales                                               $  7,420        13,240          20,660
Earnings before interest expense,
  interest income, equity in income
  of joint ventures, and income taxes                  1,119            98           1,217
Total assets                                          10,524        30,682          41,206
Capital expenditures                                      21           153             174
Depreciation and amortization
  expense                                                140           200             340

For the Six Months Ended
June 30, 2001 (In Thousands):                      SI Systems       Ermanco         Total
-------------------------------------------       ------------   ------------    ------------
Sales                                               $ 10,794        15,357          26,151
Earnings before interest expense,
  interest income, equity in income
  of joint ventures, and income
  taxes (before restructuring
  expenses)                                              182           440             622
Restructuring expenses                                 1,538             -           1,538
Total assets                                          12,366        30,717          43,083
Capital expenditures                                      64           129             193
Depreciation and amortization
  expense                                                207           390             597


(4)  New Accounting Pronouncements
     -----------------------------
     Effective January 1, 2002, the Company adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Impairment losses, if any, will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in 2002. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of."

     As of January 1, 2002, the Company had unamortized goodwill of $17,657,000, all of which was attributable to Ermanco. FAS 142 requires that the Company completes a first phase of the impairment review for goodwill by June 30, 2002. That required review was completed during the second quarter of 2002 and did not indicate any impairment.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2002 and June 30, 2001


(4)  New Accounting Pronouncements (Continued)
     -----------------------------

     Comparison to Prior Year "As Adjusted"
     -------------------------------------
     The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with FAS 142.

                                          Three Months Ended             Six Months Ended
                                               June 30,                       June 30,
                                      ---------------------------    ---------------------------
                                          2002           2001             2002          2001
                                      -------------  ------------    -------------  ------------
Reported net earnings (loss)            $ 123,000      (808,000)        466,000       (682,000)
Add back: goodwill amortization,
  net of tax                                    -        67,000               -        133,000
                                          -------       -------         -------        -------
    Adjusted net earnings (loss)        $ 123,000      (741,000)        466,000       (549,000)
                                          =======       =======         =======        =======

Basic net earnings (loss) per share:
  Reported net earnings (loss)
    per share                           $     .03          (.19)            .11           (.16)
  Add back: goodwill amortization,
    net of tax                                  -           .01               -            .03
                                          -------       -------         -------         ------
      Adjusted net earnings
         (loss) per share               $     .03          (.18)            .11           (.13)
                                          -------       =======         =======         ======

Diluted net earnings (loss) per share:
  Reported net earnings (loss)
    per share                           $     .03          (.19)            .11           (.16)
  Add back: goodwill amortization,
    net of tax                                  -           .01               -            .03
                                          -------       -------         -------         ------
    Adjusted net earnings
      (loss) per share                  $     .03          (.18)            .11           (.13)
                                          =======       =======         =======         ======

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement also supersedes APB No. 30 provisions related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. This Statement was adopted by the Company on January 1, 2002 and did not have any impact on the Company's financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146) which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force Issue 94-3. "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Six Months Ended June 30, 2002 and June 30, 2001


(5)  Other Comprehensive Loss
     ------------------------
     The Company is exposed to market risk from changes in interest rates, and uses an interest rate swap to hedge this risk. The seven-year interest rate swap has a notional amount of $4,887,500 and is classified as a cash flow hedge of forecasted variable rate interest payments on a portion of the Company's term loan. Gains and losses on the interest rate swap are deferred in accumulated other comprehensive income (loss). The fair value of the interest rate swap at June 30, 2002 was a liability of approximately $349,000. The separate components of other comprehensive loss (income) are as follows (in thousands):

                                                      Gross        Tax Effect         Net
                                                      -----        ----------        -----
Accumulated other comprehensive
   loss at December 31, 2001                          $ 412            159            253
Other comprehensive loss (income)                       (63)           (19)           (44)
                                                        ---            ---            ---
Accumulated other comprehensive
   loss at June 30, 2002                              $ 349            140            209
                                                        ===            ===            ===

     The Company uses derivative financial instruments as risk management tools and not for speculative purposes.


(6)  Long-Term Debt
     --------------
     As of June 30, 2002, the Company was in violation of the covenant related to its Funds Flow Covenant Ratio. Effective June 30, 2002, the Company received a waiver of the covenant violation and subsequently entered into an amendment to the term loan relative to future covenant requirements and the maintenance of a minimum cash balance covenant of $5,000,000. The line of credit agreement was amended to extend the expiration date of the facility to June 30, 2003 and decrease the amount available under the facility to $2,000,000. The Company remains prohibited from making any cash payments of subordinated debt and interest until the Company is in full compliance with all the financial covenants as originally set forth in the Loan Agreement with the Company's principal bank. The Company intends to satisfy its quarterly interest obligations on subordinated debt with the issuance of the Company's common stock in the event the Company's principal bank does not grant waivers regarding the making of cash payments of interest on subordinated debt.




                          ----------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------

Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $6,854,000 at June 30, 2002 from $6,114,000 at December 31, 2001. The increase resulted from cash provided by operating activities totaling $1,713,000, proceeds of $198,000 from the disposition of equipment, and proceeds of $125,000 from the divestment of a joint venture. Partially offsetting the increase in cash and cash equivalents from these sources was the repayment of long-term debt of $1,155,000 and purchases of capital equipment of $174,000. Funds used by operating activities during the six months ended June 30, 2001 were $2,355,000.

Acquisition of Ermanco Incorporated
-----------------------------------
     On September 30, 1999, the Company acquired of all of the outstanding common stock of Ermanco. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a three-year line of credit facility which may not exceed the lesser of $2,000,000, as recently amended, or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment. This amount will be reduced by the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of June 30, 2002, the Company did not have any borrowings under the line of credit facility, and the facility expires effective June 30, 2003.
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its bank. During the first two years of the term loan, the Company was obligated to repay equal quarterly payments of $312,500 plus accrued interest. After September 30, 2001, the Company commenced making equal quarterly payments of $575,000 plus interest, continuing until the loan is fully repaid. The interest rate on the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate plus three percent, which was 4.86% as of June 30, 2002. The Company also entered into an interest rate swap agreement for a portion of the term loan to hedge the floating interest rate. At June 30, 2002, the notional amount of the seven-year interest rate swap is $4,887,500 and it fixes interest at a rate of 9.38%. As of June 30, 2002, the liability associated with the fair value of the cash flow hedge was approximately $349,000. Since the inception of the term loan, the Company prepaid, without penalty, $1,725,000 of the term loan.
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, maintenance of certain financial ratios, and as recently amended, maintenance of a minimum cash balance covenant of $5,000,000. The Company was in compliance with all covenants or obtained appropriate waivers as of June 30, 2002 (See Note
6).
     On September 30, 1999, the Company also issued promissory notes to fourteen stockholders of Ermanco, two of which are directors of the Company (Messrs. Shulman and Kirschner), in the aggregate principal amount of $3,000,000. The notes have a term of seven years and bear interest at an annual rate of ten percent through September 30, 2002, twelve percent from October 1, 2002 through September 30, 2004, and fourteen percent from October 1, 2004 through September 30, 2006. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Acquisition of Ermanco Incorporated (Continued)
-----------------------------------
shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under the Company's line of credit facility and term loan. Since July 1, 2001, the Company has been and will be prohibited from making any cash payments on subordinated debt and interest until the Company is in full compliance with all the financial covenants as originally set forth in the term loan agreement with the Company's principal bank. However, the bank waived the restriction from paying interest on the subordinated debt in the form of cash for the quarter ended December 31, 2001 and the quarter ended March 31, 2002.
     As of June 30, 2002, the Company was in violation of the covenant related to its Funds Flow Covenant Ratio. Effective June 30, 2002, the Company received a waiver of the covenant violation and subsequently entered into an amendment to the term loan relative to future covenant requirements and the maintenance of a minimum cash balance covenant of $5,000,000. The line of credit agreement was amended to extend the expiration date of the facility to June 30, 2003 and decrease the amount available under the facility to $2,000,000. The Company remains prohibited from making any cash payments of subordinated debt and interest until the Company is in full compliance with all the financial covenants as originally set forth in the Loan Agreement with the Company's principal bank. The Company intends to satisfy its quarterly interest obligations with the issuance of the Company's common stock in the event the Company's principal bank does not grant waivers regarding the making of cash payments of interest on subordinated debt.

Commitments and Contingencies
-----------------------------
     Ermanco's operations are located in an 113,000 square foot steel building in Spring Lake, Michigan. The building is leased from an organization that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $32,858 (with annual increases of 2.5%), which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004.
     The Company also leases certain automobiles and office equipment, office space, computer equipment, and software under various operating leases with terms extending through July 2005.
     On March 4, 1996, SI/BAKER established a $3,000,000 line of credit facility (the "Facility") with its principal bank (the "bank"). Under the terms of the Facility, SI/BAKER's parent companies, Paragon Technologies, Inc. and McKesson Automation Systems Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the facility. As of June 30, 2002, SI/BAKER did not have any borrowings under the Facility, and the Facility expires effective August 31, 2002.

Other Liquidity and Capital Resource Matters
--------------------------------------------
     The Company anticipates that its financial resources, consisting of cash generated from operations and borrowings available under its credit facility will be adequate to satisfy its future cash requirements through the next year. If the Company is unable to meet the terms of its financial covenants relating to its outstanding indebtedness and is unable to receive a waiver from its lender, a default could result under the Company's borrowing agreements. A default may result in the acceleration of the Company's indebtedness and cause the Company's debt to become immediately due and payable. If acceleration occurs, the Company may not be able to repay its debt, and the Company may not be able to borrow sufficient additional funds to refinance such debt. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Other Liquidity and Capital Resource Matters (Continued)
--------------------------------------------
of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers. For these reasons, cash liquidity beyond a twelve-month period is difficult for the Company to forecast with reasonable accuracy.
     The Company plans to consider all strategic alternatives to increase stockholder value, including expansion opportunities as they arise, although the ongoing operating results of the Company, the restrictive covenants associated with the financing obtained from the Company's principal bank, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion.


Results Of Operations
---------------------

(a)  Six Months Ended June 30, 2002 Versus Six Months Ended June 30, 2001
     --------------------------------------------------------------------
     The Company's net earnings for the six months ended June 30, 2002 was $466,000 compared to a net loss of $682,000 for the six months ended June 30, 2001. Contributing to the net earnings for the six months ended June 30, 2002 was other income from the short-term licensing of certain real property of $300,000, a gain on the sale of excess fixed assets of $108,000, and the application of the non-amortization provision of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," whereby goodwill is no longer amortized thereby resulting in an increase to pre-tax income of $234,000. Contributing to the net loss for the six months ended June 30, 2001 were restructuring charges of $1,538,000.

Net Sales and Gross Profit on Sales
-----------------------------------
     Net sales of $20,660,000 for the six months ended June 30, 2002 decreased 21.0% compared to net sales of $26,151,000 for the six months ended June 30, 2001. The sales decrease of $5,491,000 was primarily attributable to a lower volume of orders associated with the current economic slowdown and competitive pricing pressures. The net sales decrease was comprised of a decrease in SI Systems branded sales of approximately $3,374,000 and a decrease in Ermanco branded sales of approximately $2,117,000 for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. The decline in SI Systems branded sales was primarily due to the prior year comparable period containing a greater amount of sales related to the Lo-Tow(R) product line. Contributing to the reduction of approximately $2,600,000 in Lo-Tow(R) sales for the six months ended June 30, 2002 was a decrease of approximately $1,800,000 in sales related to the U.S. Postal Service. The decline in Ermanco branded sales was primarily due to the prior year comparable period containing a greater amount of sales related to a manufacturer of computer equipment. The Company's business is dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding and upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Fluctuations in the Company's sales and earnings occur with increases or decreases in major installations, since the Company recognizes sales on a percentage of completion basis for its systems contracts.
     Gross profit, as a percentage of sales, was 26.0% for the six months ended June 30, 2002 compared to 25.5% for the six months ended June 30, 2001. Gross profit, as a percentage of sales, for the six months ended June 30, 2002 was favorably impacted by approximately 2.8% as a result of the reversal of previously established contract accruals due to changes in cost estimates. Partially offsetting the favorable impact of the reversal of previously established contract accruals was the underabsorption of overhead costs due to a decline in sales volume.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results of Operations
---------------------

(a)  Six Months Ended June 30, 2002 Versus Six Months Ended June 30, 2001
     --------------------------------------------------------------------
     (Continued)

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $4,523,000 were lower by $1,163,000 for the six months ended June 30, 2002 than in the six months ended June 30, 2001. The decrease of $1,163,000 was comprised of cost savings of approximately $500,000 attributable to the Company's restructuring of its business operations in the prior fiscal year and continued emphasis on cost reduction. Also contributing to the reduction in selling, general and administrative expenses was a decrease of $172,000 in marketing expenses associated with the Company's participation in a biannual industry trade show in the first quarter of the prior fiscal year, $175,000 of expenses pertaining to a reduction of associates during the first quarter of the prior fiscal year, and $330,000 of charges during the second quarter of the prior fiscal year related to a strategic transaction that was not completed.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $159,000 were lower by $157,000 for the six months ended June 30, 2002 than in the six months ended June 30, 2001. Development programs in the six months ended June 30, 2002 were aimed at improvements to the Company's sortation and accumulation conveyor technologies and the Order Picking, Fulfillment, and Replenishment product line. Development programs in the six months ended June 30, 2001 included enhancements to the Company's Order Picking, Fulfillment, and Replenishment product line and development efforts related to the NBS 30(TM) and NBS 90(TM), narrow belt sorters, that were introduced in the material handling marketplace during the first quarter of 2001.

Amortization of Goodwill
------------------------
     Amortization of goodwill represented costs associated with the acquisition of Ermanco. Due to the application of the non-amortization provision of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized after December 31, 2001 as compared to amortization expense of $234,000 for the six months ended June 30, 2001.

Restructuring Expenses
----------------------
     During the second quarter of 2001, the Company restructured its business operations and recorded a charge of $1,538,000 for restructuring costs. In conjunction with the restructuring plan, the Company reduced the number of office associates by 14 and discontinued production operations at its Easton, Pennsylvania facility. All production employees working in the Easton, Pennsylvania manufacturing plant were laid off by the end of November 2001. Prior to the restructuring, the Company employed approximately 20 production employees, with an additional 27 individuals on an extended layoff. The restructuring charges included costs of $678,000 for severance and other personnel costs, $562,000 for pension expense associated with the curtailment of the defined benefit plan for the Company's Easton, Pennsylvania production employees, and $298,000 for plant closure and professional service fees relating to the restructuring. The restructuring charges were determined based on formal plans approved by the Company's management and the Board of Directors.

Interest Expense and Interest Income
------------------------------------
     Interest expense of $538,000 was lower by $153,000 for the six months ended June 30, 2002 than in the six months ended June 30, 2001. The decrease in interest expense was attributable to the reduced level of term debt due to principal payments and lower interest rates.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results of Operations
---------------------

(a)  Six Months Ended June 30, 2002 Versus Six Months Ended June 30, 2001
     --------------------------------------------------------------------

Interest Expense and Interest Income (Continued)
------------------------------------
     Interest income of $53,000 for the six months ended June 30, 2002 decreased by $127,000, when compared to the six months ended June 30, 2001. The decrease in interest income was attributable to a reduction in the level of funds and interest rates pertaining to short-term investments.

Equity in Income of Joint Ventures
----------------------------------
     Equity in income of joint ventures represents the Company's proportionate share of its investment in the SI/BAKER joint venture and prior to January 1, 2002 its investment in the SI-Egemin joint venture, that are accounted for under the equity method. The net unfavorable variance of $183,000 in the equity in income of joint ventures for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was comprised of decreased earnings of approximately $232,000 attributable to the SI/BAKER joint venture and decreased losses of approximately $49,000 attributable to the SI-Egemin joint venture.
     The unfavorable variance of $232,000 for the six months ended June 30, 2002 in the equity in income of the SI/BAKER joint venture was attributable to a decline in sales of approximately $1,713,000, an increase of $134,000 in product development expenses, an increase of $103,000 in selling, general and administrative expenses, and a reduction of $81,000 in interest income as compared to the six months ended June 30, 2001. The sales decrease was primarily attributable to a larger backlog of orders at the beginning of the prior fiscal year. SI/BAKER increased product development expenses aimed at enhancing the Company's product offerings, while selling, general and administrative expenses primarily rose due to the addition of resources aimed at expanding the customer base. The unfavorable variance in interest income was primarily attributable to a reduction in the level of funds and interest rates pertaining to short-term investments. Partially offsetting the aforementioned unfavorable variances was a reduction of $69,000 in revenue-based royalty costs due to the parent companies.
     The Company divested of its investment in the SI-Egemin joint venture at the end of calendar year 2001. The favorable variance of $49,000 for the six months ended June 30, 2002 in the equity in income of the SI-Egemin joint venture was attributable to the prior fiscal year containing operating expenses of the joint venture.

Other Income, Net
-----------------
     The favorable variance of $322,000 in other income, net for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was primarily attributable to the short-term licensing of certain real property of the Company's Easton, Pennsylvania facility of approximately $300,000 during the six months ended June 30, 2002. Also contributing to the favorable variance in other income, net for the six months ended June 30, 2002 was a gain on the sale of excess fixed assets associated with the Company's Easton, Pennsylvania facility during the first quarter of 2002 of approximately $108,000. Partially offsetting the favorable variance in other income, net was a reduction of revenue-based royalty income from the Company's SI/BAKER joint venture and license agreements related to international conveyor system sales.

Income Tax Expense
------------------
     The Company recognized income tax expense of $308,000 during the six months ended June 30, 2002, compared to the recognition of an income tax benefit of $520,000 in the comparable prior year period. The income tax benefit recognized for the six months ended June 30, 2001 represented the carryback of losses experienced during the first half of 2001 against prior year income. Income tax expense for the first six months of 2002 was generally recorded at statutory federal and state tax rates.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results of Operations
---------------------

(a)  Six Months Ended June 30, 2002 Versus Six Months Ended June 30, 2001
     --------------------------------------------------------------------
     (Continued)

Backlog of Orders
-----------------
     The total backlog of orders at June 30, 2002 was approximately $11,560,000. During the six months ended June 30, 2002, the Company received orders totaling approximately $18,880,000.

(b)  Three Months Ended June 30, 2002 Versus Three Months Ended June 30, 2001
     ------------------------------------------------------------------------

     With the exception of the following Statement of Operations caption, changes in the second quarter of calendar year 2002 compared to the prior year were consistent with those previously noted above for the six-month period:

Other Income, Net
-----------------
     The favorable variance of $90,000 in other income, net for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was primarily attributable to the short-term licensing of certain real property of the Company's Easton, Pennsylvania facility of approximately $150,000 during the three months ended June 30, 2002. Partially offsetting the favorable variance in other income, net was a reduction of revenue-based royalty income from the Company's SI/BAKER joint venture and license agreements related to international conveyor system sales.


                          ----------------------------------


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


                          ----------------------------------

                          PART II -- OTHER INFORMATION
                          ----------------------------


Item 4.       Submission of Matter To a Vote of Security Holders
-------       --------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on June 20, 2002 with the following item being submitted to a vote of stockholders:

     1.  The election of seven directors to the Board of Directors.

     Details of the proposal noted above was provided to stockholders in the form of a Notice of Annual Meeting and Proxy Statement mailed on May 10, 2002, with such solicitation being in accordance with Regulation 14 of the Securities and Exchange Act of 1934.
     There was no solicitation in opposition to the management's nominees listed in the Proxy Statement, and all the management's nominees were elected.
     The voting results on the election of directors are set forth as follows:

     1.  Election of Directors:

         Name of Nominee               Votes For         Votes Withheld          Non-Voting
         ---------------               ---------         --------------          ----------
         L. Jack Bradt                 3,856,288              69,405              300,942
         Gilman J. Hallenbeck          3,889,588              36,105              300,942
         William R. Johnson            3,738,488             187,205              300,942
         Leon C. Kirschner             3,763,488             162,205              300,942
         Theodore W. Myers             3,889,588              36,105              300,942
         Anthony W. Schweiger          3,749,878             175,815              300,942
         Steven Shulman                3,889,588              36,105              300,942


Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

              (a) Exhibits-- None.

              (b) The following report on Form 8-K was filed during the quarter ended June 30, 2002:

                  A Form 8-K was filed on June 24, 2002 regarding the announcement that Theodore W. Myers has been named Chairman of the Board of Directors replacing Anthony W. Schweiger as Chairman, and Leonard S. Yurkovic has been appointed to the Board of Directors. The Board of Directors increased the size of Paragon's Board to eight and appointed Mr. Yurkovic to fill the vacancy created by that action.

Paragon Technologies, Inc. and Subsidiary





                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PARAGON TECHNOLOGIES, INC.



                                /s/ William R. Johnson
                                -----------------------------------------------
                                William R. Johnson
                                President & CEO



                                /s/ Ronald J. Semanick
                                -----------------------------------------------
                                Ronald J. Semanick
                                Chief Financial Officer





Dated:      August 14, 2002
         ---------------------