Form 10-Q
period 2002-09-30
PARAGON TECHNOLOGIES INC
filed 2002-11-14
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended September 30, 2002


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

Number of shares of common stock, par value $1.00 per share, outstanding as of October 28, 2002: 4,244,916.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
     (In Thousands, Except Share Data)


                                                                (UNAUDITED)
                                                               September 30,         December 31,
                                                                   2002                  2001
                                                            -------------------    ------------------

Assets
------
Current assets:
   Cash and cash equivalents                                    $   6,748                  6,114

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $283 as of September 30,
       2002 and $54 as of December 31,
       2001)                                                        5,015                  7,093
     Notes and other receivables                                    1,359                    630
                                                                   ------                 ------
       Total receivables                                            6,374                  7,723
                                                                   ------                 ------

   Costs and estimated earnings in excess
     of billings                                                      220                    244

   Inventories:
     Raw materials                                                    981                  1,731
     Work-in-process                                                  142                    254
     Finished goods                                                   276                    408
                                                                   ------                 ------
       Total inventories                                            1,399                  2,393
                                                                   ------                 ------

   Deferred income tax benefits                                     1,780                  2,077
   Prepaid expenses and other current assets                          740                    649
                                                                   ------                 ------
       Total current assets                                        17,261                 19,200
                                                                   ------                 ------

   Property, plant and equipment, at cost:
     Land                                                              27                     27
     Buildings and improvements                                     3,727                  3,727
     Machinery and equipment                                        4,287                  5,059
                                                                   ------                 ------
                                                                    8,041                  8,813
     Less:  accumulated depreciation                               (5,705)                (6,112)
                                                                   ------                 ------
       Net property, plant and equipment                            2,336                  2,701
                                                                   ------                 ------

   Investment in joint venture                                      1,720                  1,667
   Excess of cost over fair value of net
     assets acquired, less amortization
     of $1,053 as of September 30, 2002
     and December 31, 2001                                         17,657                 17,657
   Other assets, at cost less accumulated
     amortization of $126 as of September 30,
     2002 and $94 as of December 31, 2001                              86                    118
                                                                   ------                 ------
Total assets                                                    $  39,060                 41,343
                                                                   ======                 ======

          See accompanying notes to consolidated financial statements.

-------       --------------------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
     (In Thousands, Except Share Data)


                                                                (UNAUDITED)
                                                               September 30,         December 31,
                                                                   2002                  2001
                                                            -------------------    ------------------

Liabilities and Stokholders' Equity
-----------------------------------
Current liabilities:
   Current installments of long-term debt                       $   2,300                  2,305
   Accounts payable                                                 2,969                  3,319
   Customers' deposits and billings in excess
     of costs and estimated earnings for
     completed and uncompleted contracts                            2,331                  3,345
   Accrued salaries, wages, and commissions                           544                    676
   Income taxes payable                                                 2                     46
   Accrued royalties payable                                          108                     92
   Accrued product warranties                                       1,092                    863
   Accrued pension and retirement
     savings plan liabilities                                       1,160                  1,122
   Accrued restructuring expenses                                     222                    494
   Accrued other liabilities                                        1,371                  1,126
                                                                   ------                 ------

       Total current liabilities                                   12,099                 13,388
                                                                   ------                 ------

Long-term liabilities:
   Long-term debt, excluding current
     installments:
       Term loan                                                    5,175                  6,900
       Subordinated notes payable                                   3,000                  3,000
                                                                   ------                 ------
         Total long-term debt                                       8,175                  9,900
       Other long-term liability                                      431                    412
       Deferred income taxes payable                                1,213                    628
       Deferred compensation                                           19                    134
                                                                   ------                 ------
         Total long-term liabilities                                9,838                 11,074
                                                                  -------                 ------

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 4,244,916 shares as
       of September 30, 2002 and 4,221,635
       shares as of December 31, 2001                               4,245                  4,222
     Additional paid-in capital                                     7,231                  7,071
     Retained earnings                                              5,905                  5,841
     Accumulated other comprehensive loss                            (258)                  (253)
                                                                    ------                 ------

       Total stockholders' equity                                  17,123                 16,881
                                                                   ------                 ------

       Total liabilities and stockholders' equity               $  39,060                 41,343
                                                                   ======                 ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2002 and September 30, 2001
     (In Thousands, Except Share And Per Share Data)


                                   Three Months Ended                     Nine Months Ended
                          ------------------------------------  -----------------------------------
                            September 30,      September 30,      September 30,     September 30,
                                2002               2001               2002              2001
                          -----------------  -----------------  ----------------- -----------------
Net sales                   $      9,010            12,796             29,670            38,947
Cost of sales                      7,119             9,499             22,404            28,994
                               ---------         ---------          ---------         ---------
Gross profit on sales              1,891             3,297              7,266             9,953
                               ---------         ---------          ---------         ---------

Selling, general and
   administrative
   expenses                        2,251             2,213              6,774             7,899
Product development
   costs                              94                86                253               402
Amortization of
   goodwill                            -               117                  -               351
Restructuring
   expenses                            -                 -                  -             1,538
Interest expense                     265               310                803             1,001
Interest income                      (35)              (35)               (88)             (215)
Equity in income of
   joint ventures                    (11)             (148)               (53)             (373)
Other income, net                     (4)              (81)              (528)             (283)
                               ---------         ---------          ---------         ---------
                                   2,560             2,462              7,161            10,320
                               ---------         ---------          ---------         ---------

Earnings (loss) before
   income taxes                     (669)              835                105              (367)
Income tax expense
   (benefit)                        (267)              366                 41              (155)
                               ---------         ---------          ---------         ---------
Net earnings (loss)         $       (402)              469                 64              (212)
                               =========         =========          =========         =========

Basic earnings
   (loss) per share         $       (.09)              .11                .02              (.05)
                               =========         =========          =========         =========

Diluted earnings
   (loss) per share         $       (.09)              .11                .01              (.05)
                               =========         =========          =========         =========

Weighted average
   shares outstanding          4,235,887         4,214,191          4,227,911         4,207,575
Dilutive effect of
   stock options                       -            26,375             65,696            33,474
Dilutive effect of
   phantom stock units                 -            15,617              4,692            17,381
                               ---------         ---------          ---------         ---------
Weighted average
   shares outstanding
   assuming dilution           4,235,887         4,256,183          4,298,299         4,258,430
                               =========         =========          =========         =========

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2002 and September 30, 2001
     (In Thousands)


                                   Three Months Ended                     Nine Months Ended
                          ------------------------------------  -----------------------------------
                            September 30,      September 30,      September 30,     September 30,
                                2002               2001               2002              2001
                          -----------------  -----------------  ----------------- -----------------

Net earnings (loss)           $  (402)              469                64              (212)

Other comprehensive
income (loss), net of tax:
   Cash flow hedge:
     Cumulative effect of
       adoption of FAS 133          -                 -                 -               (96)
     Change in fair value
       during the period          (49)             (132)               (5)             (182)
                                -----             -----             -----             -----
         Total other
            comprehensive
            income (loss)         (49)             (132)               (5)             (278)
                                -----             -----             -----             -----

         Comprehensive
            income (loss)     $  (451)              337                59              (490)
                                =====             =====             =====             =====

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2002 and September 30, 2001
     (In Thousands, Except Share Data)


                                                                     Nine Months Ended
                                                          ----------------------------------------
                                                             September 30,        September 30,
                                                                 2002                 2001
                                                          -------------------  -------------------
Cash flows from operating activities:
   Net earnings (loss)                                         $    64                 (212)
   Adjustments to reconcile net earnings
     to net cash provided (used) by
     operating activities:
       Depreciation of plant and equipment                         488                  547
       Amortization of intangibles                                  32                  383
       Gain on disposition of equipment                            (94)                   -
       Equity in income of joint ventures                          (53)                (373)
       Issuance of 18,281 and 9,926 common
         shares, respectively, as noncash
         interest payments on subordinated
         notes                                                     150                   75
       Issuance of 12,390 common shares
         as payment of employee's bonus                              -                  111
       Change in operating assets and liabilities:
           Receivables                                           1,224               (2,641)
           Costs and estimated earnings in
              excess of billings                                    24                  442
           Inventories                                             994                  199
           Prepaid expenses and other current
              assets                                               (91)                  73
           Other noncurrent assets                                   -                    1
           Accounts payable                                       (350)                 (68)
           Customers' deposits and billings in
              excess of costs and estimated
              earnings for completed and
              uncompleted contracts                             (1,014)                (333)
           Accrued salaries, wages, and
              commissions                                         (132)              (1,274)
           Income taxes payable                                    (44)                (369)
           Accrued royalties payable                                16                 (166)
           Accrued product warranties                              229                 (102)
           Accrued pension and retirement
              savings plan liabilities                              38                  481
           Accrued restructuring expenses                         (272)                 709
           Accrued other liabilities                               245                  397
           Deferred income taxes                                   896                   11
           Deferred compensation                                  (115)                 (36)
                                                                ------                -----
   Net cash provided (used) by
     operating activities                                        2,235               (2,145)
                                                                ------                -----

Cash flows from investing activities:
   Proceeds from the disposition of equipment                      200                    -
   Proceeds from the divestment of a
     joint venture                                                 125                    -
   Additions to property, plant and equipment                     (229)                (530)
                                                                ------                -----
   Net cash provided (used) by investing activities                 96                 (530)
                                                                ------                -----

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended September 30, 2002 and September 30, 2001
     (In Thousands, Except Share Data)

                                                                     Nine Months Ended
                                                          ----------------------------------------
                                                             September 30,        September 30,
                                                                 2002                 2001
                                                          -------------------  -------------------

Cash flows from financing activities:
   Sale of common shares in connection with
     employee incentive stock option plan                          33                    30
   Repayment of long-term debt                                 (1,730)               (1,519)
                                                               ------                -----
        Net cash used by financing activities                  (1,697)               (1,489)
                                                               ------                -----

   Increase (decrease) in cash and
     cash equivalents                                             634                (4,164)
   Cash and cash equivalents,
     beginning of period                                        6,114                 7,925
                                                               ------                 -----
    Cash and cash equivalents,
     end of period                                           $  6,748                 3,761
                                                               ======                ======

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                              $    618                   809
                                                               ======                 =====
       Income taxes                                          $     51                   471
                                                               ======                 =====

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2002 and September 30, 2001


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

     The major components of the restructuring charge and remaining accruals are as follows:

                               Balance at              Cash                 Balance at
                            December 31, 2001        Payments           September 30, 2002
                         ----------------------   --------------    -------------------------
Severances                     $ 274,000            (178,000)                 96,000
Other                            220,000             (94,000)                126,000
                                 -------            --------                 -------
                               $ 494,000            (272,000)                222,000
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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2002 and September 30, 2001


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

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales by brand during the three and nine months ended September 30, 2002 and September 30, 2001 are as follows (in thousands):

     For the three months ended September 30, 2002:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales                   $  2,706            5,363           8,069           89.5%
     Aftermarket sales                    630              311             941           10.5%
                                       ------           ------          ------          -----
     Total sales                     $  3,336            5,674           9,010          100.0%
                                       ======           ======          ======          =====
     As a % of total sales              37.0%            63.0%          100.0%

     For the three months ended September 30, 2001:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------

     Systems sales                   $  2,583            8,338          10,921           85.3%
     Aftermarket sales                  1,373              502           1,875           14.7%
                                       ------           ------          ------          -----
     Total sales                     $  3,956            8,840          12,796          100.0%
                                       ======           ======          ======          =====
     As a % of total sales              30.9%            69.1%          100.0%

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2002 and September 30, 2001


     For the nine months ended September 30, 2002:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------

     Systems sales                   $  8,411           17,560          25,971           87.5%
     Aftermarket sales                  2,345            1,354           3,699           12.5%
                                       ------           ------          ------          -----
     Total sales                     $ 10,756           18,914          29,670          100.0%
                                       ======           ======          ======          =====
     As a % of total sales              36.3%            63.7%          100.0%

     For the nine months ended September 30, 2001:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------

     Systems sales                   $ 11,004           22,691          33,695           86.5%
     Aftermarket sales                  3,746            1,506           5,252           13.5%
                                       ------           ------          ------          -----
     Total sales                     $ 14,750           24,197          38,947          100.0%
                                       ======           ======          ======          =====
    As a % of total sales               37.9%            62.1%          100.0%

     The Company's products are sold through its own sales personnel, along with a network of distributors and licensees. Domestic and international sales by brand during the three and nine months ended September 30, 2002 and September 30, 2001 are as follows (in thousands):

     For the three months ended September 30, 2002:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------

     Domestic sales                  $  3,299            5,308           8,607           95.5%
     International sales                   37              366             403            4.5%
                                       ------           ------          ------          -----
     Total sales                     $  3,336            5,674           9,010          100.0%
                                       ======           ======          ======          =====

     For the three months ended September 30, 2001:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales                  $  3,878            7,790          11,668           91.2%
     International sales                   78            1,050           1,128            8.8%
                                       ------           ------          ------          -----
     Total sales                     $  3,956            8,840          12,796          100.0%
                                       ======           ======          ======          =====

     For the nine months ended September 30, 2002:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------

     Domestic sales                  $ 10,567           17,484          28,051           94.5%
     International sales                  189            1,430           1,619            5.5%
                                       ------           ------          ------          -----
     Total sales                     $ 10,756           18,914          29,670          100.0%
                                       ======           ======          ======          =====

     For the nine months ended September 30, 2001:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------

     Domestic sales                  $ 14,050           20,562          34,612           88.9%
     International sales                  700            3,635           4,335           11.1%
                                       ------           ------          ------          -----
     Total sales                     $ 14,750           24,197          38,947          100.0%
                                       ======           ======          ======          =====

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2002 and September 30, 2001


     The Company also engages in sales with the U.S. government, which is one of the Company's major customers. Sales to the U.S. government during the three and nine months ended September 30, 2002 and September 30, 2001 are as follows (in thousands):

                                                                                     As a %
                                                                                 of Total Sales
                                                                                -----------------
     For the three months ended September 30, 2002                $   376              4.2%
     For the three months ended September 30, 2001                  1,412             11.0%

                                                                                     As a %
                                                                                 of Total Sales
                                                                                -----------------

     For the nine months ended September 30, 2002                 $ 3,102             10.5%
     For the nine months ended September 30, 2001                   5,806             14.9%

     The Company identifies operating segments based on the types of products offered for sale as follows:

For the Three Months Ended
September 30, 2002 (In Thousands):                 SI Systems           Ermanco         Total
-------------------------------------------   -------------------  ----------------- -----------
Sales                                               $  3,336             5,674           9,010
Earnings (loss) before interest
  expense, interest income, equity
  in income of joint ventures, and
  income taxes                                           (43)             (407)           (450)
Total assets                                           8,809            30,251          39,060
Capital expenditures                                      34                21              55
Depreciation and amortization
  expense                                                 68               112             180

For the Three Months Ended
September 30, 2001 (In Thousands):                 SI Systems           Ermanco         Total
-------------------------------------------   -------------------  ----------------- -----------
Sales                                               $  3,956             8,840          12,796
Earnings before interest
  expense, interest income, equity
  in income of joint ventures, and
  income taxes                                           376               586             962
Total assets                                          12,438            31,214          43,652
Capital expenditures                                      57               280             337
Depreciation and amortization
  expense                                                104               229             333

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2002 and September 30, 2001


For the Nine Months Ended
September 30, 2002 (In Thousands):                 SI Systems           Ermanco         Total
-------------------------------------------   -------------------  ----------------- -----------
Sales                                               $ 10,756            18,914          29,670
Earnings (loss) before interest
  expense, interest income, equity
  in income of joint ventures,
  and income taxes                                     1,075              (308)            767
Total assets                                           8,809            30,251          39,060
Capital expenditures                                      55               174             229
Depreciation and amortization
  expense                                                208               312             520


For the Nine Months Ended
September 30, 2001 (In Thousands):                 SI Systems           Ermanco         Total
-------------------------------------------   -------------------  ----------------- -----------
Sales                                               $ 14,750            24,197          38,947
Earnings before interest expense,
  interest income, equity in income
  of joint ventures, and income
  taxes (before restructuring
  expenses)                                              559             1,025           1,584
Restructuring expenses                                 1,538                 -           1,538
Total assets                                          12,438            31,214          43,652
Capital expenditures                                     121               409             530
Depreciation and amortization
  expense                                                311               619             930


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

     As of January 1, 2002, the Company had unamortized goodwill of $17,657,000, all of which was attributable to Ermanco. FAS 142 requires that the Company completes a first phase of the impairment review for goodwill by June 30, 2002. The required review was completed during the second quarter of 2002 and did not indicate any impairment.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2002 and September 30, 2001


(4)  New Accounting Pronouncements (Continued)
     -----------------------------

     Comparison to Prior Year "As Adjusted"
     --------------------------------------
     The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with FAS 142.

                                                 Three Months Ended             Nine Months Ended
                                                   September 30,                  September 30,
                                             ---------------------------    ---------------------------
                                                 2002           2001            2002           2001
                                             ------------   ------------    ------------   ------------
Reported net earnings (loss)                  $(402,000)       469,000          64,000       (212,000)
Add back: goodwill amortization,
  net of tax                                          -         66,000               -        203,000
                                                -------        -------         -------        -------
     Adjusted net earnings (loss)             $(402,000)       535,000          64,000         (9,000)
                                                =======        =======         =======        =======

Basic net earnings (loss) per share:
  Reported net earnings (loss)
     per share                                $    (.09)           .11             .02           (.05)
  Add back: goodwill amortization,
     net of tax                                       -            .02               -            .05
                                                -------        -------         -------        -------
       Adjusted net earnings
          (loss) per share                   $     (.09)           .13             .02              -
                                                =======        =======         =======        =======

Diluted net earnings (loss) per share:
  Reported net earnings (loss)
     per share                               $     (.09)           .11             .01           (.05)
  Add back: goodwill amortization,
     net of tax                                       -            .02               -            .05
                                                -------        -------         -------        -------
     Adjusted net earnings
       (loss) per share                      $     (.09)           .13             .01              -
                                                =======        =======         =======        =======

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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Nine Months Ended September 30, 2002 and September 30, 2001


(5)  Other Comprehensive Loss
     ------------------------
     The Company is exposed to market risk from changes in interest rates, and uses an interest rate swap to hedge this risk. The seven-year interest rate swap has a notional amount of $4,600,000 and is classified as a cash flow hedge of forecasted variable rate interest payments on a portion of the Company's term loan. Gains and losses on the interest rate swap are deferred in accumulated other comprehensive loss. The fair value of the interest rate swap at September 30, 2002 was a liability of approximately $431,000. The separate components of other comprehensive loss are as follows (in thousands):

                                                      Gross        Tax Effect         Net
                                                      -----        ----------         ---
Accumulated other comprehensive
   loss at December 31, 2001                          $ 412            159            253
Other comprehensive loss                                 19             14              5
                                                        ---            ---            ---
Accumulated other comprehensive
   loss at September 30, 2002                         $ 431            173            258
                                                        ===            ===            ===

     The Company uses derivative financial instruments as risk management tools and not for speculative purposes.


(6)  Long-Term Debt
---  --------------
     The Company was in violation of the covenant related to its Funds Flow Coverage Ratio and received waivers from its principal bank for the covenant violation for the quarters ended June 30, 2002 and September 30, 2002. During August 2002, the Company entered into an arrangement to amend its credit agreements with its principal bank relative to future covenant requirements and the maintenance of a minimum cash balance covenant. In August 2002, the line of credit agreement was amended to extend the expiration date of the facility to June 30, 2003 and decrease the amount available under the facility. During November 2002, the Company prepaid, without penalty, $1,200,000 of the term loan reducing the balance of the term loan to $5,987,500 and placed $1,150,000 in escrow with the Company's principal bank. Beginning with the quarter ended December 31, 2002, the escrow amount will be reduced by $287,500 every quarter and applied to the principal portion of the term loan until the escrow amount reaches zero at September 30, 2003. The Company will resume making equal quarterly payments of $575,000 plus accrued interest beginning with the quarter ended December 31, 2003. The Company also amended its credit agreements relative to future covenant requirements, the minimum cash balance covenant was reduced to $4,000,000, and certain conditions were added regarding the sale of the Company's Easton facility. In November 2002, the line of credit agreement was also amended to decrease the amount available under the facility to $1,000,000.

     The Company remains prohibited from making any cash payments of subordinated debt and interest through the quarter ended September 30, 2003, and beginning with the quarter ended December 31, 2003 interest payments on the subordinated debt may be made in the form of cash if the Company is in full compliance with all the financial covenants set forth in the Loan Agreement, as amended, with the Company's principal bank. The Company intends to satisfy its quarterly interest obligations on subordinated debt with the issuance of the Company's common stock in the event the Company's principal bank does not grant waivers regarding the making of cash payments of interest on subordinated debt.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ----------------------------------------------------------------
              Results of Operations
              ---------------------

Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $6,748,000 at September 30, 2002 from $6,114,000 at December 31, 2001. The increase resulted from cash provided by operating activities totaling $2,235,000, proceeds of $200,000 from the disposition of equipment, and proceeds of $125,000 from the divestment of a joint venture. Partially offsetting the increase in cash and cash equivalents from these sources was the repayment of long-term debt of $1,730,000 and purchases of capital equipment of $229,000. Funds used by operating activities during the nine months ended September 30, 2001 were $2,145,000.

Acquisition of Ermanco Incorporated
-----------------------------------
     On September 30, 1999, the Company acquired all of the outstanding common stock of Ermanco. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a line of credit facility which may not exceed the lesser of $1,000,000, as amended, or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment. This amount will be reduced by the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of September 30, 2002, the Company did not have any borrowings under the line of credit facility, and the facility expires effective June 30, 2003.
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its bank. During the first two years of the term loan, the Company was obligated to repay equal quarterly payments of $312,500 plus accrued interest. After September 30, 2001, the Company commenced making equal quarterly payments of $575,000 plus interest, continuing until the loan is fully repaid. In connection with the most recent amendment, the Company prepaid, without penalty, $1,200,000 of the term loan reducing the balance of the term loan to $5,987,500 and placed $1,150,000 in escrow with the Company's principal bank. Beginning with the quarter ended December 31, 2002, the escrow amount will be reduced by $287,500 every quarter and applied to the principal portion of the term loan until the escrow amount reaches zero at September 30, 2003. The Company will resume making equal quarterly payments of $575,000 plus accrued interest beginning with the quarter ended December 31, 2003. The interest rate on the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate plus three percent, which was 4.80% as of September 30, 2002. The Company also entered into an interest rate swap agreement for a portion of the term loan to hedge the floating interest rate. At September 30, 2002, the notional amount of the seven-year interest rate swap was $4,600,000, and it fixes interest at a rate of 9.38%. As of September 30, 2002, the liability associated with the fair value of the cash flow hedge was approximately $431,000.
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, maintenance of certain financial ratios, and as amended, maintenance of a minimum cash balance covenant of $4,000,000. The Company was in compliance with all covenants or obtained appropriate waivers as of September 30, 2002 (See Note
6).

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ----------------------------------------------------------------
              Results of Operations
              ---------------------


Acquisition of Ermanco Incorporated (Continued)
-----------------------------------
     On September 30, 1999, the Company also issued promissory notes to fourteen stockholders of Ermanco, two of which are directors of the Company (Messrs. Shulman and Kirschner), in the aggregate principal amount of $3,000,000. The notes have a term of seven years and bear interest at an annual rate of ten percent through September 30, 2002, twelve percent from October 1, 2002 through September 30, 2004, and fourteen percent from October 1, 2004 through September 30, 2006. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under the Company's line of credit facility and term loan. From July 1, 2001 through September 30, 2003, the Company has been and will be prohibited from making any cash payments on subordinated debt and interest. However, the bank waived the restriction from paying interest on the subordinated debt in the form of cash for the quarter ended December 31, 2001 and the quarter ended March 31, 2002. Beginning with the quarter ended December 31, 2003 interest payments on the subordinated debt may be made in the form of cash if the Company is in full compliance with all the financial covenants set forth in the Loan Agreement, as amended, with the Company's principal bank. The Company intends to satisfy its quarterly interest obligations on subordinated debt with the issuance of the Company's common stock in the event the Company's principal bank does not grant waivers regarding the making of cash payments of interest on subordinated debt.
     The Company was in violation of the covenant related to its Funds Flow Coverage Ratio and received waivers from its principal bank for the covenant violation for the quarters ended June 30, 2002 and September 30, 2002. During August 2002, the Company entered into an arrangement to amend its credit agreements with its principal bank relative to future covenant requirements and the maintenance of a minimum cash balance covenant. In August 2002, the line of credit agreement was amended to extend the expiration date of the facility to June 30, 2003 and decrease the amount available under the facility. During November 2002, the Company prepaid, without penalty, $1,200,000 of the term loan reducing the balance of the term loan to $5,987,500 and placed $1,150,000 in escrow with the Company's principal bank. Beginning with the quarter ended December 31, 2002, the escrow amount will be reduced by $287,500 every quarter and applied to the principal portion of the term loan until the escrow amount reaches zero at September 30, 2003. The Company will resume making equal quarterly payments of $575,000 plus accrued interest beginning with the quarter ended December 31, 2003. The Company also amended its credit agreements relative to future covenant requirements, the minimum cash balance covenant was reduced to $4,000,000, and certain conditions were added regarding the sale of the Company's Easton facility. In November 2002, the line of credit agreement was also amended to decrease the amount available under the facility to $1,000,000.

Commitments and Contingencies
-----------------------------
     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from an organization that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $32,858 (with annual increases of 2.5%), which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004.
     The Company also leases certain automobiles and office equipment, office space, computer equipment, and software under various operating leases with terms extending through September 2007.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ----------------------------------------------------------------
              Results of Operations
              ---------------------


Commitments and Contingencies (Continued)
-----------------------------
     On March 4, 1996, SI/BAKER established a $3,000,000 line of credit facility (the "Facility") with its principal bank (the "bank"). Under the terms of the Facility, SI/BAKER's parent companies, Paragon Technologies, Inc. and McKesson Automation Systems Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the facility. As of September 30, 2002, SI/BAKER did not have any borrowings under the Facility, and the Facility expires effective June 30, 2003.

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


Results Of Operations
---------------------

(a) Nine Months Ended September 30, 2002 Versus Nine Months Ended September 30,
    ---------------------------------------------------------------------------
    2001
    ----
     The Company's net earnings for the nine months ended September 30, 2002 was $64,000 compared to a net loss of $212,000 for the nine months ended September 30, 2001. Contributing to the net earnings for the nine months ended September 30, 2002 was other income from the short-term licensing of certain real property of $300,000 and a gain on the sale of excess fixed assets of $94,000, and the application of the non-amortization provision of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," whereby goodwill is no longer amortized thereby resulting in an increase to pre-tax income of $351,000. Contributing to the net loss for the nine months ended September 30, 2001 were restructuring charges of $1,538,000.

Net Sales and Gross Profit on Sales
-----------------------------------
     Net sales of $29,670,000 for the nine months ended September 30, 2002 decreased 23.8% compared to net sales of $38,947,000 for the nine months ended September 30, 2001. The sales decrease of $9,277,000 was primarily attributable to a lower volume of orders associated with the current economic slowdown and competitive pricing pressures. The net sales decrease was comprised of a decrease in Ermanco's branded sales of approximately $5,283,000 and a decrease in SI Systems' branded sales of approximately $3,994,000 for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. The decline in Ermanco branded sales was primarily due to the prior year comparable period containing a greater

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ----------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

(a) Nine Months Ended September 30, 2002 Versus Nine Months Ended September 30,
    ---------------------------------------------------------------------------
    2001
    ----

Net Sales and Gross Profit on Sales (Continued)
-----------------------------------
amount of sales related to distributors and companies in the technology sector. The decline in SI Systems' branded sales was primarily due to the prior year comparable period containing a greater amount of sales related to the LO-TOW(R) product line. Contributing to the reduction of approximately $2,640,000 in LO-TOW(R) sales for the nine months ended September 30, 2002 was a decrease of approximately $2,800,000 in sales related to the U.S. Postal Service. The Company's business is dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding and upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Fluctuations in the Company's sales and earnings occur with increases or decreases in major installations, since the Company recognizes sales on a percentage of completion basis for its system contracts.
     Gross profit, as a percentage of sales, was 24.5% for the nine months ended September 30, 2002 compared to 25.6% for the nine months ended September 30, 2001. Gross profit, as a percentage of sales, for the nine months ended September 30, 2002 was unfavorably impacted by 1.9% due to the underabsorption of overhead costs caused by a decline in sales volume. Gross profit, as a percentage of sales, for the nine months ended September 30, 2002, when compared to the nine months ended September 30, 2001, was favorably impacted by approximately 0.7% as a result of the reversal of previously established contract accruals due to changes in cost estimates.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $6,774,000 were lower by $1,125,000 for the nine months ended September 30, 2002 than in the nine months ended September 30, 2001. The decrease of $1,125,000 was comprised of cost savings of approximately $525,000, attributable to the Company's restructuring of its business operations in the prior fiscal year and emphasis on cost reduction. Also contributing to the reduction in selling, general and administrative expenses was a reduction of approximately $325,000 in marketing expenses associated with marketing research and the Company's participation in a biannual industry trade show in the first quarter of the prior fiscal year, $200,000 of compensation expense based on profit performance, and $310,000 of charges during the second quarter of the prior fiscal year related to a strategic transaction that was not completed. Partially offsetting the aforementioned favorable variance was $150,000 of provision related to increasing the allowance for doubtful accounts associated with possible uncollectible receivables.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $253,000 were lower by $149,000 for the nine months ended September 30, 2002 than in the nine months ended September 30, 2001. Development programs in the nine months ended September 30, 2002 were aimed at improvements to the Company's sortation and accumulation conveyor technologies and the Order Picking, Fulfillment, and Replenishment product line. Development programs in the nine months ended September 30, 2001 included enhancements to the Company's Order Picking, Fulfillment, and Replenishment product line and development efforts related to NBS 30(TM) and NBS 90(TM), narrow belt sorters, that were introduced in the material handling marketplace during the first quarter of 2001.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ----------------------------------------------------------------
              Results of Operations
              ---------------------


Results of Operations
---------------------

(a) Nine Months Ended September 30, 2002 Versus Nine Months Ended September 30,
    ---------------------------------------------------------------------------
    2001 (Continued)
    ----

Amortization of Goodwill
------------------------
     Amortization of goodwill represented costs associated with the acquisition of Ermanco. Due to the application of the non-amortization provision of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized after December 31, 2001 as compared to amortization expense of $351,000 for the nine months ended September 30, 2001.

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

Interest Expense and Interest Income
------------------------------------
     Interest expense of $803,000 was lower by $198,000 for the nine months ended September 30, 2002 than in the nine months ended September 30, 2001. The decrease in interest expense was attributable to the reduced level of term debt due to principal payments and lower interest rates.
     Interest income of $88,000 for the nine months ended September 30, 2002 decreased by $127,000, when compared to the nine months ended September 30, 2001. The decrease in interest income was primarily attributable to a reduction in the level of interest rates pertaining to short-term investments.

Equity in Income of Joint Ventures
----------------------------------
     Equity in income of joint ventures represents the Company's proportionate share of its investment in the SI/BAKER joint venture and prior to January 1, 2002 its investment in the SI-Egemin joint venture, that are accounted for under the equity method. The net unfavorable variance of $320,000 in the equity in income of joint ventures for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was comprised of decreased earnings of approximately $384,000 attributable to the SI/BAKER joint venture and decreased losses of approximately $64,000 attributable to the SI-Egemin joint venture.
     The unfavorable variance of $384,000 for the nine months ended September 30, 2002 in the equity in income of the SI/BAKER joint venture was attributable to a decline in sales of approximately $3,629,000, an increase of $107,000 in product development costs, an increase of $107,000 in selling, general and administrative expenses, and a reduction of $108,000 in interest income as compared to the nine months ended September 30, 2001. The sales decrease was primarily attributable to a larger backlog of orders at the beginning of the prior fiscal year and a lower volume of orders received during the first nine months of 2002, primarily associated with the current economic slowdown. SI/BAKER increased product development costs aimed at enhancing the Company's product offerings, while selling, general and administrative expenses primarily

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ----------------------------------------------------------------
              Results of Operations
              ---------------------


Results of Operations
---------------------

(a) Nine Months Ended September 30, 2002 Versus Nine Months Ended September 30,
    ---------------------------------------------------------------------------
    2001
    ----

Equity in Income of Joint Ventures (Continued)
----------------------------------
rose due to the addition of resources aimed at expanding the customer base. The unfavorable variance in interest income was primarily attributable to a reduction in the level of funds and interest rates pertaining to short-term investments. Partially offsetting the aforementioned unfavorable variances was a reduction of $146,000 in revenue-based royalty costs due to the parent companies.
     The Company divested of its investment in the SI-Egemin joint venture at the end of calendar year 2001. The favorable variance of $64,000 for the nine months ended September 30, 2002 in the equity in income of the SI-Egemin joint venture was attributable to the prior fiscal year containing operating expenses of the joint venture.

Other Income, Net
-----------------
     The favorable variance of $245,000 in other income, net for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was primarily attributable to $300,000 of short-term licensing income received during the first half of 2002 relating to certain real property of the Company's Easton, Pennsylvania facility. Also contributing to the favorable variance in other income, net for the nine months ended September 30, 2002 was a gain on the sale of excess fixed assets associated with the Company's Easton, Pennsylvania facility during the first quarter of 2002 of approximately $100,000. Partially offsetting the favorable variance in other income, net was a reduction of revenue-based royalty income from the Company's SI/BAKER joint venture and license agreements related to international conveyor system sales.

Income Tax Expense
------------------
     The Company recognized income tax expense of $41,000 during the nine months ended September 30, 2002, compared to the recognition of an income tax benefit of $155,000 in the comparable prior year period. The income tax benefit recognized for the nine months ended September 30, 2001 represented the carryback of losses experienced during the nine months of 2001 against prior year income. Income tax expense for the first nine months of 2002 was generally recorded at statutory federal and state tax rates.

Backlog of Orders
-----------------
     The total backlog of orders at September 30, 2002 was approximately $9,845,000. During the nine months ended September 30, 2002, the Company received orders totaling approximately $26,174,000.


(b)  Three Months Ended September 30, 2002 Versus Three Months Ended September
     -------------------------------------------------------------------------
     30, 2001
     --------

     With the exception of the following Statement of Operations captions, changes in the third quarter of calendar year 2002 compared to the prior year were consistent with those previously noted above for the nine month period.

     The Company's net loss for the three months ended September 30, 2002 was $402,000 compared to net earnings of $469,000 for the three months ended September 30, 2001. Contributing to the net loss for the three months ended September 30, 2002 was a decrease in sales of $3,786,000 due to the current economic slowdown, and severance costs of $171,000 due to a reduction in office associates.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ----------------------------------------------------------------
              Results of Operations
              ---------------------


Results of Operations
---------------------

(b)  Three Months Ended September 30, 2002 Versus Three Months Ended September
     -------------------------------------------------------------------------
     30, 2001 (Continued)
     --------

Net Sales and Gross Profit on Sales
-----------------------------------
     Net sales of $9,010,000 for the three months ended September 30, 2002 decreased 29.6% compared to net sales of $12,796,000 for the three months ended September 30, 2001. The sales decrease of $3,786,000 was primarily attributable to a lower volume of orders associated with the current economic slowdown. The net sales decrease was comprised of a decrease in SI Systems branded sales of approximately $620,000 and a decrease in Ermanco branded sales of approximately $3,166,000 for the three months ended September 30, 2002 when compared to the three months ended September 30, 2001. The decline in SI Systems branded sales was primarily due to the prior year comparable period containing a greater amount of aftermarket sales related to Cartrac(R) products. The decline in Ermanco branded sales was primarily due to the prior year comparable period containing a greater amount of sales to distributors and companies in the technology sector.
     Gross profit, as a percentage of sales, was 21.0% for the three months ended September 30, 2002 compared to 25.8% for the three months ended September 30, 2001. Gross profit, as a percentage of sales, for the three months ended September 30, 2002 was unfavorably impacted by approximately 2% due to the underabsorption of overhead costs caused by a decline in sales volume. Gross profit, as a percentage of sales, for the three months ended September 30, 2001 was favorably impacted by approximately 2.0% as a result of the reversal of previously established contract accruals due to changes in cost estimates.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $2,251,000 were higher by $38,000 for the three months ended September 30, 2002 than in the three months ended September 30, 2001. The increase was primarily attributable to $171,000 of expenses pertaining to a reduction of office associates during the third quarter of 2002, partially offset by a reduction in compensation expense of approximately $130,000 based on profit performance.

Other Income, Net
-----------------
     The unfavorable variance of $77,000 in other income, net for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 was primarily attributable to a reduction of revenue-based royalty income from the Company's SI/BAKER joint venture and license agreements related to international conveyor system sales.

Income Tax Expense
------------------
     The Company recognized an income tax benefit of $267,000 during the three months ended September 30, 2002 compared to the recognition of income tax expense of $366,000 during the three months ended September 30, 2001. The income tax benefit recognized for the three months ended September 30, 2002 represented the carryback of losses experienced during the three months ended September 30, 2002 against prior period income. Income tax expense for the three months ended September 30, 2001 was generally recorded at statutory federal and state tax rates.

Item 2.       Management's Discussion and Analysis of Financial Condition and
------        ----------------------------------------------------------------
              Results of Operations
              ---------------------


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

Item 4.       Controls and Procedures
-------       -----------------------


(a)  Evaluation Of Disclosure Controls And Procedures
     ------------------------------------------------
     The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of filing date of the quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

(b)  Changes in Internal Controls
     ----------------------------
     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

                          PART II -- OTHER INFORMATION
                          ----------------------------


Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

              (a)  Exhibits:

                   10.23 Amended and Restated Executive Employment Agreement with Leon C. Kirschner dated as of August 28, 2002 (filed herewith).
                   10.24 Sixth Amendment to Line of Credit Note and Loan Agreement dated August 9, 2002 (filed herewith).
                   99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by William R. Johnson, President and CEO, and Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).

              (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

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

                              PARAGON TECHNOLOGIES, INC.



                              /S/ William R. Johnson
                              -----------------------------------------------
                              William R. Johnson
                              President & CEO



                              /S/ Ronald J. Semanick
                              -----------------------------------------------
                              Ronald J. Semanick
                              Chief Financial Officer





Dated:      November 14, 2002
        ------------------------

                                  CERTIFICATION

I, William R. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Paragon Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002
       ---------------------


/s/ William R. Johnson
----------------------------
William R. Johnson
President and CEO

                                  CERTIFICATION

I, Ronald J. Semanick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Paragon Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:        November 14, 2002
       ------------------------------


/s/ Ronald J. Semanick
-------------------------------------
Ronald J. Semanick
Chief Financial Officer, and
Vice President - Finance and Treasurer