Form 10-K
period 2002-12-31
PARAGON TECHNOLOGIES INC
filed 2003-03-27
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-K
                                    ---------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended:                                      Commission file number:
    December 31, 2002                                           1-15729

                           PARAGON TECHNOLOGIES, INC.
                           --------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

            Delaware                                    22-1643428
            --------                                    ----------
(State Or Other Jurisdiction of             (I.R.S. Employer Identification No.)
         Incorporation)

 600 Kuebler Road, Easton, Pennsylvania                                 18040
 --------------------------------------                                 -----
(Address Of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:                 610-252-3205

Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of Exchange
            Title of Class                                 on Which Registered
---------------------------------------                  -----------------------
Common Stock, Par Value $1.00 Per Share                  American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:                 None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes |X|       No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by checkmark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).                          Yes |_|       No |X|

     Aggregate market value of common stock held by non-affiliates (based on the closing price on The American Stock Exchange) on June 28, 2002 was approximately $18.4 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by June 28, 2002 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

     The number of shares outstanding of the Registrant's Common Stock, as of March 6, 2003 was 4,256,098.


DOCUMENTS INCORPORATED BY REFERENCE                                        None.

                                TABLE OF CONTENTS
                                -----------------


Part I.........................................................................3

     Item 1.      Business.....................................................3
     Item 2.      Properties..................................................11
     Item 3.      Legal Proceedings...........................................11
     Item 4.      Submission of Matters to a Vote of Security Holders.........11


Part II.......................................................................12

     Item 5.      Market For The Registrant's Common Equity and Related
                      Stockholder Matters.....................................12
     Item 6.      Selected Financial Data.....................................12
     Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................13
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..25
     Item 8.      Financial Statements and Supplementary Data.................26
     Item 9.      Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosure....................N/A


Part III......................................................................57

     Item 10.     Directors and Executive Officers Of The Registrant..........57
     Item 11.     Executive Compensation......................................60
     Item 12.     Security Ownership of Management and Certain
                      Beneficial Owners.......................................65
     Item 13.     Certain Relationships and Related Transactions..............66
     Item 14.     Controls and Procedures.....................................67


Part IV.......................................................................68

     Item 15.     Exhibits, Financial Statement Schedules and Reports on
                      Form 8-K................................................68

                                     PART I
                                     ------

Item 1.    Business
-------    --------

Company Overview
----------------
     Paragon Technologies, Inc. ("the Company") provides a variety of material handling solutions, including systems, technologies, products, and services for material flow applications. The Company goes to market with a multiple brand, multiple channel strategy under the SI Systems and Ermanco brands. The Company's capabilities include horizontal transportation, rapid dispensing, order fulfillment, computer software, sortation, integrating conveyors and conveyor systems, and aftermarket services.
     The Company was originally incorporated in Pennsylvania in 1958. On December 7, 2001, upon receiving shareholder approval, the Company changed its state of incorporation from Pennsylvania to Delaware.

SI Systems
----------
     The Company's Easton, Pennsylvania operations, (hereafter referred to as "SI Systems"), is a specialized systems integrator supplying SI Systems branded automated material handling systems to manufacturing, assembly, order selection, and distribution operations. The systems are marketed, designed, sold, installed, and serviced by its own staff or agents, generally as labor-saving devices to improve productivity, quality, and reduce costs. SI Systems also operates as a project manager in connection with the installation, integration, and service of its products generally utilizing subcontractors. SI Systems' branded products are utilized to automate the movement or selection of products and are often integrated with other automated equipment such as conveyors and robots. SI Systems' branded integrated material handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique material handling needs. SI Systems' staff develops and designs computer control programs required for the efficient operation of its systems and for optimizing distribution operations. SI Systems' branded products are sold to customers located primarily in North America, including the U.S. government.

Ermanco
-------
     On September 30, 1999, the Company purchased all of the outstanding common stock of Ermanco. The Company's Spring Lake, Michigan operations (hereafter referred to as "Ermanco"), is a manufacturer of Ermanco branded light to medium duty unit handling conveyor products, serving the material handling industry through a worldwide network of approximately 100 experienced material handling equipment distributors and licensees. Ermanco also provides complete conveyor systems for a variety of applications, including distribution and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontractors, and subcontracted installation services. Ermanco supplies material handling systems and equipment to both national and international markets. Ermanco offers services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distribution centers, utilizing sophisticated, custom-designed controls software. Many of Ermanco's sales are to distributors who have non-exclusive agreements with the Company.

                              --------------------

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales by brand during the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

     For the year ended December 31, 2002:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Systems sales......................   $ 11,439           21,584         33,023           86.4%
Aftermarket sales..................      3,467            1,734          5,201           13.6%
                                        ------           ------         ------          -----
Total sales........................   $ 14,906           23,318         38,224          100.0%
                                        ======           ======         ======          =====
As a % of total sales..............      39.0%            61.0%         100.0%

     For the year ended December 31, 2001:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Systems sales......................   $ 14,390           29,700         44,090           86.9%
Aftermarket sales..................      4,618            2,044          6,662           13.1%
                                        ------           ------         ------          -----
Total sales........................   $ 19,008           31,744         50,752          100.0%
                                        ======           ======         ======          =====
As a % of total sales..............      37.5%            62.5%         100.0%

     For the year ended December 31, 2000:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Systems sales......................   $ 24,887           32,857         57,744           89.8%
Aftermarket sales..................      4,762            1,800          6,562           10.2%
                                        ------           ------         ------          -----
Total sales........................   $ 29,649           34,657         64,306          100.0%
                                        ======           ======         ======          =====
As a % of total sales..............      46.1%            53.9%         100.0%

     The Company's products are sold worldwide through its own sales personnel, along with a network of independent distributors and licensees. Domestic and international sales by brand during the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

     For the year ended December 31, 2002:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Domestic sales.....................   $ 14,698           21,844         36,542           95.6%
International sales................        208            1,474          1,682            4.4%
                                        ------           ------         ------          -----
Total sales........................   $ 14,906           23,318         38,224          100.0%
                                        ======           ======         ======          =====

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
                                        ======           ======         ======          =====

     The Company also engages in sales with the U.S. government, which is one of the Company's major customers. Sales to the U.S. government during the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

                                                                                   As a %
                                                                               of Total Sales
                                                                              -----------------
For the year ended December 31, 2002........................      $ 3,381            8.8%
For the year ended December 31, 2001........................        5,219           10.3%
For the year ended December 31, 2000........................        8,157           12.7%


     The Company's backlog of orders at December 31, 2002 was $6,924,000, of which $926,000 was associated with U.S. government projects. The Company's backlog of orders at December 31, 2001 was $13,342,000, of which $2,910,000 was associated with U.S. government projects. The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Fluctuations in the Company's sales and earnings occur with increases or decreases in major installations, since the Company recognizes sales on a percentage of completion basis for its systems contracts. The Company expects to fill, within its 2003 calendar year, all of the December 31, 2002 backlog of orders indicated above.


                                    Products
                                    --------

SI Systems' Branded Products -- Automated Material Handling Systems Segment
---------------------------------------------------------------------------

     SI Systems' branded products encompass the horizontal transport, manufacturing, assembly, order picking (automated and manual), order fulfillment, and inventory replenishment families of products.

Horizontal Transport
--------------------

     LO-TOW(R). LO-TOW(R) is an in-floor towline conveyor. These conveyor
     ------
systems are utilized in the automation of manufacturing, assembly, unit load handling in distribution environments, and large newspaper roll delivery systems. Industries served include the U.S. government, primarily the United States Postal Service and the Defense Logistics Agency, automotive, recreational vehicle, distribution centers, radiation chambers, engine assembly, truck assembly, construction vehicles, newspaper facilities, and farm machinery. This simple, yet reliable component design allows for a variety of configurations well suited for numerous applications. It provides reliable and efficient transportation for unit loads of all types in progressive assembly or distribution applications. Because SI Systems' LO-TOW(R) tow chain used with the system operates at a minimal depth, systems can be installed in existing one-story and multi-story buildings as well as newly constructed facilities. Controls sophistication varies depending upon the application. More complex systems include programmable logic controllers ("PLCs"), personal computers for data collection and operator interface, radio frequency identification and communication, bar code identification, and customer host computer communication interface. The Company believes that SI Systems is the largest supplier of in-floor towline systems in the United States. A typical LO-TOW(R) system requires approximately six months to engineer, manufacture, and install. LO-TOW(R) sales as a percent of total sales were 17.4%, 18.1%, and 22.3% for the years ended December 31, 2002, 2001 and 2000, respectively.

     CARTRAC(R). CARTRAC(R) spinning tube conveyor systems are used in the
     -------
automation of production, and assembly operations throughout various industries. Some of the industries served are automotive, aerospace, appliance, electronics, machine tools, radiation chambers, castings, transportation, and foundries. As part of a fully computerized manufacturing system, CARTRAC(R) offers zero pressure accumulation, high speeds, and smooth acceleration/deceleration capabilities for both light and heavy load capabilities that are well suited for the manufacturing environment where high volume product rate and short cycle time are critical. Some of the more sophisticated systems require a high degree of accuracy and positioning repeatability. For these applications, CARTRAC(R) carriers are positioned in workstations holding very tight tolerances.
     CARTRAC(R) sales, as a percent of total sales, were 1.1%, 0.7%, and 3.4% for the years ended December 31, 2002, 2001 and 2000, respectively.

Order Picking, Fulfillment, and Replenishment Systems
-----------------------------------------------------

     DISPEN-SI-MATIC(TM) and Automated Picking/Replenishment Solutions
     -----------------------------------------------------------------
     Automation of the order selection process to pick customers' orders with accuracy, speed, and minimum human interface has been a challenge facing the material handling industry for quite some time. DISPEN-SI-MATIC(TM) offers an ideal solution for reducing inefficiencies, labor-intensive methods, and long-time deliveries where high volume of small orders must be picked and fulfilled. Industries served include pharmaceutical, entertainment, vision, nutritional supplements, health and beauty aids, cosmetics, and an assortment of various soft goods.
     SI Systems' branded products include a variety of DISPEN-SI-MATIC(TM) models for automated order selection, where volume, speed, accuracy, and efficiency are of the essence. The Pick-to-Belt, Totes Through, and Buckets Through are solutions that provide ultra-high throughput for loose-pick individual items. Additionally, the DISPEN-SI-MATIC(TM) allows a package to be dispensed directly into a tote, thus achieving a high degree of accuracy in order picking and fulfillment.
     The "P4"(TM) automated, single unit order picking system, is an additional product offering. An advantage of P4(TM) is its ability to pick and convey products in a single file with consistent orientation to a downstream secondary process. The system can be configured for different package sizes.
     SI Systems' capabilities also include gantry picking, which involves the fulfillment of orders as well as inventory replenishment, utilizing automated gantry/robotic technology. Certain customer applications and order profiles are well suited for this solution.
     SI Systems has also enjoyed success in the automation of customer "returns" systems. This process includes unpackaging, conveyors, workstations, computers, and controls.
     DISPEN-SI-MATIC(TM) controls are high-speed, PC-based systems, utilizing SI Systems' proprietary software and architecture. Hardware and software flexibility assures reliable interfacing with the customer's host computer.
     SI Systems' branded technologies include automated picking and replenishment solutions that complement DISPEN-SI-MATIC(TM), thus offering the Company's customers a comprehensive solution in order picking and fulfillment where volume of orders are processed with a high degree of accuracy. These highly sophisticated systems require customization tailored to each individual customer's requirements. SI Systems personnel are well known for their creativity, innovation, and understanding customers' needs in order to achieve the ultimate solution.
     A typical DISPEN-SI-MATIC(TM) and automated picking and replenishment system requires approximately six to nine months to engineer, manufacture, and install.
     DISPEN-SI-MATIC(TM) and the related order picking, fulfillment, and replenishment systems sales (including sales of Automated Pharmacy Systems to the SI/BAKER, INC. ("SI/BAKER") joint venture), as a percent of total sales, were 11.5%, 9.2%, and 12.4% for the years ended December 31, 2002, 2001 and 2000, respectively.

     SI/BAKER, INC. (Automated Pharmacy Systems)
     -------------------------------------------
     On March 1, 1993, the Company and Automated Prescription Systems, Inc. of Pineville, Louisiana formed a 50/50 joint venture, SI/BAKER, INC. On September 29, 1998, McKesson HBOC, Inc. [NYSE:MCK], a healthcare supply management company, announced the completion of its acquisition of Automated Prescription Systems, Inc. Automated Prescription Systems, Inc. was renamed McKesson Automation Systems Inc. ("McKesson Automation"). SI/BAKER draws upon the automated material handling systems experience of the Company and the automated pill counting and dispensing products of McKesson Automation to provide automated pharmacy systems.
     SI/BAKER, was formed to address the rapidly evolving automation needs of managed care pharmacy operations which fill prescriptions by mail for the clients of health care provision plans. The demographics of the aging population in the United States and the emphasis on reduced health care costs, of which prescription costs are a major part, is the driving force behind the automation of mail order and the growing, central fill pharmacy operations. SI/BAKER focuses on providing technologically advanced, automated prescription filling systems to this growing market.
     The Company receives royalty income from SI/BAKER at a rate of 2% of SI/BAKER gross sales for marketing and sales efforts on behalf of SI/BAKER. The Company accounts for its investment in the joint venture on the equity basis by recognizing its proportionate share (50%) of SI/BAKER net earnings. Information pertaining to the SI/BAKER joint venture is included in Note 11 of Notes to Consolidated Financial Statements. See also Contingencies in Note 8 of Notes to Consolidated Financial Statements. See also Schedule A for SI/BAKER's Financial Statements and Independent Auditors' Report thereon.

Ermanco Branded Products -- Conveyor Systems Segment
----------------------------------------------------

Conveyor Systems
----------------
     Ermanco branded products encompass the conveyor and sortation systems segment of the business.
     Ermanco supplies material handling systems and equipment to both national and international markets. Ermanco offers services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distributions centers, utilizing sophisticated, custom-designed controls software. Ermanco often combines various components of its technologies as part of a total system solution.
     Ermanco's accumulation technologies encompass XenoROL(R) line-shaft-driven live roller conveyor, NBA-23(TM) narrow belt accumulation conveyor, AccuROL(R) belt-driven live roller conveyor, and IntelliROL(R) motorized-roller conveyor. Ermanco's proven sortation systems include technologies such as urethane belt transfers (UBTs); ERS(R) right angle sorters; multi-stage, air-operated pushers; ESA60(R) swing arm diverters; NBS 30(R), NBS 90(R), and NBS 90-SP(R) narrow belt sorters. Ermanco's Command Systems Software(R), a suite of software routines, is available to meet the configuration, operation, and specific parameters of individual systems. Ermanco branded sales as a percent of total sales were 61.0%, 62.5%, and 53.9% for the years ended December 31, 2002, 2001, and 2000, respectively.

                              --------------------

                                Product Warranty
                                ----------------
     The Company's products are warranted against defects in materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales and warranty experience.

                               Sales and Marketing
                               -------------------
     The Company goes to market with a multiple brand, multiple channel strategy under the SI Systems and Ermanco brands.

SI Systems
----------
     SI Systems' sales of SI Systems' branded products are made through SI Systems' internal sales personnel. The systems are sold on a fixed-price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the customer until the system has been accepted. Customers include major manufacturers, technology organizations, and distributors of a wide variety of products, as well as the U.S. government. In the year ended December 31, 2002, the U.S. government accounted for sales of $3,381,000 or 8.8% of total sales, of which the U.S. Postal Service accounted for sales of $3,168,000 or 8.3% of total sales. In the year ended December 31, 2001, the U.S. government accounted for sales of $5,219,000 or 10.3% of total sales, of which the U.S. Postal Service accounted for sales of $5,038,000 or 9.9% of total sales. In the year ended December 31, 2000, Brandt & Hill Inc. accounted for sales of $10,979,000 or 17.1% of total sales, and the U.S. government accounted for sales of $8,157,000 or 12.7% of total sales, of which the U.S. Postal Service accounted for sales of $7,425,000 or 11.5% of total sales. A significant amount of business is derived from existing customers through the sale of additional systems, additions to existing systems, plus parts and service. The Company is not substantially dependent upon any one customer, however, the Company's business is dependent upon a limited number of customers.

Ermanco
-------
     Ermanco branded products are sold primarily through a worldwide network of approximately 100 experienced material handling equipment distributors and licensees. The distributors locate opportunities that they may fulfill themselves by purchasing products and/or services from Ermanco and take the order in their name, acting as the system integrator, or they may elect to have Ermanco assume the role of system integrator. In the latter case, Ermanco will negotiate the contract with the end user and assume total system responsibility, providing the distributor with a "finder's fee." Approximately 90% of Ermanco's volume is orders processed by distributors, and 10% of the volume is orders processed with the end user. Depending upon the distribution channel that is used, the typical number of competitors on any particular project varies. Licensees are located in Japan and the Republic of South Africa, with global affiliates in Brazil, Canada, Ireland, and the United Kingdom. Ermanco branded products and services are sold on a fixed-price basis. In the year ended December 31, 2002, no one Ermanco branded customer accounted for revenues in excess of 10% of total sales. Generally, contract terms are net 30 days for product and parts sales, with progress payments for system-type projects.

                                   Competition
                                   -----------
     The material handling industry includes many products, devices, and systems competitive with those of the Company. As in the case of other technically oriented companies, there is a risk that the Company's business may be adversely affected by technological advances made by its competitors. However, the Company believes that its competitive advantages include its reputation in the material handling field and proven capabilities in the markets in which it concentrates. Its disadvantages include its relatively small size as compared to certain of its larger competitors.

SI Systems
----------
     SI Systems' CARTRAC(R) system competes with various alternative material handling technologies, including automated guided vehicle systems, electrified monorail and pallet skid systems, power and free conveyor systems, and belt and roller conveyor systems. Five principal competitors supply equipment similar to the CARTRAC(R) system. However, the Company believes that the CARTRAC(R) system's advantages, such as controlled acceleration and deceleration, high speed, individual carrier control, and right angle turning, are significant distinctive features providing competitive advantages.
     There are four principal competitors supplying equipment similar to the LO-TOW(R) system. Competition in this field is primarily in the areas of price, experience, systems performance, and features. SI Systems is a leading provider of LO-TOW(R) systems, based on Conveyor Equipment Manufacturers Association
(CEMA) United States market statistics.

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

Ermanco
-------
     The 2002-2003 Conveyor Equipment Manufacturers Association yearbook includes 28 companies in the list of members in the Unit Handling Conveyors (Light to Medium) classification (SIC 353501). Twenty-two members report statistics on a monthly basis in this category, with booked sales of $1.27 billion in 2002. Many companies are involved in more than this one category. Many of these companies pursue opportunities with a direct sales force. Ermanco branded products are sold primarily through a distributor network of independently owned and operated companies as its primary channel. There are approximately 1,000 companies listed under the Conveying and Conveying Equipment
- Wholesale classification (SIC 508410); however, this includes those companies involved in bulk material handling and unit conveyor handling.

                                  Raw Materials
                                  -------------
     The Company has not been adversely affected by energy or raw materials shortages. Its Spring Lake, Michigan plant uses natural gas for heating and electricity to operate its machinery. The principal raw material purchased by the Company is steel, which the Company purchases from various suppliers. The Company also purchases components from various suppliers that are incorporated into the Company's finished products.

                        Patents, Copyrights, and Licenses
                        ---------------------------------
     The Company seeks patents, trademarks and other intellectual property rights to protect and preserve its proprietary technology and its rights to capitalize on the results of research and development activities. The Company seeks copyright protection for its proprietary software. The Company also relies on trade secrets, know-how, technological innovations, and licensing opportunities to provide it with competitive advantages in its market and to accelerate new product introductions.
     It is the Company's policy to require its professional and technical employees and consultants to execute confidentiality agreements at the time that they enter into employment or consulting relationships with the Company. These agreements provide that all confidential information developed by, or known to, the individual during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreement provides that all inventions conceived by the employee during his tenure at the Company will be the exclusive property of the Company.
     The Company holds approximately 23 patents, of which 15 have been issued in the United States, with lives that expire through May 2020, and the Company has 9 pending patent applications. Significant design features of the CARTRAC(R), LO-TOW(R), Sortation, and DISPEN-SI-MATIC(TM) systems are covered by patents or patent applications in the United States.
     The Company's significant patents pertain mainly to the following areas: vehicles and carrier design, loading and unloading products, speed and precision control, track design and assembly, accumulation of vehicles, and simultaneous order requests processing equipment. CARTRAC(R), ROBOLITE(R), ROBODRIVE(R), LO-TOW(R), SWITCH-CART(R), MINI-CARTRAC(R), SI ORDERMATIC(R), ACCUPIC(R), XenoROL(R), EWX100(R), Command Systems Software (CSS)(R), ERS(R), ESA60(R), LightWORX(R), MCN2000(R), MTN 2000(R), NBS(R), XcelSORT(R), XenoPRESSURE(R), XenoSORT(R), XenoTRACTION(R), NBS 30(R), NBS 90(R), and AccuROL(R) are registered trademarks of the Company. ROBORAIL(TM), IntelliROL(TM), DISPEN-SI-MATIC(TM), NBS 90-SP(R), NBA(TM), NBT(TM), CRUZcontrol(TM), and "P4"(TM) are trademarks of the Company.

SI Systems
----------
     During the fiscal year ended February 25, 1990, the Company entered into a renewable five-year licensing agreement with Knapp to acquire the exclusive right to sell, engineer, manufacture, and install the DISPEN-SI-MATIC(TM) product throughout North America. The licensing agreement was amended on April 29, 1997. The amendment, also with a term of five years and automatically renewable for additional one-year terms, retained many of the salient features of the original licensing agreement with the exception of a change from an exclusive right to a non-exclusive right and a reduction in royalties due Knapp for sales of the DISPEN-SI-MATIC(TM) product by the Company. Under terms of the licensing agreement, the Company pays royalties to Knapp based on the number of dispensers per system with a minimum payment applicable to each system. The Company has given notice to Knapp that the licensing agreement will terminate effective April 29, 2003. Nevertheless, pursuant to the terms of the licensing agreement, the termination is not expected to have a material impact on the Company's use of DISPEN-SI-MATIC(TM) technology. Royalty expense relating to the Knapp licensing agreement for the years ended December 31, 2002, 2001, and 2000 was $20,000, $16,000, and $47,000, respectively.

Ermanco
-------
     Ermanco currently has license agreements with two foreign companies. These agreements typically permit the licensee to manufacture conveyors using Ermanco branded technology. Royalties are received based on sales volume. Royalty income received from the license agreements in the years ended December 31, 2002, 2001, and 2000 was $17,000, $66,000, and $108,000, respectively.

                               Product Development
                               -------------------
     Product development costs, including patent expense, were $358,000, $456,000, and $175,000 for the years ended December 31, 2002, 2001, and 2000, respectively.
     Development programs in the year ended December 31, 2002 included the new NBA-23(TM) narrow belt accumulation conveyor and improvements to the Company's sortation conveyor technologies and Order Picking, Fulfillment, and Replenishment systems.
     Development programs in the year ended December 31, 2001 included enhancements to the Company's NBS 30(R), NBS 90(R), and NBS 90-SP(R) narrow belt sorters and Order Picking, Fulfillment, and Replenishment systems.
     Development programs in the year ended December 31, 2000 included enhancements to the Company's Order Picking, Fulfillment, and Replenishment systems and new products that were introduced in February 2001. The new products, NBS 30(R) and NBS 90(R), are narrow belt sorters that contain high-friction divert wheels that raise between the belts, enabling product to be diverted at a 30 or 90-degree angle.
     The Company aggressively pursues continual research of new product development opportunities, with a concentrated effort to improve existing technologies that improve customer efficiency. The Company also develops new products and integration capabilities that are financed through customer projects.

                                    Employees
                                    ---------
     The Company currently employs three executive officers.
     The Company provides life insurance, major medical insurance, retirement programs, and paid vacation and sick leave benefits, and considers its relations with employees to be satisfactory.

SI Systems
----------
     As of December 31, 2002, the Company's Easton, Pennsylvania operation employed 43 office employees, including salespersons, draftspersons, and engineers. During the second quarter of 2001, the Company restructured its business operations. In conjunction with the restructuring plan, the Company reduced the number of office employees and discontinued production operations at its Easton, Pennsylvania facility. All production employees working in the Easton, Pennsylvania manufacturing plant were laid off by the end of November 2001. Prior to the restructuring, the Company employed approximately 20 production employees, with an additional 27 individuals on an extended layoff. SI Systems also operates as a project manager in connection with the installation, integration, and service of its products generally utilizing subcontractors.

Ermanco
-------
     As of December 31, 2002, the Company's Spring Lake, Michigan operation employed 131 persons, including 59 office employees and 72 manufacturing employees. All manufacturing employees are collective bargaining personnel. The current collective bargaining agreement expires on May 31, 2003. The Company has opened negotiations with the collective bargaining group and anticipates a successful conclusion.


Item 2.    Properties and Leases
-------    ---------------------

     SI Systems' principal office is located in a 173,000 square foot concrete, brick, and steel facility in Easton, Pennsylvania. Subsequent to December 31, 2002, the Company sold its Easton, Pennsylvania facility. Significant terms of the agreement of sale include a sales price of $2,925,000 and also a leaseback of 25,000 square feet of office space for five years by the Company.
     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $32,858 (with annual increases of 2.5%), which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require payment by Ermanco of all taxes, insurance, and other ownership-related costs of the property. This operating lease expires on September 30, 2004.
     The Company believes that its Spring Lake, Michigan facility is adequate for its current operations. Due to the timing and receipt of new orders, the Company's operations experience fluctuations in workload due to the timing of customer job completion requirements. Currently, the Company's facilities are adequate to handle these fluctuations. In the event of an unusual demand in workload, the Company supplements its internal operations with outside subcontractors that perform services for the Company in order to complete contractual requirements for its customers. The Company will continue to utilize internal personnel and its own facilities and, when necessary and/or cost effective, outside subcontractors to complete contracts in a timely fashion in order to address the needs of its customers.
     In order to obtain a line of credit and term loan to complete the acquisition of Ermanco, the Company granted its principal bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate owned.


Item 3.    Legal Proceedings
-------    -----------------

     The Company is from time to time a party to litigation arising in the ordinary course of its business. The Company is not currently party to any material litigation.


Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

                                     PART II
                                     -------


Item 5.    Market For The Registrant's Common Stock And Related Security
-------    -------------------------------------------------------------
           Holder Matters
           --------------

     The Company's common stock trades on the American Stock Exchange (Amex) under the symbol "PTG." The high and low sales prices for the years ended December 31, 2002 and 2001 are as follows:

                                           For the Year Ended         For the Year Ended
                                            December 31, 2002          December 31, 2001
                                       ------------------------    ------------------------
                                          High           Low          High          Low
                                       ----------    ----------    ----------    ----------
First Quarter...........................  8.95           7.90         10.00         7.45
Second Quarter..........................  8.50           7.85          8.05         7.00
Third Quarter...........................  8.30           6.80          7.60         7.10
Fourth Quarter .........................  8.50           7.63          8.75         7.35


     The Company did not pay any cash dividends during the years ended December 31, 2002 and 2001, and the Company has no present intention to declare cash dividends. In accordance with the terms and conditions of the Company's line of credit and term loan with its principal bank, the Company is restricted from paying dividends in excess of 15% of net earnings.

     The number of beneficial holders of the Company's common stock at December 31, 2002 was approximately 1,067.

     The closing market price of the Company's common stock on March 6, 2003 was $8.45.


Item 6.    Selected Financial Data
-------    -----------------------

     The following table sets forth the Company's selected consolidated financial information for the five years in the year ended December 31, 2002. On September 30, 1999, the Company concluded the acquisition of all of the outstanding common stock of Ermanco. The results for the years ended December 31, 2002, 2001, and 2000 include the operating results of Ermanco for the entire year; however, results for the ten months ended December 31, 1999, included the operating results of Ermanco from October 1, 1999 through December 31, 1999 only. The selected consolidated financial data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results. The information presented below is in thousands, except per share amounts.

                                                                                                                      For the
                                                                                            For the Ten             Fiscal Year
                                              For the Years Ended                           Months Ended               Ended
                                 -------------------------------------------- ----------------------------------- --------------
                                                                                                    12/31/98
                                    12/31/02       12/31/01       12/31/00        12/31/99        (Unaudited)         2/28/99
                                 -------------  ------------- --------------- ---------------- ------------------ --------------
Net sales...................        $38,224         50,752        64,306          41,108            31,603              39,573
Net earnings (loss).........            663            (62)        3,480          (2,780)              779               1,378
Basic earnings (loss)
  per share.................            .16           (.01)          .83            (.72)              .21                 .37
Diluted earnings (loss)
  per share.................            .15           (.01)          .82            (.73)              .21                 .36
Total assets................         36,703         41,343        45,917          45,406            23,941              23,580
Long-term liabilities.......          9,402         11,074        13,744          15,670               233                 228
Cash dividends per
  share.....................             -              -             -             .10               .10                 .10

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


Liquidity And Capital Resources
-------------------------------

     The Company's cash and cash equivalents decreased to $5,385,000 at December 31, 2002 from $6,114,000 at December 31, 2001. The decrease resulted from the repayment of long-term debt of $3,505,000, payment of $865,000 in restricted cash as an escrow deposit on current installments of long-term debt, and purchase of capital equipment of $275,000. Partially offsetting the decrease in cash and cash equivalents from these uses was cash provided by operating activities of $3,555,000, proceeds of $200,000 from the disposition of equipment, and proceeds of $125,000 from the sale of a joint venture. Funds provided by operating activities during the year ended December 31, 2001 were $934,000. Funds provided by operating activities during the year ended December 31, 2002 as compared to funds provided by operating activities during the year ended December 31, 2001 increased primarily due to the net earnings experienced by the Company during the year ended December 31, 2002 and a reduction in net working capital, exclusive of the current installments of term debt. Funds provided by operating activities during the year ended December 31, 2000 were $5,071,000.

Acquisition of Ermanco Incorporated
-----------------------------------
     On September 30, 1999, the Company acquired all of the outstanding common stock of Ermanco. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a line of credit facility which may not exceed the lesser of $1,000,000, as amended, or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment. This amount will be reduced by the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of December 31, 2002, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2003. The line of credit facility is not critical to the Company's operations.
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its bank. During the first two years of the term loan, the Company was obligated to repay equal quarterly payments of $312,500 plus accrued interest. After September 30, 2001, the Company commenced making equal quarterly payments of $575,000 plus interest, continuing until the loan is fully repaid. In connection with an amendment entered into in November 2002, the Company prepaid, without penalty, $1,200,000 of the term loan, reducing the balance of the term loan to $5,987,500, and placed $1,150,000 in escrow with the Company's principal bank. Beginning with the quarter ended December 31, 2002, the escrow amount will be reduced by $287,500 every quarter and applied to the principal portion of the term loan until the escrow amount reaches zero. As of December 31, 2002, the outstanding balance of the term loan was $5,700,000, and the escrow amount was $865,000. The Company will resume making quarterly payments of $575,000 plus accrued interest beginning with the quarter ending December 31, 2003. The interest rate on the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate plus 3%, which was 4.4% as of December 31, 2002. The Company also entered into an interest rate swap agreement for a portion of the term loan to hedge the floating interest rate. At December 31, 2002, the notional amount of the seven-year interest rate swap was $4,312,500, and it fixes interest at a rate of 9.38%. As of December 31, 2002, the liability associated with the fair value of the cash flow hedge was approximately $401,000.

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


Liquidity And Capital Resources
-------------------------------

Acquisition of Ermanco Incorporated (Continued)
-----------------------------------
     Subsequent to December 31, 2002, the Company sold its Easton, Pennsylvania facility. Significant terms of the agreement of sale include a sales price of $2,925,000 and also a leaseback of 25,000 square feet of office space for five years by the Company. In accordance with the loan agreement in connection with the sale, the Company prepaid, without penalty, $1,387,500 of the term loan, reducing the balance of the term loan to $4,312,500, and increased the escrow amount by $387,500 to $1,252,500.
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, maintenance of certain financial ratios, and as amended, maintenance of a minimum cash balance covenant of $4,000,000, inclusive of restricted cash. The Company was in compliance with all covenants as of December 31, 2002.
     On September 30, 1999, the Company also issued promissory notes to fourteen stockholders of Ermanco, two of which are directors of the Company (Messrs. Shulman and Kirschner), in the aggregate principal amount of $3,000,000. The notes have a term of seven years and bear interest at an annual rate of 10% through September 30, 2002, 12% from October 1, 2002 through September 30, 2004, and 14% from October 1, 2004 through September 30, 2006. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under the Company's line of credit facility and term loan. Since July 1, 2001 through September 30, 2003, the Company has been and will be prohibited from making any cash payments of subordinated debt and interest. However, the bank waived the restriction from paying interest on the subordinated debt in the form of cash for the fourth quarter ended December 31, 2001 and the quarter ended March 31, 2002. Beginning with the quarter ending December 31, 2003, interest payments on the subordinated debt may be made in the form of cash if the Company is in full compliance with all the financial covenants set forth in the Loan Agreement, as amended, with the Company's principal bank. The Company intends to satisfy its quarterly interest obligations with the issuance of the Company's common stock in the event the Company's principal bank does not grant waivers regarding the making of cash payments of interest on subordinated debt.

Commitments and Contingencies
-----------------------------
     Ermanco's operations are located in an 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $32,858 (with annual increases of 2.5%), which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004.
     The Company also leases certain automobiles and office equipment, office space, computer equipment, and software under various operating leases with terms extending through September 2007.

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


Liquidity And Capital Resources
-------------------------------

Commitments and Contingencies (Continued)
-----------------------------
     On March 4, 1996, SI/BAKER established a $3,000,000 line of credit facility (the "Facility") with its principal bank (the "bank"). Under the terms of the Facility, SI/BAKER's parent companies, Paragon Technologies, Inc. and McKesson Automation Systems Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. As of December 31, 2002, SI/BAKER did not have any borrowings under the Facility, and the Facility expires effective June 30, 2003.
     Future contractual obligations and commercial commitments at December 31, 2002 as noted above are as follows:

                                             Payments Due by Period
                 ---------------------------------------------------------------------------
                                  Less Than
                       Total        1 Year    2 Years      3 Years     4 Years      5 Years
                       -----      ---------   -------      -------     -------      -------
Contractual
obligations:
  Term loan......  $ 5,700,000   1,437,000   2,300,000    1,963,000           -            -

  Interest rate
   swap..........      401,000           -           -            -     401,000            -

  Subordinated
   notes
   payable.......    3,000,000           -           -            -   3,000,000            -

  Operating
   leases.......
                     1,027,000     540,000     416,000       64,000       4,000        3,000
                    ----------   ---------   ---------    ---------   ---------     ---------

   Total.........  $10,128,000   1,977,000   2,716,000    2,027,000   3,405,000        3,000
                    ==========   =========   =========    =========   =========     =========

                                                        Amount of Commitment
                                                       Expiration Per Period
                                  ----------------------------------------------------------------
                   Total Amounts     Less Than
                     Committed        1 Year       2 Years      3 Years      4 Years      5 Years
                   -------------      ------       -------      -------      -------      -------
Other
commercial
commitments:
  Guarantees.....   $ 1,000,000     1,000,000         -            -            -            -
  Line of credit.             -           -           -            -            -            -

     In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility and leaseback of 25,000 square feet of office space for five years, future contractual obligations over the term of the lease are as follows:

                 2003...............................  $   177,000
                 2004...............................      211,000
                 2005...............................      218,000
                 2006...............................      224,000
                 2007...............................      231,000
                 2008...............................       34,000
                                                        ---------
                   Total............................  $ 1,095,000
                                                        =========

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


Liquidity And Capital Resources
-------------------------------

Other Liquidity and Capital Resource Matters
--------------------------------------------
     The Company anticipates that its financial resources, consisting of cash generated from operations, will be adequate to satisfy its future cash requirements through the next year. If the Company is unable to meet the terms of its financial covenants relating to its outstanding indebtedness and is unable to receive a waiver from its lender, a default could result under the Company's borrowing agreements. A default may result in the acceleration of the Company's indebtedness and cause the Company's debt to become immediately due and payable. If acceleration occurs, the Company may not be able to repay its debt, and the Company may not be able to borrow sufficient additional funds to refinance such debt. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers.
        The Company plans to consider all strategic alternatives to increase shareholder value, including expansion opportunities as they arise, although the ongoing operating results of the Company, the restrictive covenants associated with the financing obtained from the Company's principal bank, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion.


Results of Operations - For The Year Ended December 31, 2002 Compared To The
----------------------------------------------------------------------------
Year Ended December 31, 2001
----------------------------
     The Company's net earnings for the year ended December 31, 2002 were $663,000 compared to a net loss of $62,000 for the year ended December 31, 2001. Contributing to the net earnings for the year ended December 31, 2002 was other income from the short-term licensing of certain real property of $300,000 and a gain on the sale of excess fixed assets of $91,000, a restructuring credit of $859,000 pertaining to the partial settlement of pension obligations associated with the Company's terminated pension plan, and the application of the non-amortization provision of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," whereby goodwill is no longer amortized thereby resulting in an increase to pre-tax income of $468,000. Partially offsetting the favorable impact of the aforementioned items were severance charges of $154,000. Contributing to the net loss for the year ended December 31, 2001 were restructuring charges of $1,538,000, severance charges of $259,000, and $310,000 of charges related to a strategic transaction that was not completed.

Net Sales and Gross Profit on Sales
-----------------------------------
     Net sales of $38,224,000 for the year ended December 31, 2002 decreased 24.7% compared to net sales of $50,752,000 for the year ended December 31, 2001. The sales decrease of $12,528,000 was primarily attributable to a lower volume of orders associated with the current economic slowdown and competitive pricing pressures. The net sales decrease was comprised of a decrease in Ermanco's branded sales of approximately $8,426,000 and a decrease in SI Systems' branded sales of approximately $4,102,000 for the year ended December 31, 2002, when compared to the year ended December 31, 2001. The decline in Ermanco branded sales was primarily due to the prior year comparable period containing a greater amount of sales related to distributors and companies in the technology sector. The decline in SI Systems' branded sales was primarily due to the prior year comparable period containing a greater amount of sales related to the LO-TOW(R) product line. Contributing to the reduction of approximately $2,525,000 in LO-TOW(R) sales for the year ended December 31, 2002 was a decrease of approximately $1,870,000 in sales related to the U.S. Postal Service. The Company's

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


Results of Operations - For The Year Ended December 31, 2002 Compared To The
----------------------------------------------------------------------------
Year Ended December 31, 2001
----------------------------

Net Sales and Gross Profit on Sales (Continued)
-----------------------------------
business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding and upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Fluctuations in the Company's sales and earnings occur with increases or decreases in major installations, since the Company recognizes sales on a percentage of completion basis for its system contracts.
     Gross profit, as a percentage of sales, was 24.3% for the year ended December 31, 2002 compared to 24.5% for the year ended December 31, 2001. Gross profit, as a percentage of sales, for the year ended December 31, 2002 was unfavorably impacted by approximately 1.0% due to the lower sales volume to cover fixed overhead costs. Partially offsetting the aforementioned unfavorable variance by approximately 0.7% was the favorable performance on the Company's contracts in the year ended December 31, 2002, as compared to the year ended December 31, 2001.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $8,558,000 were lower by $1,603,000 for the year ended December 31, 2002 than for the year ended December 31, 2001. The decrease of $1,603,000 was comprised of cost savings of approximately $860,000, attributable to the Company's restructuring of its business operations in the prior fiscal year and emphasis on cost reduction. Also contributing to the reduction in selling, general and administrative expenses was a reduction of approximately $295,000 in marketing expenses associated with marketing research and the Company's participation in a biannual industry trade show in the first quarter of the prior fiscal year, $105,000 of severance costs, and $310,000 of charges during the second quarter of the prior fiscal year related to a strategic transaction that was not completed. Partially offsetting the aforementioned favorable variance was $130,000 of provision related to increasing the allowance for doubtful accounts associated with possible uncollectible receivables.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $358,000 were lower by $98,000 for the year ended December 31, 2002 than for the year ended December 31, 2001. Development programs in the year ended December 31, 2002 included the new NBA-23(TM) narrow belt accumulation conveyor and improvements to the Company's sortation conveyor technologies and Order Picking, Fulfillment, and Replenishment systems. Development programs in the year ended December 31, 2001 included enhancements to the Company's NBS 30(R), NBS 90(R), and NBS 90-SP(R) narrow belt sorters and Order Picking, Fulfillment, and Replenishment systems.

Amortization of Goodwill
------------------------
     Amortization of goodwill represented costs associated with the acquisition of Ermanco. Due to the application of the non-amortization provision of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized after December 31, 2001 as compared to amortization expense of $468,000 for the year ended December 31, 2001.

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


Results of Operations - For The Year Ended December 31, 2002 Compared To The
----------------------------------------------------------------------------
Year Ended December 31, 2001
----------------------------

Restructuring Charges (Credits)
------------------------------
     The Company received approval from the Pension Benefit Guaranty Corporation during the second quarter of 2002 to terminate the defined benefit plan for the Company's former Easton, Pennsylvania production employees and distribute all the plan's assets. In December 2002, the Company partially settled its obligations by making lump-sum distributions to those participants who elected that payment option and correspondingly recorded a restructuring credit of $859,000.
     During the second quarter of 2001, the Company restructured its business operations and recorded a charge of $1,538,000 for restructuring costs. In conjunction with the restructuring plan, the Company reduced the number of office associates by 14 and discontinued production operations at its Easton, Pennsylvania facility. All production employees working in the Easton, Pennsylvania manufacturing plant were laid off by the end of November 2001. Prior to the restructuring, the Company employed approximately 20 production employees, with an additional 27 individuals on an extended layoff. The restructuring charges included costs of $678,000 for severance and other personnel costs, $562,000 for pension expense associated with the curtailment of the defined benefit plan for the Company's Easton, Pennsylvania production employees, and $298,000 for plant closure and professional service fees relating to the restructuring.

Interest Expense and Interest Income
------------------------------------
     Interest expense of $1,046,000 was lower by $252,000 for the year ended December 31, 2002 than for the year ended December 31, 2001. The decrease in interest expense was attributable to the reduced level of term debt due to principal payments and lower interest rates.
     Interest income of $112,000 for the year ended December 31, 2002 decreased by $140,000, when compared to the year ended December 31, 2001. The decrease in interest income was primarily attributable to a reduction in the level of interest rates pertaining to short-term investments.

Equity in Income of Joint Ventures
----------------------------------
     Equity in income of joint ventures represents the Company's proportionate share (50%) of its investment in the SI/BAKER joint venture and prior to January 1, 2002 its investment in the SI-Egemin joint venture, that are accounted for under the equity method. The net unfavorable variance of $484,000 in the equity in income of joint ventures for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was comprised of decreased earnings of approximately $571,000 attributable to the SI/BAKER joint venture and decreased losses of approximately $87,000 attributable to the SI-Egemin joint venture.
     The unfavorable variance of $571,000 for the year ended December 31, 2002 in the equity in income of the SI/BAKER joint venture was attributable to a decline in sales of approximately $3,810,000, an increase of $83,000 in product development costs, an increase of $168,000 in selling, general and administrative expenses, and a reduction of $125,000 in interest income as compared to the year ended December 31, 2001. The sales decrease was primarily attributable to a larger backlog of orders at the beginning of the prior fiscal year and a lower volume of orders received during the year ended December 31, 2002, associated with the current economic slowdown. SI/BAKER increased product development costs aimed at enhancing the Company's product offerings, while selling, general and administrative expenses primarily rose due to the addition of resources aimed at expanding the customer base. The unfavorable variance in interest income was attributable to a reduction in the level of funds and interest rates pertaining to short-term investments. Partially offsetting the aforementioned unfavorable variances was a reduction of $153,000 in revenue-based royalty costs due to the parent companies.

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


Results of Operations - For The Year Ended December 31, 2002 Compared To The
----------------------------------------------------------------------------
Year Ended December 31, 2001
----------------------------

Equity in Income of Joint Ventures (Continued)
----------------------------------
     The Company divested of its investment in the SI-Egemin joint venture at the end of calendar year 2001. The favorable variance of $87,000 for the year ended December 31, 2002 in the equity in income of the SI-Egemin joint venture was attributable to the prior fiscal year containing operating losses of the joint venture.

Other Income, Net
-----------------
     The favorable variance of $207,000 in other income, net for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily attributable to $300,000 of short-term licensing income received during the first half of 2002 relating to certain real property of the Company's Easton, Pennsylvania facility. Also contributing to the favorable variance in other income, net for the year ended December 31, 2002 was a gain on the sale of excess fixed assets associated with the Company's Easton, Pennsylvania facility during the first quarter of 2002 of approximately $100,000. Partially offsetting the favorable variance in other income, net was a reduction of revenue-based royalty income from the Company's SI/BAKER joint venture and license agreements related to international conveyor system sales.

Income Tax Expense (Benefit)
---------------------------
     The Company recognized income tax expense of $267,000 during the year ended December 31, 2002, compared to the recognition of an income tax benefit of $257,000 during the year ended December 31, 2001. Income tax expense for the year ended December 31, 2002 was lower than the statutory federal and state tax rates primarily as a result of a tax benefit of approximately $109,000 for a dividend received deduction for distributions from the SI/BAKER joint venture. The income tax benefit recognized for the year ended December 31, 2001 represented the carryback of losses experienced during the year ended December 31, 2001 against prior year income plus the recognition of a tax benefit of approximately $140,000 associated with the divestment of the SI-Egemin joint venture.

Backlog of Orders
-----------------
     The total backlog of orders at December 31, 2002 was approximately $6,924,000. During the year ended December 31, 2002, the Company received orders totaling approximately $31,806,000.


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

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


Results of Operations - For The Year Ended December 31, 2001 Compared To The
----------------------------------------------------------------------------
Year Ended December 31, 2000
----------------------------

Net Sales and Gross Profit on Sales (Continued)
-----------------------------------
associated with the current economic slowdown and competitive pricing pressures. The sales decrease for the year ended December 31, 2001 was primarily experienced by the Company's SI Systems' brand, which encountered an equivalent reduction in sales among all of its product lines, when compared to the year ended December 31, 2000. The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Along with sales recognized on the percentage of completion accounting method, the monthly rate of new orders can also vary substantially, causing fluctuations in the current backlog of orders and future revenue recognition. Various external factors affect the customers' decision-making process on expanding and upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations.
     Gross profit as a percentage of sales was 24.5% for the year ended December 31, 2001 compared to 28.1% for the year ended December 31, 2000. Gross profit on sales for the year ended December 31, 2001 was favorably impacted by approximately 1.9% as a result of the reversal of $960,000 in previously established contract accruals due to changes in cost estimates. Approximately 3.5% of the decrease in the gross profit percentage for the year ended December 31, 2001 was primarily attributable to the prior year gross profit percentage being impacted by the favorable performance on several contracts. Also contributing to the decrease in the gross profit percentage for the year ended December 31, 2001 was the lower sales volume to cover fixed overhead costs that accounted for a 1.6% reduction in the gross profit percentage. Gross profit on sales for the year ended December 31, 2000 was impacted by the favorable performance on several contracts, from principally the Company's higher margin proprietary product lines, initiated in the prior fiscal year that were completed or nearing completion during the year ended December 31, 2000. Partially offsetting the impact of the favorable performances on several contracts was the recognition of additional losses, primarily during the second quarter of fiscal 2000, on a major contract where significant cost overruns, resulting in losses, were experienced.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $10,161,000 were lower by $740,000 for the year ended December 31, 2001 than in the year ended December 31, 2000. The decrease of $740,000 was comprised of a reduction in compensation expense of $999,000 based on revenue and profit performance, and costs savings of $316,000 attributable to the Company's restructuring of its business operations and continued emphasis on cost reduction. Partially offsetting the aforementioned decline in expenses were charges of approximately $310,000 related to a strategic transaction that was not completed, and $259,000 of expenses pertaining to the reduction of associates due to the economic slowdown.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $456,000 were higher by $281,000 for the year ended December 31, 2001 than in the year ended December 31, 2000. Development programs in the year ended December 31, 2001 included enhancements to the Company's NBS 30(R), NBS 90(R), and NBS 90-SP(R) narrow belt sorters and Order Picking, Fulfillment, and Replenishment systems.
     Development programs in the year ended December 31, 2000 included enhancements to the Company's Order Picking, Fulfillment, and Replenishment systems and new products that were introduced in 2001. The new products, NBS 30(R) and NBS 90(R), are narrow belt sorters that contain high-friction divert wheels that raise between the belts, enabling product to be diverted at a 30 or 90-degree angle.

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

Restructuring Charges
---------------------
     During the second quarter of 2001, the Company restructured its business operations and recorded a charge of $1,538,000 for restructuring costs. In conjunction with the restructuring plan, the Company reduced the number of office employees by 14 and discontinued production operations at its Easton, Pennsylvania facility. All production employees working in the Easton, Pennsylvania manufacturing plant were laid off by the end of November 2001. Prior to the restructuring, the Company employed approximately 20 production employees, with an additional 27 individuals on an extended layoff. The restructuring charges included costs of $678,000 for severance and other personnel costs, $562,000 for pension expense associated with the curtailment of the defined benefit plan for the Company's Easton, Pennsylvania production employees, and $298,000 for plant closure and professional service fees relating to the restructuring.
     Restructuring expenses of $337,000 for the year ended December 31, 2000 were associated with a restructuring initiative, whereby the Company reduced the number of employees by sixteen. No material liability remained for this restructuring initiative as of December 31, 2001.

Interest Expense and Interest Income
------------------------------------
     Interest expense of $1,298,000 was lower by $335,000 in the year ended December 31, 2001 than in the year ended December 31, 2000. The decrease in interest expense was primarily attributable to the reduced level of term debt due to principal repayments and lower interest rates.
     Interest income of $252,000 was lower by $145,000 in the year ended December 31, 2001 compared to the year ended December 31, 2000. The decrease in interest income was attributable to a reduction in the level of funds available for short-term investments and lower interest rates.

Equity in Income of Joint Ventures
----------------------------------
     Equity in income of joint ventures represents the Company's proportionate share (50%) of its investments in the SI/BAKER and SI-Egemin joint ventures that are being accounted for under the equity method. The net favorable variance of $207,000 in the equity in income of joint ventures for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was comprised of increased earnings of approximately $97,000 attributable to the SI/BAKER joint venture and decreased operating losses of approximately $110,000 attributable to the SI-Egemin joint venture.
     The favorable variance of $97,000 for the year ended December 31, 2001 in the equity in income of the SI/BAKER joint venture was attributable to an improvement in the gross profit percentage by approximately 6% due to favorable performance on several contracts initiated in prior fiscal years that were completed during the year ended December 31, 2001 plus a reduction of $80,000 in revenue-based royalty costs due to the parent companies. The favorable variance of $110,000 for the year ended December 31, 2001 in the equity in income of the SI-Egemin joint venture was attributable to a reduction in operating losses of the joint venture. The Company divested of its investment in the SI-Egemin joint venture at the end of calendar year 2001.

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

                              --------------------

Critical Accounting Policies
----------------------------
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of commitments and contingencies at the date of our financial statements. Actual results may vary from these estimates under different assumptions or conditions.
     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Consolidated Financial Statements.

Revenue Recognition
-------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. Installation is an integral part of most systems sold by the Company and is not sold or billed separately. As some of these contracts may extend over one or more years, generally no more than two years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.
     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts, including both typical and more complex systems. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized.

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


Revenue Recognition (Continued)
-------------------
     The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits, as occurred in 1999 when the Company determined that it had significantly underestimated the costs involved principally in four major contracts. The cost overruns associated with these contracts resulted in approximately $8,700,000 in sales with $11,700,000 in related cost of sales during the ten months ended December 31, 1999. During 2000, the Company had $1,491,000 of revenue associated with these contracts, with an additional loss of $743,000.
     Revenues on other sales of parts or equipment are recognized when title transfers pursuant to shipping terms. There are no installation or customer acceptance aspects of these sales.
     The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Along with sales recognized on the percentage of completion accounting method, the monthly rate of new orders can also vary substantially, causing fluctuations in the current backlog of orders and future revenue recognition. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations.

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

Restructuring
-------------
     During the second quarter of 2001, the Company restructured its business operations and recorded a charge of $1,538,000 for restructuring costs. In conjunction with the restructuring plan, the Company reduced the number of office employees by 14 and discontinued production operations at its Easton, Pennsylvania facility. The restructuring charges included costs of $678,000 for severance and other personnel costs, $562,000 for pension expense associated with the curtailment of the defined benefit plan for the Company's Easton, Pennsylvania production employees, and $298,000 for plant closure and professional service fees relating to the restructuring. The determination of the amount of the restructuring charge involved a number of estimates. However, the remaining restructuring accrual is deemed appropriate based on management's assessment of estimated future cash payments.

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

Asset Impairments
-----------------
     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). The Statement also supersedes APB No. 30 provisions related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in FAS 121 related to the recognition of impairment of long-lived assets to be held and used.
     The Company reviews the recovery of the net book value of long-lived assets in accordance with FAS 144 for impairment whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to an amount by which the net book value exceeds the fair value of assets. This Statement was adopted by the Company on January 1, 2002 and did not have any impact on the Company's financial statements.

                              --------------------

New Accounting Pronouncements
-----------------------------
     In June 2002, the FASB issued Statement of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force Issue 94-3. "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"), which amends SFAS No. 123, to provide alternative methods of accounting for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


New Accounting Pronouncements (Continued)
-----------------------------
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Internet Entities," which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities entered into after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this interpretation is not expected to have a material effect on the Company's financial statements.

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


Item 7a.   Quantitative and Qualitative Disclosures about Market Risk
--------   ----------------------------------------------------------

     The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments, and since September 30, 1999, an interest rate swap agreement. Generally, the Company seeks to match the terms of its debt with its purpose. The Company has available a variable rate line of credit facility to provide working capital for operations. On September 30, 1999, the Company entered into an interest rate swap agreement for 50% of its new term loan from its principal bank to effectively convert half of the term loan from a variable rate note to a fixed rate note. A standard interest rate swap agreement involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. The counterpart to the swap agreement is the Company's principal bank.
     The Company does not believe that its exposures to interest rate risk or foreign currency exchange risk, risks from commodity prices, equity prices and other market changes that affect market risk sensitive instruments, including the interest rate swap agreement, are material to its results of operations.

Item 8.    Consolidated Financial Statements and Supplementary Data
-------    --------------------------------------------------------



                                    I N D E X


o    Independent Auditors' Report.


o    Consolidated Financial Statements:
        Consolidated Balance Sheets, December 31, 2002 and 2001.

        Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000.

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000.

        Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

        Notes to Consolidated Financial Statements.


o Financial Statement Schedule for the years ended December 31, 2002, 2001, and 2000:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Technologies, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Paragon Technologies, Inc. changed its method of accounting for goodwill and other intangible assets in 2002.


                                  /S/ KPMG LLP



Philadelphia, PA
February 28, 2003

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2002 and 2001
     (In Thousands, Except Share Data)

                                                            December 31,            December 31,
                                                                2002                    2001
                                                        -------------------     ------------------
Assets
------

Current assets:
   Cash and cash equivalents..........................       $   5,385                   6,114

   Restricted cash....................................             865                       -

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $221 as of December 31,
       2002 and $54 as of December 31, 2001...........           4,285                   7,093
     Notes and other receivables......................             940                     630
                                                                ------                  ------
       Total receivables..............................           5,225                   7,723
                                                                ------                  ------

   Costs and estimated earnings in excess of billings.             128                     244

   Inventories:
     Raw materials....................................             975                   1,731
     Work-in-process..................................             109                     254
     Finished goods...................................             291                     408
                                                                ------                  ------
       Total inventories..............................           1,375                   2,393
                                                                ------                  ------

   Deferred income tax benefits.......................           1,771                   2,077
   Prepaid expenses and other current assets..........             695                     649
                                                                ------                  ------

     Total current assets.............................          15,444                  19,200
                                                                ------                  ------

Property, plant and equipment, at cost:
   Land...............................................              27                      27
   Buildings and improvements.........................           3,768                   3,727
   Machinery and equipment............................           4,291                   5,059
                                                                ------                  ------
                                                                 8,086                   8,813
   Less:  accumulated depreciation....................           5,877                   6,112
                                                                ------                  ------
     Net property, plant and equipment................           2,209                   2,701
                                                                ------                  ------

Investment in joint venture...........................           1,325                   1,667
Excess of cost over fair value of net assets
   acquired, less amortization of $1,053 as
   of December 31, 2002 and 2001......................          17,657                  17,657
Other assets, at cost less accumulated
   amortization of $143 as of December 31,
   2002 and $94 as of December 31, 2001...............              68                     118
                                                                ------                  ------

     Total assets.....................................       $  36,703                  41,343
                                                                ======                  ======


          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2002 and 2001
     (In Thousands, Except Share Data)


                                                             December 31,          December 31,
                                                                 2002                  2001
                                                           -----------------     -----------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt................     $  1,437                 2,305
   Accounts payable......................................        2,403                 3,319
   Customers' deposits and billings in excess of
     costs and estimated earnings for completed
     and uncompleted contracts...........................        2,271                 3,345
   Accrued salaries, wages, and commissions..............          544                   676
   Income taxes payable..................................          154                    46
   Accrued royalties payable.............................          114                    92
   Accrued product warranties............................          894                   863
   Accrued pension and retirement
     savings plan liabilities............................          170                 1,122
   Accrued restructuring expenses........................          216                   494
   Accrued other liabilities.............................        1,269                 1,126
                                                                ------                ------
       Total current liabilities.........................        9,472                13,388
                                                                ------                ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Term loan...........................................        4,263                 6,900
     Subordinated notes payable..........................        3,000                 3,000
                                                                ------                ------
       Total long-term debt..............................        7,263                 9,900
   Other long-term liability.............................          401                   412
   Deferred income taxes payable.........................        1,713                   628
   Deferred compensation.................................           25                   134
                                                                ------                ------
       Total long-term liabilities.......................        9,402                11,074
                                                                ------                ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued and outstanding
     4,256,098 shares as of December 31, 2002
     and 4,221,635 shares as of December 31,
     2001................................................        4,256                 4,222
   Additional paid-in capital............................        7,313                 7,071
   Retained earnings.....................................        6,504                 5,841
   Accumulated other comprehensive loss..................         (244)                 (253)
                                                                ------                ------
       Total stockholders' equity........................       17,829                16,881
                                                                ------                ------

       Total liabilities and stockholders' equity........     $ 36,703                41,343
                                                                ======                ======

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Operations
For the Years Ended December 31, 2002, 2001, and 2000
      (In Thousands, Except Share and Per Share Data)

                                                December 31,       December 31,       December 31,
                                                   2002               2001               2000
                                              ----------------   ----------------   ----------------
Net sales.................................      $     38,224             50,752             64,306
Cost of sales.............................            28,951             38,327             46,248
                                                      ------             ------             ------
   Gross profit on sales..................             9,273             12,425             18,058
                                                      ------             ------             ------

Selling, general and administrative expenses           8,558             10,161             10,901
Product development costs.................               358                456                175
Amortization of goodwill..................                 -                468                469
Restructuring charges (credits)...........              (859)             1,538                337
Interest expense..........................             1,046              1,298              1,633
Interest income...........................              (112)              (252)              (397)
Equity in income of joint ventures........               (58)              (542)              (335)
Other income, net.........................              (590)              (383)              (438)
                                                      ------             ------             ------
                                                       8,343             12,744             12,345
                                                      ------             ------             ------

Earnings (loss) before income
   taxes..................................               930               (319)             5,713
Income tax expense (benefit)..............               267               (257)             2,233
                                                      ------             ------             ------
   Net earnings (loss)....................      $        663                (62)             3,480
                                                      ======             ======             ======

Basic earnings (loss) per share...........      $        .16               (.01)               .83
                                                      ======             ======             ======

Diluted earnings (loss) per share.........      $        .15               (.01)               .82
                                                      ======             ======             ======

Weighted average shares
   outstanding............................         4,231,878          4,210,819          4,189,874
Dilutive effect of stock options..........            64,706                  -              1,885
Dilutive effect of phantom stock
   units..................................             3,609                  -             15,885
                                                   ---------          ---------          ---------
Weighted average shares
   outstanding assuming dilution..........         4,300,193          4,210,819          4,207,644
                                                   =========          =========          =========

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Stockholders' Equity
For the Years Ended December 31, 2002, 2001, and 2000
    (In Thousands)

                                                                                      Accumulated
                                                           Additional                    Other            Total
                                               Common       Paid-In      Retained    Comprehensive    Stockholders'    Comprehensive
                                               Stock        Capital      Earnings        Loss            Equity        Income (Loss)
                                             ----------    ----------   ----------   -------------    -------------    -------------
Balance at December 31, 1999..............    $  4,185        6,817         2,423            -            13,425

Net earnings and comprehensive
   income.................................           -            -         3,480            -             3,480            3,480
                                                                                                                            =====
Issuance of common shares as interest
   payment on subordinated notes..........          10           65             -            -                75
                                                 -----        -----         -----        -----            ------
Balance at December 31, 2000..............       4,195        6,882         5,903            -            16,980

Net loss..................................           -            -           (62)           -               (62)             (62)
Cumulative impact of adoption of
   FAS 133, net of tax of $69.............           -            -             -          (96)              (96)
Loss reclassified from other
   comprehensive income, net of
   tax of $51.............................           -            -             -           89                89
Change in fair value of derivative,
   net of tax of $141.....................           -            -             -         (246)             (246)            (246)
                                                                                                                             ----
Comprehensive loss........................                                                                                   (308)
                                                                                                                             ====
Stock options and awards exercised........          17          124             -            -               141
Issuance of common shares as interest
   payment on subordinated notes..........          10           65             -            -                75
                                                 -----        -----         -----        -----            ------
Balance at December 31, 2001..............       4,222        7,071         5,841         (253)           16,881

Net earnings..............................           -            -           663            -               663              663
Loss reclassified from other
   comprehensive income,
   net of tax of $49......................           -            -             -          197               197
Change in fair value of derivative,
   net of tax of $47......................           -            -             -         (188)             (188)            (188)
                                                                                                                             ----
Comprehensive income......................           -            -             -            -                 -              475
                                                                                                                             ====
Stock options exercised...................           5           31             -            -                36
Issuance of common shares as interest
   payment on subordinated notes..........          29          211             -            -               240
                                                 -----        -----         -----        -----            ------
Balance at December 31, 2002..............    $  4,256        7,313         6,504         (244)           17,829
                                                 =====        =====         =====        =====            ======


          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Cash Flows
For the Years Ended December 31, 2002, 2001, and 2000
      (In thousands)

                                                         December 31,         December 31,        December 31,
                                                             2002                 2001                2000
                                                      -----------------    -----------------   -----------------
Cash flows from operating activities:
  Net earnings (loss)..........................           $    663                  (62)               3,480
  Adjustments to reconcile net
     earnings (loss) to net cash provided
     by operating activities:
        Depreciation of plant and
          equipment............................                661                  706                  648
        Amortization of intangibles............                 49                  508                  558
        Loss (gain) on disposition
          of equipment.........................                (94)                  52                   (2)
        Equity in income of joint ventures.....                (58)                (542)                (335)
        Issuance of common shares
          as interest payment on
          subordinated notes...................                240                   75                   75
        Issuance of common shares
          as payment of employee's bonus.......                  -                  111                    -
        Cash dividends received from
          joint venture........................                400                  750                    -
        Change in operating assets and
          liabilities, net of effects of
          acquisitions:
             Receivables.......................              2,373                 (257)                 435
             Costs and estimated earnings
               in excess of billings...........                116                1,421                  199
             Inventories.......................              1,018                  653                  359
             Deferred income tax benefits,
               net.............................              1,389                  213                  441
             Prepaid expenses and other
               current assets..................                (46)                (102)                 168
             Other noncurrent assets...........                  1                    4                  (48)
             Accounts payable..................               (916)              (1,093)                (757)
             Customers' deposits and
               billings in excess of costs
               and estimated earnings
               for completed and
               uncompleted contracts...........             (1,074)              (1,101)                (708)
             Accrued salaries, wages,
               and commissions.................               (132)              (1,454)                 774
             Income taxes payable..............                108                 (323)                 320
             Accrued royalties payable.........                 22                 (161)                 (31)
             Accrued pension and
               retirement savings plan
               liabilities ....................               (952)                 434                  225

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Cash Flows (Continued)
For the Years Ended December 31, 2002, 2001, and 2000
      (In thousands)

                                                         December 31,         December 31,        December 31,
                                                             2002                 2001                2000
                                                      -----------------    -----------------   -----------------
Cash flows from operating activities
  (Continued):
             Accrued product warranties........                 31                    6                  (46)
             Accrued restructuring
               expenses........................               (278)                 494                    -
             Accrued other liabilities.........                143                  609                 (606)
             Deferred compensation.............               (109)                  (7)                 (78)
                                                             -----                -----                -----
  Net cash provided by operating
     activities................................              3,555                  934                5,071
                                                             -----                -----                -----

Cash flows from investing activities:
  Investment in joint venture..................                  -                    -                 (266)
  Acquisitions, net of cash acquired...........                  -                    -                 (231)
  Proceeds from the disposition of
     land and equipment........................                200                   13                  232
  Proceeds from the divestment of a
     joint venture.............................                125                    -                    -
  Additions to property, plant and
     equipment.................................               (275)                (692)                (395)
                                                             -----                -----                -----
  Net cash provided (used) by investing
     activities................................                 50                 (679)                (660)
                                                             -----                -----                -----

Cash flows from financing activities:
  Sale of common shares in connection
     with employee incentive stock
     option plan...............................                 36                   30                    -
  Increase in restricted cash..................               (865)                   -                    -
  Repayment of long-term debt..................             (3,505)              (2,096)              (2,728)
                                                             -----                -----                -----
  Net cash used by
     financing activities......................             (4,334)              (2,066)              (2,728)
                                                             -----                -----                -----

  Increase (decrease) in cash
     and cash equivalents......................               (729)              (1,811)               1,683
  Cash and cash equivalents,
     beginning of period.......................              6,114                7,925                6,242
                                                             -----                -----                -----
  Cash and cash equivalents,
     end of period.............................           $  5,385                6,114                7,925
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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(1)    Description of Business and Summary of Significant Accounting Policies
---    ----------------------------------------------------------------------

Description of Business and Concentration of Credit Risk
--------------------------------------------------------
     The Company's Easton, Pennsylvania operations (hereafter referred to as "SI Systems") is a specialized systems integrator supplying SI Systems' branded automated material handling systems to manufacturing, assembly, order selection, and distribution operations. The systems are marketed, designed, sold, installed, and serviced by its own staff or agents, generally as labor-saving devices to improve productivity, quality, and reduce costs. SI Systems also operates as a project manager in connection with the installation, integration, and service of its products generally utilizing subcontractors. SI Systems' branded products are utilized to automate the movement or selection of products and are often integrated with other automated equipment such as conveyors and robots. SI Systems' branded integrated material handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique material handling needs. SI Systems' staff develops and designs computer control programs required for the efficient operation of its systems and for optimizing distribution operations. SI Systems branded products are sold to customers located primarily in North America, including the U.S. government.
     The Company's Spring Lake, Michigan operations (hereafter referred to as "Ermanco"), is a manufacturer of Ermanco branded light to medium duty unit handling conveyor products, serving the material handling industry through a worldwide network of approximately 100 experienced material handling equipment distributors and licensees. Ermanco also provides complete conveyor systems for a variety of applications, including distribution and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontractors, and subcontracted installation services.
     In the year ended December 31, 2002, no customer accounted for over 10% of sales. In the year ended December 31, 2001, the U.S. government accounted for sales of $5,219,000. In the year ended December 31, 2000, Brandt & Hill Inc. accounted for sales of $10,979,000, and the U.S. government accounted for sales of $8,157,000. No other customer accounted for over 10% of sales.
     The Company's products are sold on a fixed-price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has been accepted. Generally, contract terms are net 30 days for product and parts sales, with progress payments for system-type projects. Many of Ermanco's sales are to distributors who have non-exclusive agreements with the Company. As of December 31, 2002, one customer owed the Company $443,000 in trade receivables. No other customer owed the Company in excess of 10% in trade receivables. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

Principles of Consolidation
---------------------------
     The consolidated financial statements include the accounts of SI Systems and Ermanco, a wholly-owned subsidiary, after elimination of intercompany balances and transactions.

Use of Estimates
----------------
     The preparation of the financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The judgments made in assessing the appropriateness of the estimates and assumptions utilized by management in the preparation of the financial statements are based on historical and empirical data and

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Use of Estimates (Continued)
----------------
other factors germane to the nature of the risk being analyzed. Materially different results may occur if different assumptions or conditions were to prevail. Estimates and assumptions are mainly utilized to establish the appropriateness of the allowance for doubtful accounts, inventory reserve, warranty reserve, restructuring accrual, revenue recognition, and impairment of long-lived assets.

Financial Instruments
---------------------
     The Company believes the market values of its short-term assets and liabilities, which are financial instruments materially, approximate their carrying values due to the short-term nature of the instruments. The carrying amount of the Company's long-term debt approximates market value as the debt carries a variable interest rate. The Company's derivative is recorded at fair value on the Company's balance sheets.

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

Inventories
-----------
     Inventories are valued at the lower of average cost or market. Inventories primarily consist of materials purchased or manufactured for stock. The Company does not defer general and administrative costs or initial startup costs. Inventory reserves are $808,000 and $954,000 as of December 31, 2002 and 2001, respectively.

Property, Plant and Equipment
-----------------------------
     Plant and equipment generally are depreciated on the straight-line method over the estimated useful lives of individual assets. The ranges of lives used in determining depreciation rates for buildings and improvements and machinery and equipment are 15 - 40 years and 3 - 10 years, respectively. Maintenance and repairs are charged to operations; betterments and renewals are capitalized. Upon sale or retirement of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and the resultant gain or loss, if any, is credited or charged to earnings.

Investments in Joint Ventures
-----------------------------
     On March 1, 1993, the Company and Automated Prescription Systems, Inc. of Pineville, Louisiana formed a 50/50 joint venture, SI/BAKER, INC. ("SI/BAKER"). On September 29, 1998, McKesson HBOC, Inc. (NYSE: MCK), a healthcare supply management company, announced the completion of its acquisition of Automated Prescription Systems, Inc. Automated Prescription Systems, Inc. was renamed McKesson Automation Systems Inc. ("McKesson Automation"). SI/BAKER draws upon the automated material handling systems experience of the Company and the automated pill counting and dispensing products of McKesson Automation to provide automated pharmacy systems. Each member company contributed $100,000 in capital to fund the joint venture. The Company accounts for its investment in the joint venture on the equity basis.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Investments in Joint Ventures (Continued)
-----------------------------
     On July 15, 1999, the Company and Egemin N.V. ("Egemin") of Schoten, Belgium formed a joint venture, SI-Egemin N.V. ("SI-Egemin"). SI-Egemin drew upon the automated material handling systems experience of the Company and Egemin to provide automated material handling systems worldwide. Since inception, each member Company contributed $494,000 in capital to fund the joint venture. The Company accounted for its investment in the joint venture on the equity basis.
     The Company divested of its investment in the SI-Egemin joint venture at the end of calendar year 2001. The divestment of the Company's investment in the SI-Egemin joint venture did not result in a material gain or loss.

Intangibles
-----------

Goodwill
--------
     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("FAS 141"). FAS 141 requires that all business combinations be accounted for by the purchase method and adds disclosure requirements related to business combination transactions. FAS 141 also establishes criteria for the recognition of intangible assets apart from goodwill. This Statement applies to all business combinations for which the acquisition date was July 1, 2001 or later. The Company had no acquisitions during 2001 and 2002. The Company intends to implement the provisions of FAS 141 in any future business combinations.
     On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("FAS 142") which establishes guidelines for the financial accounting and reporting of acquired goodwill and other intangible assets. Effective January 1, 2002, the Company adopted FAS 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Impairment losses, if any, will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in 2002. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). The Company had no acquisitions of goodwill or other intangible assets during 2001 and 2002.
     As of January 1, 2002, the Company had unamortized goodwill of $17,657,000, all of which was attributable to Ermanco. FAS 142 requires that the Company completes a first phase of the impairment review for goodwill by June 30, 2002. The required review was completed during the second quarter of 2002 and did not indicate any impairment. Also, the Company completed an impairment review for goodwill as of December 31, 2002 and that review did not indicate any impairment. During the years ended December 31, 2002, 2001, and 2000, goodwill and other intangible amortization was $49,000, $508,000, and $558,000, respectively.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Intangibles (Continued)
-----------

Comparison to Prior Year "As Adjusted"
--------------------------------------
     The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with FAS 142.

                                                                       Years Ended
                                                                       December 31,
                                                       ----------------------------------------------
                                                           2002            2001             2000
                                                       -------------  -------------    --------------
Reported net earnings (loss).....................        $  663,000        (62,000)        3,480,000
Add back: goodwill amortization,
  net of tax.....................................                 -        281,000           281,000
                                                            -------        -------         ---------
     Adjusted net earnings ......................        $  663,000        219,000         3,761,000
                                                            =======        =======         =========

Basic net earnings (loss) per share:
  Reported net earnings (loss)
     per share...................................        $      .16           (.01)              .83
  Add back: goodwill amortization,                                -
                                                                  -
     net of tax..................................                              .06               .07
                                                            -------        -------         ---------
       Adjusted net earnings
          per share..............................        $      .16            .05               .90
                                                            =======        =======         =========

Diluted net earnings (loss) per share:
  Reported net earnings (loss)
     per share...................................        $      .15           (.01)              .82
  Add back: goodwill amortization,                                -
                                                                  -
     net of tax..................................                              .06               .07
                                                            -------        -------         ---------
     Adjusted net earnings
       per share.................................        $      .15            .05               .89
                                                            =======        =======         =========

Deferred Debt Issuance Costs
----------------------------
     Deferred debt issuance costs, included in Other assets, incurred in connection with the line of credit and term loan with the Company's principal bank associated with the acquisition of Ermanco (see Notes 3 and 4) are amortized over a period of 3 and 7 years, respectively.

Asset Impairments
-----------------
     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The Statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement also supersedes APB No. 30 provisions related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in FAS 121 related to the recognition of impairment of long-lived assets to be held and used.
     The Company reviews the recovery of the net book value of long-lived assets in accordance with FAS No. 144 for impairment whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to an amount by which the net book value exceeds the fair value of assets. This Statement was adopted by the Company on January 1, 2002 and did not have any impact on the Company's financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Revenue Recognition
-------------------
   Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. Installation is an integral part of most systems sold by the Company and is not sold or billed separately. As these contracts may extend over one or more years, generally no more than two years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.
     Revenues on other sales of parts or equipment are recognized when title transfers pursuant to shipping terms. There are no installation or customer acceptance aspects of these sales.

Product Development Costs
-------------------------
     The Company expenses product development costs as incurred.

Restructuring
-------------
     During the second quarter of 2001, the Company restructured its business operations and recorded a charge of $1,538,000 for restructuring costs. In conjunction with the restructuring plan, the Company reduced the number of office associates by 14 and discontinued production operations at its Easton, Pennsylvania facility. All production employees working in the Easton, Pennsylvania manufacturing plant were laid off by the end of November 2001. Prior to the restructuring, the Company employed approximately 20 production employees, with an additional 27 individuals on an extended layoff. The restructuring charges included costs of $678,000 for severance and other personnel costs, $562,000 for pension expense associated with the curtailment of the defined benefit plan for the Company's Easton, Pennsylvania production employees, and $298,000 for plant closure and professional service fees relating to the restructuring.
     The Company received approval from the Pension Benefit Guaranty Corporation during the second quarter of 2002 to terminate the defined benefit plan for the Company's former Easton, Pennsylvania production employees and distribute all the plan's assets. In December 2002, the Company partially settled its obligations by making lump-sum distributions to those participants who elected that payment option and correspondingly recorded a restructuring credit of $859,000.
     A roll-forward of restructuring activities is as follows (in thousands):


                        Beginning     Charge/        Cash                            Ending
                         Balance      (Credit)     Spending     Reclassification     Balance
                      ------------ ------------- ------------ ------------------- ------------
  2002.............     $   494         (859)        (278)            859              216
  2001.............     $     -        1,538         (482)           (562)             494
  2000.............     $     -          337         (337)              -                -

     The $216,000 restructuring accrual at December 31, 2002 relates to severance and other personnel costs and professional fees for the 2001 restructuring that are still expected to be paid.
     The amounts reclassified out of the restructuring accrual are included in accrued pension and retirement savings plan liabilities.
     Restructuring expenses of $337,000 in 2000 represented a restructuring initiative whereby approximately 16 engineering and administrative associates were separated from the Company in the year ended December 31, 2000.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Warranty
--------
     The Company's products are warranted against defects in materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales and warranty experience.
     A roll-forward of warranty activities is as follows (in thousands):

                                           Additions
                                           Charged to
                           Beginning       Costs and                             Ending
                            Balance       Expenses (1)      Deductions (2)       Balance
                          ------------  -----------------  ------------------ --------------
2002....................    $   863             245              (214)             894
2001....................    $   857             295              (289)             863
2000....................    $   903             130              (176)             857

(1) Costs include materials and incidental costs, but exclude any services.
(2) Payments of warranty costs and reversal of unused expired warranty accruals.

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

Stock-Based Compensation
------------------------
     The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense on options granted to employees for the stock option grants. The Company recognizes compensation expense on options granted to non-employee directors. To date, the effect of options granted to non-employee directors has been immaterial. Additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), is included below. If the Company had elected to recognize stock-based compensation expense for options granted to employees based on the fair value of granted options at the grant date (as determined under FAS 123), net earnings (loss) (in thousands) and basic earnings (loss) per share for the years ended December 31, 2002, 2001, and 2000 would have been as follows:

                                              For the Year       For the Year       For the Year
                                                 Ended              Ended               Ended
                                              December 31,       December 31,       December 31,
                                                  2002               2001               2000
                                            -----------------  -----------------   ----------------
Net earnings (loss), as reported..........      $  663                (62)              3,480
Deduct:  total stock-based employee
   compensation determined under
   fair value method, net of related
   tax effects............................        (280)              (150)               (164)
                                                   ---                ---               -----
Pro forma net earnings (loss).............      $  383               (212)              3,316
                                                   ===                ===               =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Stock-Based Compensation (Continued)
------------------------

                                              For the Year       For the Year       For the Year
                                                 Ended              Ended               Ended
                                              December 31,       December 31,       December 31,
                                                  2002               2001               2000
                                            -----------------  -----------------   ----------------
Earnings (loss) per share:
   Basic-- as reported....................      $  .16               (.01)               .83
                                                   ===                ===                ===
   Basic-- pro forma......................      $  .09               (.05)               .79
                                                   ===                ===                ===

   Diluted-- as reported..................      $  .15               (.01)               .82
                                                   ===                ===                ===
   Diluted-- pro forma....................      $  .09               (.05)               .78
                                                   ===                ===                ===

     The above pro forma net earnings (loss) and basic and diluted earnings
(loss) per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. No options were granted to employees during the year ended December 31, 2002. In order to perform this calculation, the following assumptions were made for the years ended December 31, 2001 and 2000, respectively: dividend yields of 0% and 0%; risk-free interest rates of 3.92% and 4.69%; expected volatilities of 34.7% and 35.3%; and an expected holding period of four years.
     The Company also grants phantom stock units to its directors as deferred compensation. Such awards are redeemable in cash or the Company's common stock at the director's option and are accounted for in accordance with APB Opinion No. 25 as stock appreciation rights. Expense (Income associated with the reversal of previously recognized expense) for the phantom stock unit plan was $2,000, $8,000, and ($40,000), for the years ended December 31, 2002, 2001, and
2000, respectively.

Earnings (Loss) Per Share
-------------------------
     Basic and diluted earnings (loss) per share for the years ended December 31, 2002, 2001, and 2000 are based on the weighted average number of shares outstanding. In addition, diluted earnings (loss) per share reflect the effect of dilutive securities which include phantom stock units, and the shares that would be outstanding assuming the exercise of dilutive stock options. The number of shares that would be issued from the exercise has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock.
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                     Basic Earnings      Effect of Dilutive    Diluted Earnings
                                    (Loss) Per Share        Securities         (Loss) Per Share
                                     ---------------        ----------          ---------------
For the year ended
December 31, 2002
-----------------
Income numerator................      $    663,000               1,000               664,000
Shares denominator..............         4,231,878              68,315             4,300,193
                                         ---------                                 ---------
Per share amount................      $        .16                                      .15
                                         =========                                 =========

For the year ended
December 31, 2001
-----------------
Income (loss) numerator.........      $    (62,000)                  -               (62,000)
Shares denominator..............         4,210,819                   -             4,210,819
                                         ---------                                 ---------
Per share amount................      $       (.01)                                    (.01)
                                         =========                                 =========

For the year ended
December 31, 2000
-----------------
Income (loss) numerator.........      $  3,480,000             (25,000)            3,455,000
Shares denominator..............         4,189,874              17,770             4,207,644
                                         ---------                                 ---------
Per share amount................      $        .83                                       .82
                                         =========                                 =========

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Cash Flow Hedge
---------------
     The Company is exposed to market risk from changes in interest rates, and uses an interest rate swap to hedge this risk. The interest rate swap has a notional amount of $4,312,500, expires in 2006, and is classified as a cash flow hedge of forecasted variable rate interest payments on a portion of the Company's term loan. Gains and losses on the interest rate swap are deferred in other comprehensive income (loss). The fair value of the interest rate swap at December 31, 2002 and 2001 was a liability of approximately $401,000 and $412,000, respectively. The Company estimates that approximately $240,000 of the interest rate swap will be reclassified into earnings in 2003.

New Accounting Pronouncements
-----------------------------
     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force Issue 94-3. "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"), which amends SFAS No. 123, to provide alternative methods of accounting for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Internet Entities," which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities entered into after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this interpretation is not expected to have a material effect on the Company's financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(2)    Uncompleted Contracts
---    ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows (in thousands):

                                                              December 31,           December 31,
                                                                  2002                  2001
                                                           ------------------    ------------------
Costs and estimated earnings on
   uncompleted contracts............................          $   19,655                  38,255
Less:  billings to date.............................              21,798                  41,356
                                                                  ------                  ------
                                                              $   (2,143)                 (3,101)
                                                                  ======                  ======

Included in accompanying balance sheets under the
   following captions:
   Costs and estimated earnings
     in excess of billings..........................          $      128                     244
   Customers' deposits and billings in
     excess of costs and estimated
     earnings for completed and
     uncompleted contracts..........................              (2,271)                 (3,345)
                                                                  ------                  ------
                                                              $   (2,143)                 (3,101)
                                                                  ======                  ======



(3)    Line of Credit Loan
---    -------------------

     The Company has a line of credit facility which may not exceed the lesser of $1,000,000, as amended, or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment. This amount will be reduced by the unpaid principal balance of the term loan. The line of credit facility is to be used primarily for working capital purposes. Interest on the line of credit facility is at the bank's prime rate of interest or LIBOR Market Index Rate plus 2%.
     To obtain the line of credit, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, maintenance of certain financial ratios, and as amended, maintenance of a minimum cash balance covenant of $4,000,000, inclusive of restricted cash. In addition, the Company is restricted from paying dividends in excess of 15% of its net earnings. The Company was in compliance with all covenants as of December 31, 2002. As of December 31, 2002, the Company did not have any borrowings under the line of credit facility. The line of credit facility has an expiration date of June 30, 2003.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(4)    Long-Term Debt
---    --------------

     A summary of long-term debt follows (in thousands):

                                                                December 31,        December 31,
                                                                    2002                2001
                                                              -----------------    ----------------
Term loan................................................        $   5,700              9,200
Subordinated notes payable...............................            3,000              3,000
Capital lease obligations................................                -                  5
                                                                    ------             ------
Total....................................................            8,700             12,205
Less:  current installments of long-term debt............            1,437              2,305
                                                                    ------             ------
Long-term debt...........................................        $   7,263              9,900
                                                                    ======             ======


     The Company received $14,000,000 in the form of a seven-year term loan from its bank to finance the acquisition of Ermanco on September 30, 1999. During the first two years of the term loan, the Company was obligated to repay equal quarterly payments of $312,500 plus accrued interest. After September 30, 2001, the Company commenced making equal quarterly payments of $575,000 plus accrued interest, continuing until the loan is fully repaid. In connection with an amendment entered into in November 2002, the Company prepaid, without penalty, $1,200,000 of the term loan, reducing the balance of the term loan to $5,987,500, and placed $1,150,000 in escrow with the Company's principal bank. Beginning with the quarter ended December 31, 2002, the escrow amount will be reduced by $287,500 every quarter and applied to the principal portion of the term loan until the escrow amount reaches zero. As of December 31, 2002, the outstanding balance of the term loan was $5,700,000, and the escrow amount was $865,000. The Company will resume making quarterly payments of $575,000 plus accrued interest beginning with the quarter ending December 31, 2003. The interest rate on the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate plus 3%, which was 4.4% as of December 31, 2002. The Company also entered into an interest rate swap agreement for a portion of the term loan to hedge the floating interest rate. At December 31, 2002, the notional amount of the seven-year interest rate swap was $4,312,500, and it fixes interest at a rate of 9.38%. As of December 31, 2002 and 2001, the liability associated with the fair value of the interest rate swap was approximately $401,000 and $412,000, respectively. Subsequent to December 31, 2002, the Company sold its Easton, Pennsylvania facility. Significant terms of the agreement of sale include a sales price of $2,925,000 and also a leaseback of 25,000 square feet of office space for five years by the Company. In accordance with the loan agreement in connection with the sale, the Company prepaid, without penalty, $1,387,500 of the term loan, reducing the balance of the term loan to $4,312,500, and increased the escrow amount by $387,500 to $1,252,500.
     To obtain the term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The term loan contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, maintenance of certain financial ratios, and as amended, maintenance of a minimum cash balance covenant of $4,000,000, inclusive of restricted cash. In addition, the Company is restricted from paying dividends in excess of 15% of its net earnings. The Company was in compliance with all covenants as of December 31, 2002.
     The subordinated promissory notes issued on September 30, 1999 to the fourteen stockholders of Ermanco, two of which are directors of the Company (Messrs. Shulman and Kirschner), totaled $3,000,000. The notes have a term of seven years and bear interest at an annual rate of 10% through September 30, 2002, 12% from October 1, 2002 through September 30, 2004, and 14% from October 1, 2004 through September

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(4) Long-Term Debt (Continued)
------------------

30, 2006. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash, or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under the Company's line of credit facility and term loan. Since July 1, 2001 through September 30, 2003, the Company has been and will be prohibited from making any cash payments of subordinated debt and interest. However, the bank waived the restriction from paying interest on the subordinated debt in the form of cash for the fourth quarter ended December 31, 2001 and the first quarter ended March 31, 2002. Beginning with the quarter ending December 31, 2003, interest payments on the subordinated debt may be made in the form of cash if the Company is in full compliance with all the financial covenants set forth in the Loan Agreement, as amended, with the Company's principal bank. The Company intends to satisfy its quarterly interest obligations with the issuance of the Company's common stock in the event the Company's principal bank does not grant waivers regarding the making of cash payments of interest on subordinated debt.
     Principal payments of long-term debt from December 31, 2002 under terms of existing agreements are as follows (in thousands):

             2003...............................     $ 1,437
             2004...............................       2,300
             2005...............................       1,963
             2006...............................       3,000
             2007...............................           -
                                                       -----
                                                     $ 8,700
                                                       =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(5)    Capital Stock Options
---    ---------------------

     The following is a summary of options available for grant and changes in options outstanding under the Company's 1992 Incentive Stock Option Plan ("ISOP") and 1997 Equity Compensation Plan ("ECP") for the years ended December 31, 2002, 2001, and 2000:

                                                     2002                         2001                            2000
                                      -----------------------------   -----------------------------   -----------------------------
                                                         Weighted                        Weighted                       Weighted
                                                         Average                         Average                         Average
                                        Number of        Exercise       Number of       Exercise        Number of        Exercise
                                      Stock Options       Price       Stock Options       Price       Stock Options       Price
                                       Outstanding      Per Share      Outstanding      Per Share      Outstanding      Per Share
                                      -------------   -------------   -------------   -------------   -------------   -------------
  1992 ISOP:
     Balance as of January 1.........          -         $     -           9,825         $  6.33           15,750        $  6.30
     Granted.........................          -               -               -               -                -              -
     Exercised.......................          -               -          (2,700)           6.33                -              -
     Lapsed..........................          -               -          (7,125)           6.33           (5,925)          6.26
                                         -------           -----         -------          ------          -------          -----
     Balance as of December 31.......          -         $     -               -         $     -            9,825        $  6.33
                                         -------           -----         -------          ------          -------          -----

  1997 ECP:
     Balance as of January 1.........    556,771         $  7.81         526,512         $  8.16          245,841        $ 11.00
     Granted.........................     20,000            8.20         142,000            7.50          352,675           6.74
     Exercised.......................     (5,563)           6.69          (1,750)           7.06                -              -
     Lapsed..........................    (45,692)           8.47        (109,991)           9.11          (72,004)         10.89
                                         -------           -----         -------          ------          -------          -----
     Balance as of December 31.......    525,516         $  7.78         556,771         $  7.81          526,512        $  8.16
                                         -------           -----         -------          ------          -------          -----

  Total of 1992 ISOP and 1997 ECP:
     Balance as of January 1.........    556,771         $  7.81         536,337         $  8.13          261,591        $ 10.72
     Granted.........................     20,000            8.20         142,000            7.50          352,675           6.74
     Exercised.......................     (5,563)           6.69          (4,450)           6.62                -              -
     Lapsed..........................    (45,692)           8.47        (117,116)           8.94          (77,929)         10.54
                                         -------           -----         -------          ------          -------          -----
     Balance as of December 31.......    525,516         $  7.78         556,771         $  7.81          536,337        $  8.13
                                         =======          ======         =======          ======          =======         ======

Note: The option prices and number of options have been adjusted to reflect the three-for-two stock splits of August 11, 1995 and November 10, 1997.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(5)    Capital Stock Options (Continued)
---    ---------------------

     The following table summarizes information about stock options outstanding as of December 31, 2002:


                Options Outstanding                            Options Exercisable
-----------------------------------------------------    --------------------------------
                      Number of           Remaining                          Number of
  Exercise          Stock Options           Life           Exercise        Stock Options
   Price             Outstanding           (Years)          Price           Exercisable
-------------     -----------------    --------------    -----------     ----------------
  $15.25                13,166              0.36           $15.25              13,166
   10.88                40,000              1.42            10.88              30,000
   10.00                24,550              1.55            10.00              18,413
    8.25                39,000              1.75             8.25              29,250
    7.06                79,000              2.11             7.06              39,500
    5.88                10,000              2.35             5.88               5,000
    6.63               166,300              2.84             6.63              83,150
    7.50               133,500              3.61             7.50              33,375
    8.12                10,000              4.27             8.12                   -
    8.27                10,000              4.47             8.27                    -
   -----               -------              ----            -----             -------
  $ 7.78               525,516              2.47           $ 8.19             251,854
   =====               =======              ====            =====             =======

Note: The option prices and number of options have been adjusted to reflect the three-for-two stock splits of August 11, 1995 and November 10, 1997.

     Under the Company's 1992 Incentive Stock Option Plan, officers and key employees were granted options to purchase shares of common stock at the market price at the date of grant. Options became exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options were fully exercisable. There are no options outstanding under the 1992 ISOP. The 1992 ISOP authorized up to 112,500 shares of common stock for issuance pursuant to the terms of the Plan. The Plan, approved in 1992, also authorized stock appreciation rights; however, none were issued. The Plan expired in July 2002.
     In July 1997, the stockholders adopted the 1997 Equity Compensation Plan ("ECP"), which will expire in July 2007. The ECP provides for grants of stock options, restricted stock, and stock appreciation rights to selected employees, key advisors who perform valuable services, and directors of the Company. In addition, the ECP provides for grants of performance units to employees and key advisors. The ECP, as amended by shareholders in August 2000 and June 2001, authorizes up to 1,012,500 shares of common stock for issuance pursuant to the terms of the plan. Under the Company's ECP, officers, directors, and key employees have been granted options to purchase shares of common stock at the market price at the date of grant. The Company recognizes compensation expense on options granted to non-employee directors. To date, the effect of options granted to non-employee directors has been immaterial. Options become exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options are fully exercisable. As of December 31, 2002, 525,516 options are outstanding under the plan, and all options have a term of five years.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(6)    Employee Benefit Plans
---    ----------------------

     The Company maintains defined benefit plans for employees covered by collective bargaining agreements. Retirement benefits are based on the employee's years of service multiplied by the appropriate monthly benefit amount. Employee compensation does not impact pension benefits. The Company's policy is to fund the plans in compliance with applicable laws and regulations. Assets of the Company's defined benefit plans are primarily invested in publicly traded common stocks, corporate and government debt securities, and cash or cash equivalents
     The benefit obligations for the Company's defined benefit plans were (in thousands):

                                                          September 30,            September 30,
                                                              2002                     2001
                                                       --------------------    ---------------------
Change in benefit obligations:
Benefit obligation at beginning of year.............        $  3,193                   2,925
Service cost (excluding administrative expenses)....              71                     124
Interest cost.......................................             216                     216
Actuarial loss......................................             756                      56
Benefits paid.......................................          (2,710)                   (128)
                                                               -----                   -----
Benefit obligation at end of year...................        $  1,526                   3,193
                                                               =====                   =====


    The fair value of the plan assets of the Company's defined benefit plans follows (in thousands):

                                                          September 30,            September 30,
                                                              2002                     2001
                                                       --------------------    ---------------------
Change in plan assets:
Fair value of plan assets at beginning of year......        $  4,045                   3,811
Actual return on plan assets........................             328                     357
Employer contribution...............................              67                      77
Expenses............................................               -                     (72)
Benefits paid.......................................          (2,710)                   (128)
                                                               -----                   -----
Fair value of plan assets at end of year............        $  1,730                   4,045
                                                               =====                   =====


    Accrued pension liability included in the Company's balance sheets at September 30, 2002 and September 30, 2001 were (in thousands):

                                                          September 30,            September 30,
                                                              2002                     2001
                                                       --------------------    ---------------------
Reconciliation to balance sheets:
Funded status:
Plan assets in excess of benefit obligation.........        $    204                     852
Unrecognized net actuarial gain.....................            (233)                 (1,840)
Unrecognized net obligation.........................             (13)                    (14)
Unrecognized prior service costs....................               6                       6
                                                               -----                   -----
Accrued benefit cost recognized in the Company's
  balance sheets....................................        $    (36)                   (996)
                                                               =====                   =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(6)    Employee Benefit Plans (Continued)
---    ----------------------

     The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over 30 years. The net periodic pension expense (benefit) and total pension expense (benefit) for the years ended December 31, 2002, 2001, and 2000 includes the following components (in thousands):

                                            For the Year       For the Year      For the Year
                                                Ended             Ended             Ended
                                             December 31,       December 31,      December 31,
                                                2002               2001              2000
                                           ---------------   ---------------   -----------------
Service cost-benefits earned during
   the period...........................      $    71                182              159
Interest cost on projected benefit
   obligation............................         216                216              190
Expected return on plan assets -
   increase..............................        (302)              (277)            (231)
Amortization of net asset................           -                 (1)             (21)
Amortization of prior service cost.......           -                 60               62
Recognized net actuarial gain............         (86)              (187)             (48)
                                                 ----               ----             ----
Net periodic pension expense
   (benefit).............................        (101)                (7)             111
Curtailment cost (settlement credit).....        (859)               562                -
                                                 ----               ----             ----
Total pension expense (benefit)..........     $  (960)               555              111
                                                 ====               ====             ====


     The weighted average rates and actuarial assumptions used to develop the net periodic pension expense (benefit) and the projected benefit obligation for the two plans were:

                                      September 30,        September 30,          September 30,
                                          2002                  2001                  2000
                                   --------------------  -------------------   --------------------
Discount rate....................     5.32% and 7.0%        7.0% and 7.25%        7.0% and 7.75%
Expected long-term rate of
   return on plan assets.........     8.0% and 8.50%        8.0% and 8.50%        8.0% and 8.50%


     The Company operates a number of defined contribution plans for employees. The plans contain a Company match feature and one plan also contains provisions for profit sharing contributions in the form of cash as determined annually by the Board of Directors. Total expense for these plans was $157,000, $199,000, and $386,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(7)    Income Taxes
---    ------------

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                           For the Year         For the Year         For the Year
                                              Ended                Ended                 Ended
                                           December 31,         December 31,          December 31,
                                               2002                 2001                  2000
                                        ------------------   ------------------    ------------------
Federal  - current..................        $ (1,146)                (510)                1,541
         - deferred.................           1,326                  322                   372
                                               -----                -----                 -----
                                                 180                 (188)                1,913
                                               -----                -----                 -----

State    - current..................              22                   32                   240
         - deferred.................              63                 (109)                   69
                                               -----                -----                 -----
                                                  85                  (77)                  309
                                               -----                -----                 -----

Foreign  - current..................               2                    8                    11
                                               -----                -----                 -----
                                            $    267                 (257)                2,233
                                               =====                =====                 =====


     The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                          For the Year          For the Year         For the Year
                                              Ended                Ended                 Ended
                                          December 31,          December 31,         December 31,
                                              2002                  2001                 2000
                                        ------------------    -----------------    ------------------
Computed tax expense (benefit)
   at statutory rate of 34%............      $   316                (108)                1,942
Increase (reduction) in taxes
   resulting from:
     State income taxes, net of
       federal benefit..............              56                 (51)                  204
     Equity in income of joint
       venture and dividend
       received deduction from
       joint venture distribution...            (109)               (139)                   70
     Change in the valuation
       allowance for deferred tax
       assets.......................               -                   -                  (102)
     Miscellaneous items............               4                  41                   119
                                               -----               -----                 -----
                                            $    267                (257)                2,233
                                               =====               =====                 =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(7)    Income Taxes (Continued)
---    ------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are presented below (in thousands):

                                                              December 31,         December 31,
                                                                  2002                 2001
                                                            -----------------    -----------------
Deferred tax assets:
   Net operating and built-in loss carryforward
     (federal loss of $302 expires through 2007)..........     $   529                  405
   Capital loss carryforward..............................         168                  168
   Inventories............................................         363                  458
   Accrued restructuring costs............................          73                  179
   Accrued warranty costs.................................         343                  332
   Accrued pension costs..................................          20                  397
   Accruals for other expenses, not yet deductible for
     tax purposes.........................................         536                1,022
   Interest rate swap.....................................         157                  159
                                                                 -----                -----
       Total gross deferred tax assets....................       2,189                3,120
                                                                 -----                -----

Deferred tax liabilities:
   Plant and equipment, principally due to
     differences in depreciation..........................        (190)                (159)
   Amortization...........................................      (1,305)                (783)
   Investment in SI/BAKER joint venture...................        (472)                (605)
   Other..................................................        (164)                (124)
                                                                 -----                -----
       Total gross deferred tax liabilities...............      (2,131)              (1,671)
                                                                 -----                -----
       Net deferred tax assets............................     $    58                1,449
                                                                 =====                =====


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2002.


(8)    Contingencies
---    -------------

     The Company is guarantor (not to exceed $1,000,000) of one-half of SI/BAKER's borrowings under a line of credit which had no outstanding balance at December 31, 2002.
     The Company is presently engaged in certain legal proceedings, which management believes present no significant risk of material loss to the Company.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(9)    Commitments and Related Party Transactions
---    ------------------------------------------

     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $32,858 (with annual increases of 2.5%), which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment by Ermanco of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004. The Company paid $394,000, $394,000, and $374,000 in the years ended December 31, 2002, 2001, and 2000, respectively, under this leasing arrangement.
     The Company also leases certain automobiles and office equipment, office space, computer equipment, and software under various operating leases with terms extending through September 2007.
     Total rental expense, including short-term leases, in the years ended December 31, 2002, 2001, and 2000 approximated $555,000, $584,000, and $623,000, respectively.
     Future minimum rental commitments at December 31, 2002 are as follows (in thousands):

                                                             Operating
                                                               Leases
                                                            ------------
    2003................................................      $   540
    2004................................................          416
    2005................................................           64
    2006................................................            4
    2007................................................            3
                                                                -----
      Total ............................................      $ 1,027
                                                                =====


     To complete the acquisition of Ermanco, the Company issued $3,000,000 in subordinated promissory notes to the stockholders of Ermanco. See Note 4 of the Notes to Consolidated Financial Statements for more information on the promissory notes issued to the fourteen stockholders of Ermanco, nine of whom continue to be employees, and two are directors of the Company.
     The Company has employment agreements with the Company's executive officers. Each of the agreements has varying expiration dates. They provide for each party to receive annual compensation during the term of the employment agreements, participate in bonus plans, plus usual and customary fringe benefits associated with being an employee of the Company. Under certain circumstances, the agreements provide for post termination severance payments.
     See Note 11 of Notes to Consolidated Financial Statements for transactions related to the SI/BAKER joint venture.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(10)   Cash Flow Information
----   ---------------------

   Supplemental disclosures of cash flow information for the years ended December 31, 2002, 2001, and 2000, are as follows (in thousands):

                                               For the           For the Year       For the Year
                                             Year Ended             Ended               Ended
                                            December 31,         December 31,       December 31,
                                                2002                 2001               2000
                                           ----------------    -----------------   ----------------
Supplemental disclosures of cash
   flow information:
     Cash paid (received) for:
       Interest..........................     $   761                1,030               1,837
                                                =====                =====               =====

       Income taxes......................     $  (667)                 195               1,472
                                                =====                =====               =====

Supplemental disclosures of
   noncash investing and financing
   activities:
     Receivable associated with the
       divestment of a joint venture.....     $     -                  125                   -
                                                =====                =====               =====

     Adjustment to excess of cost
       over fair value of net assets
       acquired due to a change in
       the estimated fair value of
       land acquired.....................     $     -                    -                  70
                                                =====                =====               =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(11)   Joint Ventures
----   --------------

   The Company has entered into various transactions with SI/BAKER as follows:

                                                                December 31,        December 31,
                                                                    2002                2001
                                                              -----------------   ------------------
SI/BAKER, INC., 50% owned by the Company:
Balance Sheets data (in thousands):
   Amount included in notes and other receivables...........      $    69            $     52
   Amount included in costs and estimated earnings in
     excess of billings.....................................            1                   -
   Investment in SI/BAKER...................................        1,325               1,667

                                              For the Year       For the Year       For the Year
                                                  Ended             Ended               Ended
                                              December 31,       December 31,       December 31,
                                                  2002               2001               2000
                                             ----------------  -----------------   ----------------
Statements of Operations Data
  (in thousands):
     Systems and services sold under
       various subcontracts................       $ 194               876                 593
     Services purchased for resale under
       various subcontracts................           -                 -                   1
     Reimbursement for administrative and
       other services provided.............          24                55                 106
     Royalty income........................         167               243                 283


   Information pertaining to the Company's investment in the SI/BAKER joint venture is as follows (in thousands):

Balance at December 31, 2000.........................................................$ 1,788
Equity in net earnings...............................................................    629
Cash dividends.......................................................................   (750)
                                                                                       -----
Balance at December 31, 2001.........................................................  1,667
Equity in net earnings...............................................................     58
Cash dividends.......................................................................   (400)
                                                                                       -----
Balance at December 31, 2002.........................................................$ 1,325
                                                                                       =====


   Undistributed earnings of SI/BAKER (less related deferred tax expenses) at December 31, 2002 and 2001 were $752,000 and $961,500, respectively.

   Summary financial information and operating results for the SI/BAKER joint venture are set forth in the following table (in thousands):

                                                             December 31,          December 31,
                                                                 2002                  2001
                                                           ------------------    -----------------
Current assets...........................................      $  3,969               5,974
Property, plant and equipment, net.......................           240                 118
Current liabilities......................................         1,532               2,750
Long-term liabilities....................................            28                   9
                                                                  -----               -----
Net assets...............................................      $  2,649               3,333
                                                                  =====               =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(11)   Joint Ventures (Continued)
----   --------------

                                             For the Year       For the Year        For the Year
                                                Ended               Ended               Ended
                                             December 31,       December 31,        December 31,
                                                 2002               2001                2000
                                           -----------------   ----------------   ------------------
  Net sales..............................     $   8,329              12,139             14,139
                                                 ======              ======             ======

  Net earnings...........................     $     116               1,257              1,063
                                                 ======              ======             ======


   Operations of the SI-Egemin joint venture were not material to the Company during the years ended December 31, 2001 and 2000. The Company divested of its investment in the SI-Egemin joint venture at the end of calendar year 2001.


(12)   Major Segments of Business
----   --------------------------

     Operating segments are defined as components of an enterprise in which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company identified such segments based on both management responsibility and types of products offered for sale.
   The Company operates in two major market segments, and products are sold worldwide as follows (in thousands):

For the year ended
December 31, 2002:                                    SI Systems             Ermanco        Total
-----------------                               ------------------------  -------------  -----------
Sales........................................        $  14,906               23,318         38,224
Earnings (loss) before interest expense,
  interest income, equity in income of joint
  ventures, and income taxes.................            2,248                 (442)         1,806
Total assets.................................            9,046               27,657         36,703
Capital expenditures.........................               64                  211            275
Depreciation and amortization expense........              282                  428            710

For the year ended
December 31, 2001:                                    SI Systems             Ermanco        Total
-----------------                               ------------------------  -------------  -----------
Sales........................................        $  19,008               31,744         50,752
Earnings (loss) before interest expense,
  interest income, equity in income of joint
  ventures, and income taxes.................             (750)                 935            185
Total assets.................................           10,660               30,683         41,343
Capital expenditures.........................              128                  564            692
Depreciation and amortization expense........              363                  851          1,214

For the year ended
December 31, 2000:                                    SI Systems             Ermanco        Total
-----------------                               ------------------------  -------------  -----------
Sales........................................        $  29,649               34,657         64,306
Earnings before interest expense, interest
  income, equity in income of joint
  ventures, and income taxes.................            3,430                3,184          6,614
Total assets.................................           15,429               30,488         45,917
Capital expenditures.........................              151                  244            395
Depreciation and amortization expense........              428                  778          1,206

   All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States. International sales were $1,682,000, $5,325,000, and $5,769,000 for the years ended December 31, 2002,
2001, and 2000, respectively.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(13)   Quarterly Financial Information (Unaudited)
----   -------------------------------

       Selected Quarterly Financial Data
       ---------------------------------
       (In thousands, except per share amounts)

  For the Year Ended                             First        Second        Third        Fourth
  December 31, 2002                             Quarter       Quarter      Quarter       Quarter
  -----------------                             -------       -------      -------       -------
  Net sales.................................   $  10,752        9,908        9,010         8,554
  Gross profit on sales.....................   $   2,889        2,486        1,891         2,007
  Net earnings (loss).......................   $     343          123         (402)          599
  Basic earnings (loss) per share...........   $     .08          .03         (.09)          .14
  Diluted earnings (loss) per share.........   $     .08          .03         (.09)          .13

  For the Year Ended                             First        Second        Third        Fourth
  December 31, 2001                             Quarter       Quarter      Quarter       Quarter
  -----------------                             -------       -------      -------       -------
  Net sales.................................   $  13,930       12,221       12,796        11,805
  Gross profit on sales.....................   $   3,593        3,063        3,297         2,472
  Net earnings (loss).......................   $     126         (808)         469           151
  Basic earnings (loss) per share...........   $     .03         (.19)         .11           .04
  Diluted earnings (loss) per share.........   $     .03         (.19)         .11           .04


(14)   Subsequent Event
----   ----------------

     On February 21, 2003, the Company sold its Easton, Pennsylvania facility. Significant terms of the agreement of sale include a sales price of $2,925,000 and also a leaseback of 25,000 square feet of office space for five years by the Company. In accordance with the loan agreement in connection with the sale, the Company prepaid, without penalty, $1,387,500 of the term loan, reducing the balance of the term loan to $4,312,500, and increased the escrow amount by $387,500 to $1,252,500.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY                            Schedule II
VALUATION AND QUALIFYING ACCOUNTS                                    -----------
For the Years Ended December 31, 2002, 2001, and 2000
  (In thousands)

                                                                    Additions
                                                 Balance at         Charged to
                                                Beginning of        Costs and                           Balance at End
                                                    Year             Expenses          Deductions           of Year
                                              ---------------    ---------------    ---------------    ----------------
Allowance for doubtful accounts:

   Year ended December 31, 2002.............     $     54              171                  4                221
                                                     ====              ===                ===                ===

   Year ended December 31, 2001.............     $     54               20                 20                 54
                                                      ====             ===                ===                ===

   Year ended December 31, 2000.............     $     54              106                106                 54
                                                      ====             ===                ===                ===

                                    PART III
                                    --------


Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

     Information concerning the Company's directors is as follows:

               Name, Other Positions or Offices With The Company                  Director
                 and Principal Occupation for Past Five Years                      Since     Age
--------------------------------------------------------------------------------  --------  -----
L. Jack Bradt...................................................................    1958      75
L. Jack Bradt was the founder in 1958 and for 30 years  President and CEO of
   SI Handling Systems,  Inc.,  renamed Paragon  Technologies,  Inc. shortly
   after  the  Company   acquired  Ermanco   Incorporated.   Mr.  Bradt  has
   continued  as a director of the Company  since its  inception.  Mr. Bradt served in the U.S.  Marine Corps and  graduated  from Cornell  University with a  Mechanical/Industrial  Engineering Degree in 1953. After retiring as CEO of SI Handling  Systems,  Inc.,  he taught in the MBA  programs at
   Lehigh and  Cornell  Universities.  Most  recently,  he was  director  of
   Human Services in  Northampton  County,  Pennsylvania.  He is active as a director  in  a  number  of  local,  state,  and  national  organizations involved in business, education, human services, and government.

Gilman J. Hallenbeck............................................................    2001      64
Gilman J. Hallenbeck is Chairman of the Board of Street  Lighting  Equipment
   Corporation, a manufacturer of architectural outdoor lighting and equipment.
   He has held this position since 1964. He is also a co-owner of Bolt Electric
   Co., a distributor of electrical products selling to electrical contractors,
   NUJA Realty Corporation, a commercial real estate holding and management company, and Asbury Leasing Company, a lessor of capital equipment. Mr.
   Hallenbeck has held these interests since 1967. From 1966 to 1997, he was
   Chairman of the Board of Area Lighting Research, Inc., a manufacturer and distributor of photoelectric controls and electrical energy savings devices.
   He is a graduate of the United States Military Academy at West Point.

William R. Johnson..............................................................   1999       56
William  R.  Johnson is the  President  and Chief  Executive  Officer of the
   Company. Mr. Johnson joined the Company as President in March 1999 and in
   July 1999 was promoted to Chief Executive Officer. Before joining the
   Company, Mr. Johnson was with Reliance Electric, a Rockwell International business. He joined Reliance Electric in 1977 as Manager of A C Engineering
   and, in 1979, managed Reliance's large motor engineering efforts. In 1981, he was appointed Plant Manager of the Kings Mountain, North Carolina facility.
   In 1986, he became General Manager of the Engineered Motor Division. From
   1993 to 1995, Mr. Johnson was the former General Manager of Rockwell
   Automation's Engineered Motors and Generators Business and from 1995 to 1998, he was the Senior Vice President of Rockwell Automation's Reliance Electric
   Motor Group. Mr. Johnson received his Bachelor's Degree in Electrical
   Engineering from Michigan Technological University and his MBA from the
   College of St. Thomas. Mr. Johnson is a director of the Lehigh Valley
   Partnership and has served on the boards of a number of community organizations.

               Name, Other Positions or Offices With The Company                  Director
                 and Principal Occupation for Past Five Years                      Since     Age
--------------------------------------------------------------------------------  --------  -----
Leon C. Kirschner...............................................................    1999      62
Leon C.  Kirschner  is the Chief  Operating  Officer of the  Company  and
   President of Ermanco  Incorporated  since 1983. From 1968 to 1983, Mr.
   Kirschner  was  the  Senior  Vice   President  of  W&H  Systems.   Mr.
   Kirschner  began  his  career  in  1961  as an  engineer  at  Celanese
   Plastics,  and from 1963 to 1968 he worked  for P.P.G.  Industries  as
   Plant  Engineer.  Mr.  Kirschner  received  his  Bachelor's  Degree in
   Engineering from Stevens  Institute of Technology and his MBA from New
   York  University.  Mr.  Kirschner  is also a director of Terrace  Food
   Group, Inc.

Theodore W. Myers...............................................................    2002      59
Theodore  W.  Myers is the  Chairman  of the  Board of the  Company.  Mr.
   Myers retired from Tucker Anthony Sutro, an investment banking firm, where he was First Vice President and Branch Manager of the Phillipsburg, New Jersey
   satellite office, where he served from 1991 to 2000. After graduating from
   Fairleigh Dickinson University in 1966 with a B.S. in Marketing and Finance, he served in the Armed Forces during the Vietnam era and subsequently returned as a National Bank Examiner for the Controller of the Currency until he became the internal auditor for Dean Witter Reynolds in 1971. Prior to his employment with Tucker Anthony, he was a Vice President with Prudential Bache and Vice President/Manager of the Flemington, New Jersey office of Paine
   Webber from 1985 to 1991, and from 1977 to 1985, he was an Assistant Vice
   President with Thompson McKinnon Securities and Dean Witter Reynolds.

Anthony W. Schweiger............................................................    2001      61
Anthony W.  Schweiger  is President of The  Tomorrow  Group,  LLC,  which provides specialized financial and management services for complex and strategic/turnaround governance issues. He is also a Principal of
   e-brilliance, LLC, a specialized information technology consulting and education firm. He has over 30 years experience in managing and counseling companies. In addition to being the CEO of a large regional lending business, his business experience includes capital market management, risk management, lending, technology, and strategic planning. Since 1992, he has been a director and Governance Chair of Radian Group, Inc., a NYSE traded global provider of credit enhancement products. He also serves on Radian's Audit and
   Executive Committees. In addition, Mr. Schweiger is a director of Paragon
   Technologies, Inc. (PTG-AMEX) since May 2001 and currently serves as Chairman of Paragon's Audit Committee. He has also been an investor and director of
   Input Technologies, LLC, a supplier of human-to-machine interface products and services since February 1998. In his capacity as a consultant, Mr.
   Schweiger serves as the senior acting manager in a variety of technology and service businesses. Prior to forming The Tomorrow Group, he was Managing
   Director of the Stafford Companies, an investment-banking firm. Before that, he co-founded and served as the President and Chief Executive Officer of
   Meridian Mortgage Corporation 3 and the Executive Vice President/Chief
   Operating Officer for that company.

               Name, Other Positions or Offices With The Company                  Director
                 and Principal Occupation for Past Five Years                      Since     Age
--------------------------------------------------------------------------------  --------  -----
Steven Shulman..................................................................   1999       62
Steven  Shulman,  an investment  banker with over 30 years of experience, began his career in 1967 with  Burnham &  Company.  From 1970 to 1984,
   Mr. Shulman was the Senior Vice President of Corporate  Development at
   Wheelabrator.  Since 1984, Mr.  Shulman has been an investment  banker through  his  wholly-owned  company,  The  Hampton  Group,  and Latona
   Associates,  Inc.  where he serves as  Managing  Director.  Currently,
   Mr.  Shulman is a shareholder  and director in a diversified  group of companies,  including Transportation Technologies,  Inc., Terrace Food
   Group,   Inc.,  C3i  Inc.,  and  Beacon  Capital  Partners,   Inc.  In
   addition,  he serves as  Chairman  of Terrace  Food  Group,  Inc.  Mr.
   Shulman is a graduate  of Stevens  Institute  of  Technology  where he received a Bachelor's Degree in Mechanical  Engineering and a Master's
   Degree in Industrial  Management.  Mr. Shulman serves as Vice Chairman of the Board of Stevens  Institute  of  Technology.  Mr.  Shulman  was
   also  a  director  of  Ermanco   Incorporated   at  the  time  of  its
   acquisition by the Company on September 30, 1999.

Leonard S. Yurkovic.............................................................   2002       65
Leonard S.  Yurkovic is the Vice  Chairman  of the Board of the  Company.
   Mr. Yurkovic retired from the Company as CEO and a member of the Board of
   Directors in 1999. Mr. Yurkovic started with the Company in 1979 as Vice
   President - Finance. Throughout the 1980s, Mr. Yurkovic was appointed to several executive-level positions at the Company, having been named President and Chief Operating Officer in 1985, Managing Director of European Operations
   in 1987, and then President and Chief Executive Officer in 1988. Prior to his
   tenure at the Company, Mr. Yurkovic was Division Controller at The Harris
   Corporation, Champlain, New York. A former lieutenant of the United States
   Navy, Mr. Yurkovic graduated from Lehigh University with his MBA in Finance and the United States Naval Academy with a B.S. in Engineering.


     The names, ages, and offices with the Company of its executive officers are as follows:

          Name               Age                      Office
          ----               ---                      ------
William R. Johnson            56      President and Chief Executive Officer, Director
Leon C. Kirschner             62      Chief Operating Officer, President - Ermanco, Director
Ronald J. Semanick            41      Vice President - Finance, Chief Financial Officer,
                                         Treasurer and Secretary


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

           SECTION 16(a) -- BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Forms 3, 4, and 5, we believe that all filings required to be made by the reporting persons for the year ended December 31, 2002 were made on a timely basis.

                              --------------------

Item 11.   Executive Compensation
--------   ----------------------

     Set forth below is certain information relating to compensation received by the Company's Chief Executive Officer and other executive officers (the "Named Executive Officers") of the Company.

                           Summary Compensation Table
                           --------------------------

                                                                            Long
                                                                            Term
                                                                            Comp.
                                                                            -----
                                                                            Awards
                                                                            ------
                         Fiscal                             Other Annual     Stock      All Other
                          Year       Salary       Bonus     Compensation    Options    Compensation
Name and Position        Ended       ($)(1)        ($)         ($)(2)       (#)(3)        ($)(4)
-----------------       --------    --------     -------    -------------   -------    ------------
William R. Johnson      12/31/02    $265,200    $     -       $9,600             -       $  9,021                               -
   President and        12/31/01     265,200          -        6,788        40,000          9,980
   Chief Executive      12/31/00     255,000     421,132       4,920        80,000         14,713
   Officer (5)



Leon C. Kirschner
   Chief Operating
   Officer and          12/31/02     272,328           -       8,800              -         2,000
   President of         12/31/01     265,277       3,928       8,063         25,000        54,209
   Ermanco              12/31/00     260,238      64,065       7,457         50,000        54,109
   Incorporated (6)




Ronald J. Semanick
   Vice President -      12/31/02    115,000          -        9,600              -         4,452
   Finance, Chief        12/31/01    105,000      27,247       6,788          5,000         4,185
   Financial Officer,    12/31/00     88,787      78,446       3,143         25,000         7,579
   and Treasurer (7)

(1) This column includes employee pre-tax contributions to the Company's 401(k) Retirement Savings Plans.

(2) This column consists of an auto allowance for the business usage of personal automobiles for Messrs. Johnson and Semanick, and also automobile benefits for Mr. Kirschner. Effective September 14, 2001, the monthly auto allowance for Messrs. Johnson and Semanick is $800. Prior to September 14, 2001, the monthly auto allowance for Messrs. Johnson and Semanick was $410.

(3) Options become exercisable in increments of 25% on the anniversary date of the grant. Thus at the end of four years the options are fully exercisable. All options have a term of five years.





(4) This column includes the amounts expensed for financial reporting purposes for Company contributions to the Company's 401(k) Retirement Savings Plans pertaining to basic, matching, and profit sharing contributions for all named executives. This column also includes the cost of supplemental health insurance and supplemental disability insurance plans for Mr. Kirschner. Pursuant to the supplemental health insurance and disability insurance plans, Mr. Kirschner received benefits in the amounts of $0, $52,509, and $52,509 for the years ended December 31, 2002, 2001, and 2000, respectively.

(5) Mr. Johnson became President and a Director of the Company on March 29, 1999 and Chief Executive Officer of the Company on July 21, 1999. Based on the consideration of the Company exceeding its planned basic earnings per share goal during the year ended December 31, 2000, Mr. Johnson was awarded a bonus of $421,132. In accordance with the Company's Management Incentive Plan, Mr. Johnson's bonus included cash up to his base salary of $255,000 and 18,562 shares of the Company's common stock issued under the Company's 1997 Equity Compensation Plan, valued at $166,132 based upon the closing price of $8.95 of the Company's common stock on March 8, 2001, the award date of the bonus. The Company withheld 6,172 shares of the Company's common stock for the payment of applicable taxes.

(6) Mr. Kirschner joined the Company upon the acquisition of Ermanco Incorporated on September 30, 1999, and was appointed as Director and Corporate Vice President of the Company and President of Ermanco Incorporated. On June 25, 2001, Mr. Kirschner was appointed Chief Operating Officer of the Company.

(7) Mr. Semanick was appointed Vice President - Finance, Chief Financial Officer, and Treasurer of the Company on May 10, 2000. His fiscal year 2000 remuneration above represents total compensation for the entire fiscal year of 2000.


Stock Options Granted to Named Executive Officers During The Year Ended December 31, 2002

     There were no options for the purchase of the Company's common stock awarded to the Named Executive Officers during the year ended December 31, 2002.

Stock Options Exercised During The Year Ended December 31, 2002 and Held by Named Executive Officers as of December 31, 2002.

     The following table sets forth certain information regarding options for the purchase of the Company's common stock that were exercised and/or held by the Company's Named Executive Officers during the year ended December 31, 2002.

         Aggregated Option Exercises in the Year Ended December 31, 2002
                           And Year-End Option Values
                           --------------------------

                                                            Number of               Value of
                                                          Shares Covered           Unexercised
                               # of                       By Unexercised          In-The-Money
                              Shares                        Options at             Options at
                             Acquired                   December 31, 2002       December 31, 2002
                                On           Value         Exercisable/           Exercisable/
     Name                   Exercise (1)    Realized     Unexercisable (1)         Unexercisable
-------------------         ------------    --------    ------------------    --------------------
William R. Johnson              -            $  -          80,000/80,000         $ 74,740/94,140

Leon C. Kirschner               -               -          50,000/50,000           50,838/60,212

Ronald J. Semanick              -               -          16,250/16,750           28,024/30,451

(1) All common shares and stock option figures have been adjusted to reflect stock splits and dividends.

Employment Agreement with William R. Johnson

     The Company entered into an executive employment agreement with William R. Johnson, its President and CEO, commencing on March 29, 1999. The employment agreement was amended and restated on October 1, 2001. Terms of the amended and restated three-year employment agreement include a base salary of not less than $265,200 per year. Effective January 6, 2003, Mr. Johnson's salary was temporarily reduced by 10% to $238,680 as part of a cost reduction initiative. The amended and restated employment agreement entitles Mr. Johnson to participate in the Company's Management Incentive Plan that provides for the opportunity to receive a bonus based on the achievement of goals as defined for each fiscal year by the Board of Directors.

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


Employment Agreement with Leon C. Kirschner

     The Company entered into an employment agreement with Leon C. Kirschner, a former stockholder of Ermanco Incorporated, on October 1, 1999. In accordance with the employment agreement, Mr. Kirschner was appointed as Corporate Vice President and a director of the Company and President of Ermanco Incorporated. On June 25, 2001, Mr. Kirschner was appointed Chief Operating Officer of the Company. The employment agreement was amended and restated effective August 28, 2002. Terms of the employment agreement include a base salary of $272,328 per year. The employment agreement entitles Mr. Kirschner to participate in the Company's Management Incentive Plan that provides for the opportunity to receive a bonus based upon the achievement of goals as defined for each fiscal year by the Board of Directors. Effective January 6, 2003, Mr. Kirschner's salary was temporarily reduced by 10% to $245,095 as part of a cost reduction initiative.

     Under the terms of the employment agreement, Mr. Kirschner shall perform his duties and responsibilities at the Company's Spring Lake, Michigan facility or at such other location in western Michigan as may be established from time to time by the President and CEO of the Company.

         The Company has the right to terminate Mr. Kirschner's employment with or without cause. Cause is defined as any material breach of the employment agreement, disloyalty to the Company, willful misconduct, and conviction of a felony or other criminal act. Mr. Kirschner has the right to terminate the employment agreement voluntarily by giving the Company written notice of such termination no less than 180 days prior to the effective date of the termination. The employment agreement may also be terminated upon a change in control of the Company. The employment agreement provides for severance benefits that allow Mr. Kirschner to receive his salary for a period of 18 months plus a lump sum payment in an amount equal to one and one-half times the average of the bonus paid for the two (2) fiscal years preceding the year in which the termination becomes effective in the event of termination upon a change of control. In the event of termination without cause, the employment agreement also provides for severance benefits that allow Mr. Kirschner to receive his salary and health insurance coverage for a period of one year following effective date of the termination.

         Other benefits normally made available by the Company to executive officers, including participation in a health plan, retirement savings plan, and receipt of automobile benefits are also made available to Mr. Kirschner under the employment agreement.


Employment Agreement with Ronald J. Semanick

     The Company entered into a two-year employment agreement with Ronald J. Semanick, its Chief Financial Officer, Vice President - Finance, and Treasurer, commencing on October 1, 2001. Terms of the employment agreement include a base salary of $105,000 per year. Prior to January 6, 2003, Mr. Semanick's salary was $115,000. Effective January 6, 2003, Mr. Semanick's salary was temporarily reduced by 10% to $103,500 as part of a cost reduction initiative. The employment agreement entitles Mr. Semanick to participate in the Company's Management Incentive Plan that provides for the opportunity to receive a bonus based upon the achievement of goals as defined for each fiscal year by the Board of Directors.

     The Company has the right to terminate Mr. Semanick's employment with or without cause. Cause is defined as any material breach of the employment agreement, disloyalty to the Company, willful misconduct, conviction of a felony or other criminal act. Mr. Semanick has the right to terminate the employment agreement voluntarily. The employment agreement may also be terminated upon a change in control of the Company. The employment agreement provides that Mr. Semanick shall be entitled, as severance pay, to continue to receive his salary in effect for a period of 18 months and receive a lump sum payment in an amount equal to one and one-half times the average of the bonus paid for the two fiscal years preceding the year in which the termination becomes effective in the event of a termination upon a change in control. In the event of termination without cause, the employment agreement also provides that Mr. Semanick shall be entitled, as severance pay, to continue to receive his salary and the annual average of the bonus paid for the two years preceding the year in which the termination becomes effective for a period equal to the greater of one year or the number of years between the effective date of the termination and the October 1, 2003 expiration date of the employment agreement.

     Other benefits normally made available by the Company, including participation in any health plan, retirement savings plan, and receipt of a monthly auto allowance are also made available to Mr. Semanick under the employment agreement.

                            COMPENSATION OF DIRECTORS

     Directors who are also employees of the Company receive no additional remuneration for their services as directors. Prior to November 6, 2002, the Chairman of the Board of Directors and other non-employee directors received an annual retainer of $12,000 and $6,000, respectively; a fee of $2,500 for each Board meeting attended; a fee of $600 per day for all Company-related activities undertaken at the request of the Chairman of the Board or the Chief Executive Officer of the Company; a fee of $300 per interview for all Company-related activities undertaken in connection with interviewing qualified candidates to fill vacancies in key positions within the Company; and a fee of $200 for each Board meeting held by telephone conference. Effective November 6, 2002, the annual retainer and meeting fees were temporarily reduced by 20%. As part of this cost reduction initiative, the Chairman of the Board of Directors and other non-employee directors receives an annual retainer of $9,600 and $4,800, respectively, and a fee of $2,000 for each Board Meeting attended. There are no additional directors' fees paid for serving on the Committees of the Board of Directors. Directors are also reimbursed for their customary and usual expenses incurred in attending Board and Committee Meetings including those for travel, food, and lodging.

     The Company permits its directors, at their election, to defer receipt of payment of directors' fees. During the year ended December 31, 2002, $29,533 of directors' fees was deferred. Deferred directors' fees accrue interest at the prime rate of interest charged by the Company's principal bank or may be invested in units equivalent to shares of common stock of the Company. During the year ended December 31, 2002, distributions under the Directors' Deferred Compensation Plan totaled $137,296.


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

Item 12.   Security Ownership of Management and Certain Beneficial Owners
--------   --------------------------------------------------------------

     The following table sets forth certain information as of March 6, 2003 (unless otherwise noted) regarding the ownership of common stock (i) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) by each director or nominee of the Company, (iii) by the executive officers of the Company named in the Summary Compensation Table, and (iv) by all current executive officers and directors of the Company as a group. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                                                  Right to
                                              Number of         Acquire Under
                                                Shares             Options           Percentage
                                             Beneficially        Exercisable          of Class
Beneficial Owner                                Owned          Within 60 Days            (1)
----------------                            -------------     ----------------      ------------
Emerald Advisers, Inc. (2)................     1,181,460                   -             27.76%
   1703 Oregon Pike
   Suite 101
   Lancaster, PA  17601

L. Jack Bradt (3).........................       354,324               5,000              8.43%
   10 Ivy Court
   Easton, PA  18045

Gilman J. Hallenbeck (4)..................       184,210               2,500              4.38%

William R. Johnson........................        22,390              90,000              2.59%

Leon C. Kirschner.........................       176,954              56,250              5.41%

Theodore W. Myers (5).....................        25,200               2,500                *

Anthony W. Schweiger .....................        42,000               2,500              1.04%

Steven Shulman............................       164,368               5,000              3.97%

Leonard S. Yurkovic.......................        58,000                   -              1.36%

Ronald J. Semanick........................         2,989              16,250                *

All current directors and
   executive officers as a group
   (9 persons) (3) (4) (5)................     1,030,435             180,000             27.29%

-------------------------------------------
*Less than 1%.
(1) The percentage for each individual, entity or group is based on the aggregate number of shares outstanding as of March 6, 2003 (4,256,098) and all shares issuable upon the exercise of outstanding stock options held by each individual or group that are presently exercisable or exercisable within 60 days after March 6, 2003.
(2)  This information is presented in reliance on information disclosed in a
     Schedule 13G filed with the Securities and Exchange Commission on February 5, 2003.
(3) Includes 45,883 shares held by members of Mr. Bradt's immediate family. Mr. Bradt disclaims beneficial ownership of such shares.
(4) Includes 78,000 shares held by members of Mr. Hallenbeck's immediate family. Mr. Hallenbeck disclaims beneficial ownership of such shares.
(5) Includes 2,800 shares held by members of Mr. Myers' immediate family. Mr. Myers disclaims beneficial ownership of such shares.

Item 12.   Security Ownership of Management and Certain Beneficial Owners
--------   --------------------------------------------------------------
           (Continued)

Equity Compensation Plan Information
------------------------------------

     The Company maintains the 1997 Equity Compensation Plan (the "1997 Plan") pursuant to which it may grant equity awards to eligible persons. The Company also maintains a deferred compensation plan for directors (the "Directors' Plan") which is described in more detail below.

     The following table gives information about equity awards under the Company's 1997 Plan and the Directors' Plan.

                                               (a)                      (b)                          (c)
                                       ----------------------   ---------------------   ---------------------------
                                                                                             Number of securities
                                        Number of securities       Weighted-average           remaining available
                                         to be issued upon        exercise price of           for future issuance
                                            exercise of             outstanding           under equity compensation
                                        outstanding options,      options, warrants       plans (excluding securities
    Plan category                       warrants and rights          and rights             reflected in column (a))
----------------------------------      -----------------------  ---------------------   ---------------------------
Equity compensation plans
 approved by security holders.....            525,516              $     7.78                461,109
Equity compensation plans not
 approved by security holders.....                  -                       -                  2,239
                                              -------                   -----                -------
Total ............................            525,516              $     7.78                463,348
                                              =======                   =====                =======


Directors' Plan
---------------

     Directors may elect to defer receipt of payment of directors' fees. Deferred directors' fees accrue interest at the prime rate of interest charged by the Company's principal bank or may be invested in phantom units equivalent to shares of common stock of the Company. There are currently no phantom units outstanding.


Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

     To complete the acquisition of Ermanco on September 30, 1999, the Company issued $3,000,000 in subordinated promissory notes to the stockholders of Ermanco, including notes in the amounts of $1,382,861 and $1,001,382 to Steven Shulman and Leon C. Kirschner, respectively. Both Mr. Shulman and Mr. Kirschner are directors of the Company, and Mr. Kirschner also serves as the president of Ermanco and Chief Operating Officer of the Company. Note 4 of the Notes to Consolidated Financial Statements provides additional information regarding the promissory notes issued to the fourteen stockholders of Ermanco, nine of whom continue to be employees of the Company.
     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $32,858 (with annual increases of 2.5%), which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment by Ermanco of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004.

--------   ----------------------------------------------

     The Company has employment agreements with its executive officers. Each of the agreements has varying expiration dates. They provide for each party to receive annual compensation during the term of the employment agreements, participate in bonus plans, plus usual and customary fringe benefits associated with being an employee of the Company. Under certain circumstances, the employment agreements provide for post termination severance payments.


Item 14.   Controls and Procedures
--------   -----------------------

(a)  Evaluation Of Disclosure Controls And Procedures
     ------------------------------------------------
     The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of filing date of the annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this annual report was being prepared.

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

                                     PART IV
                                     -------


Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------   ---------------------------------------------------------------

(a)  1.  Index to Consolidated Financial Statements.
         Independent Auditors' Report
         Consolidated Financial Statements
         Consolidated Balance Sheets, December 31, 2002 and 2001
         Consolidated Statements of Operations for the years ended December
           31, 2002, 2001, 2000
         Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 2002, 2001, and 2000
         Consolidated Statements of Cash Flows for the years ended December
           31, 2002, 2001, and 2000
         Notes to Consolidated Financial Statements

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

                               -------


Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------   ---------------------------------------------------------------
           (Continued)

          10.11 Employment Agreement with Leon C. Kirschner* (incorporated by reference to Exhibit 10.11 to Form 8-K filed on October 15,
                  1999).
          10.12 Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.12 to Form 8-K filed on October 15,
                  1999).
          10.13 Promissory Note related to the Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.13 to Form 8-K filed on October 15, 1999).
          10.14 Term Loan Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to
                  Exhibit 10.14 to Form 8-K filed on October 15, 1999).
          10.15 Promissory Note related to the Term Loan Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.15 to Form 8-K filed on October 15, 1999).
          10.16 Escrow Agreement entered into September 30, 1999 by and among SI Handling Systems, Inc., the stockholders of Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.16 to Form 8-K filed on October 15,
                  1999).
          10.17 First Amendment to Term Note and Loan Agreement dated March 30, 2000 (incorporated by reference to Exhibit 10.17 to Form 10-Q, filed on May 15, 2000).
          10.18   Registration Rights Agreement (incorporated by reference to
                  Exhibit 10.1 to Form S-3, filed on July 5, 2000).
          10.19 Executive Employment Agreement with Gordon A. Hellberg dated October 1, 2001* (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2001).
          10.20 Executive Employment Agreement with Lee F. Schomberg dated October 1, 2001* (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2001).
          10.21 Executive Employment Agreement with Ronald J. Semanick dated October 1, 2001* (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2001).
          10.22 Amended and Restated Executive Employment Agreement with William R. Johnson dated October 1, 2001* (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2001).
          10.23   Amended and Restated Executive Employment Agreement with Leon
                  C. Kirschner dated August 28, 2002* (incorporated by reference to Exhibit 10.23 to Form 10-Q, filed on November 14, 2002).
          10.24 Sixth Amendment to Line of Credit Note and Loan Agreement dated August 9, 2002 (incorporated by reference to Exhibit
                  10.24 to Form 10-Q, filed on November 14, 2002).
          10.25   Sixth  Amendment to Promissory Note and Loan Agreement (Term
                  Loan) dated  November 13, 2002 (filed herewith).
          10.26 Seventh Amendment to Line of Credit Note and Loan Agreement (Line of Credit) dated November 13, 2002 (filed herewith).

                               -------


Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------   ---------------------------------------------------------------
           (Continued)

          21      Subsidiaries of the Registrant (filed herewith).
          23.1    Consent of Independent Auditors (filed herewith).
          23.2    Consent of Independent Auditors relating to SI/BAKER, INC.
                  (filed herewith).
          99.1    Cautionary Statement (filed herewith).
          99.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William R. Johnson, President and CEO, and Ronald J.
                  Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).

           * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

(b)  Reports on Form 8-K.
       No reports on Form 8-K were filed during the quarter ended December 31, 2002.

(c)  Exhibits 10.25, 10.26, 21, 23.1, 23.2, 99.1, and 99.2 are filed with this report.

(d) Schedule A - SI/BAKER, INC. Financial Statements and Independent Auditors' Report Thereon.

                                                                      Schedule A
                                                                      ----------










                                 SI/BAKER, INC.

                              Financial Statements
                           December 31, 2002 and 2001

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report
                          ----------------------------





The Board of Directors
SI/BAKER, INC.:

We have audited the accompanying balance sheets of SI/BAKER, INC. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SI/BAKER, INC. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                  /S/ KPMG LLP




Philadelphia, Pennsylvania
February 28, 2003

SI/BAKER, INC.
Balance Sheets
December 31, 2002 and 2001
  (In Thousands, Except Share Data)

                                                            December 31,           December 31,
                                                                2002                   2001
                                                        -------------------     ------------------
Assets
------

Current assets:
   Cash and cash equivalents..........................        $  1,626                 3,302

   Receivables:
     Trade............................................             463                 1,434
     Other receivables................................             335                   234
                                                                 -----                 -----
       Total receivables..............................             798                 1,668
                                                                 -----                 -----

   Costs and estimated earnings in excess of
       billings.......................................             838                   498

   Inventories - work in process......................             339                     -

   Deferred income tax benefits.......................             276                   379

   Prepaid expenses and other current assets..........              92                   127
                                                                 -----                 -----
       Total current assets...........................           3,969                 5,974
                                                                 -----                 -----

Machinery and equipment, at cost                                   381                   207
   Less:  accumulated depreciation....................             141                    89
                                                                 -----                 -----
     Net machinery and equipment......................             240                   118
                                                                 -----                 -----

       Total assets...................................        $  4,209                 6,092
                                                                 =====                 =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Balance Sheets
December 31, 2002 and 2001
  (In Thousands, Except Share Data)


                                                            December 31,           December 31,
                                                                2002                   2001
                                                        -------------------     ------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable......................................      $   378                   276
   Customers' deposits and billings in excess of costs
     and estimated earnings..............................          152                   814
   Accrued salaries, wages, and commissions..............           90                   443
   Income taxes payable..................................            -                    38
   Accrued royalties payable.............................           98                   105
   Accrued product warranties............................          755                   998
   Accrued other liabilities.............................           59                    76
                                                                 -----                 -----
       Total current liabilities.........................        1,532                 2,750
                                                                 -----                 -----

Long-term liabilities:
   Deferred income taxes payable.........................           28                     9
                                                                 -----                 -----
       Total long-term liabilities.......................           28                     9
                                                                 -----                 -----


Stockholders' equity:
   Common stock, $1 par value; authorized 1,000 shares;
     issued and outstanding 200 shares...................            -                     -
   Additional paid-in capital............................          200                   200
   Retained earnings.....................................        2,449                 3,133
                                                                 -----                 -----
       Total stockholders' equity........................        2,649                 3,333
                                                                 -----                 -----

       Total liabilities and stockholders' equity........      $ 4,209                 6,092
                                                                 =====                 =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Operations
For the Years Ended December 31, 2002, 2001, and 2000
      (In thousands)

                                            December 31,        December 31,        December 31,
                                               2002                2001                2000
                                          ----------------    ----------------    ----------------
Net sales.............................       $   8,329              12,139              14,139
Cost of sales.........................           6,529               8,663              10,931
                                                ------              ------              ------
   Gross profit on sales..............           1,800               3,476               3,208
                                                ------              ------              ------

Selling, general and
   administrative expenses............           1,226               1,058               1,035
Product development costs.............             263                 180                 161
Royalty expense to parent companies...             333                 486                 566
Interest income.......................             (41)               (166)               (177)
Interest expense......................               -                   -                   -
Other income, net.....................            (168)               (185)               (178)
                                                ------              ------              ------
                                                 1,613               1,373               1,407
                                                ------              ------              ------

Earnings before income taxes..........             187               2,103               1,801
Income tax expense....................              71                 846                 738
                                                ------              ------              ------
     Net earnings.....................       $     116               1,257               1,063
                                                ======              ======              ======




SI/BAKER, INC.
Statements Of Stockholders' Equity
For the Years Ended December 31, 2002, 2001, and 2000
      (In thousands)

                                                         Additional                      Total
                                            Common        Paid-In       Retained      Stockholders'
                                             Stock        Capital       Earnings        Equity
                                          -----------   -----------   -----------  ----------------
Balance at December 31, 1999..........       $   -          200           2,313          2,513
Net earnings..........................           -            -           1,063          1,063
                                               ---          ---           -----          -----
Balance at December 31, 2000..........           -          200           3,376          3,576
Net earnings..........................           -            -           1,257          1,257
Cash dividends paid...................           -            -          (1,500)        (1,500)
                                               ---          ---           -----          -----
Balance at December 31, 2001..........           -          200           3,133          3,333
Net earnings..........................           -            -             116            116
Cash dividends paid...................           -            -            (800)          (800)
                                               ---          ---          ------         ------
Balance at December 31, 2002..........       $   -          200           2,449          2,649
                                               ===          ===           =====          =====

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Statements Of Cash Flows
For the Years Ended December 31, 2002, 2001, and 2000
      (In thousands)

                                             December 31,        December 31,        December 31,
                                                2002                2001                2000
                                          ------------------ -------------------- ------------------
Cash flows from operating activities:
   Net earnings...........................     $   116              1,257                1,063
   Adjustments to reconcile net
     earnings to net cash provided
     (used) by operating activities:
       Depreciation of machinery
         and equipment and leased
         equipment........................          62                 34                   46
   Changes in operating assets and
     liabilities:
       Receivables........................         870               (602)                 421
       Costs and estimated earnings
         in excess of billings............        (340)             1,375                  286
       Inventories........................        (339)                 -                    -
       Deferred income taxes..............
         benefits, net....................         122                 47                   (4)
       Prepaid expenses and other
         current assets...................          35                (91)                  17
       Accounts payable...................         102               (443)                 (84)
       Customers' deposits and
         billings in excess of costs
         and estimated earnings...........        (662)              (645)                (655)
       Accrued salaries, wages, and
         commissions......................        (353)                85                  111
       Income taxes payable...............         (38)               (89)                 (16)
       Accrued royalties payable..........          (7)              (661)                 405
       Accrued product warranties.........        (243)               (57)                 213
       Accrued other liabilities..........         (17)               (12)                  11
                                                 -----              -----                -----
         Net cash provided (used) by
           operating activities...........        (692)               198                1,814
                                                 -----              -----                -----

Cash flows from investing activities:
   Additions to machinery and
     equipment............................        (184)               (77)                 (28)
                                                 -----              -----                -----

Cash flows from financing activities:
   Dividends paid on common stock.........        (800)            (1,500)                   -
                                                 -----              -----                -----

Increase (decrease) in cash
   and cash equivalents...................      (1,676)            (1,379)               1,786
Cash and cash equivalents,
   beginning of year......................       3,302              4,681                2,895
                                                 -----              -----                -----
Cash and cash equivalents,
   end of year............................     $ 1,626              3,302                4,681
                                                 =====              =====                =====

Supplemental disclosure of cash
   flow information:
     Cash paid during the year for:
       Income taxes.......................     $   247                956                  759
                                                 =====             ======               ======
       Interest...........................     $     -                  -                    -
                                                 =====             ======               ======

                 See accompanying notes to financial statements.

SI/BAKER, INC.
Notes To Financial Statements


Note 1:    Organization, Description of Business, and Summary of
-------    -----------------------------------------------------
           Significant Accounting Policies
           -------------------------------

Organization, Description of Business, and Concentration of Credit Risk
-----------------------------------------------------------------------
     On March 1, 1993, Paragon Technologies, Inc. and Automated Prescription Systems, Inc. formed a joint venture, SI/BAKER, INC. (the
"Company" or "joint venture").  On September 29, 1998,  McKesson HBOC,
Inc. [NYSE:MCK], a healthcare supply management company, announced the completion of its acquisition of Automated Prescription Systems, Inc.
Automated  Prescription  Systems, Inc. was renamed McKesson Automation
Systems Inc. ("McKesson Automation"). The joint venture draws upon the
automated    material   handling   systems   experience   of   Paragon
Technologies, Inc. and the automated pill counting and dispensing products of McKesson Automation to provide automated pharmacy systems.
Each member company contributed $100,000 in capital to fund the joint venture.
     The Company designs and installs computer controlled, fully automated, integrated systems for managed care and central fill pharmacy operations. The Company's systems are viewed as labor saving devices which address the issues of improved productivity and cost reduction. Systems can be expanded as customers' operations grow and they may be integrated with a wide variety of components to meet specific customer needs.
     Although the Company is not dependent on any single customer, much of its revenue is derived from contracts to design and install systems for managed care and central fill pharmacy operations for North American corporations and the federal government. In the year ended December 31, 2002, three customers accounted for sales of $2,534,000, $1,991,000, and $1,099,000, respectively. In the year ended December 31, 2001, four customers accounted for sales of $1,974,000, $1,706,000, $1,544,000, and $1,484,000, respectively. In the year ended December 31, 2000, three customers accounted for sales of $4,024,000, $3,045,000, and $2,175,000, respectively. No other customer accounted for over 10% of sales.
     The Company's systems are sold on a fixed-price basis. Contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has met contractual specifications. As of December 31, 2002, two customers owed the Company $312,000 and $56,000, respectively. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

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

Asset Impairments
-----------------
     In August 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). The Statement also supersedes APB No. 30 provisions related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in FAS 121 related to the recognition of impairment of long-lived assets to be held and used.
     The Company reviews the recovery of the net book value of long-lived assets in accordance with FAS 144 for impairment whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to an amount by which the net book value exceeds the fair value of assets.

Revenue Recognition
-------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. Installation is an integral part of most systems sold by the Company and is not sold or billed separately. As these contracts may extend over one or more years, generally no more than two years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.
     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts, including both typical and more complex systems.

Warranty
--------
     The Company's products are warranted against defects in materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs based upon a percentage of net sales and warranty experience.

SI/BAKER, INC.
Notes To Financial Statements


Warranty (Continued)
--------
   A roll-forward of warranty activity is as follows (in thousands):

                                           Additions
                                           Charged to
                           Beginning       Costs and                             Ending
                            Balance         Expenses          Deductions         Balance
                          ------------  -----------------  ------------------ --------------
2002....................    $   998            147               (390)               755
2001....................    $ 1,055            235               (292)               998
2000....................    $   842            284                (71)             1,055


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

New Accounting Pronouncements
-----------------------------
     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force Issue 94-3. "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.
     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107, and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the

SI/BAKER, INC.
Notes To Financial Statements


New Accounting Pronouncements (Continued)
-----------------------------
Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Internet Entities," which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities entered into after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this interpretation is not expected to have a material effect on the Company's financial statements.


Note 2:    Uncompleted Contracts
-------    ---------------------

     Costs and estimated earnings on uncompleted contracts are as follows at December 31, 2002 and 2001 (in thousands):

                                                             December 31,          December 31,
                                                                 2002                  2001
                                                          ------------------    ------------------
Costs incurred on uncompleted contracts...................    $   9,361                 9,203
Estimated earnings........................................        4,382                 3,854
                                                                 ------                ------
                                                                 13,743                13,057
Less:  billings to date...................................       13,057                13,373
                                                                 ------                ------
                                                              $     686                  (316)
                                                                 ======                ======

Included in accompanying balance sheets under the following captions:
   Costs and estimated earnings in excess
     of billings..........................................    $     838                   498
   Customers' deposits and billings in excess
     of costs and estimated billings......................         (152)                 (814)
                                                                 ------                ------
                                                              $     686                  (316)
                                                                 ======                ======



Note 3:    Short-Term Bank Borrowings and Compensating Balances
-------    ----------------------------------------------------

     On March 4, 1996, the Company established a Line of Credit Facility (the "Facility") with its principal bank (the "Bank"). Under terms of the $3,000,000 Facility, the Company's parent companies have each provided a limited guarantee and surety in the amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the Bank for the payment and performance of the related note, including any further renewals or modifications of the Facility. The Facility contains various covenants and requires the maintenance of a net worth ratio. The Company was in compliance with all covenants during the year ended December 31, 2002. The Facility has an expiration date of June 30, 2003. This Facility is not critical to the Company's operations.
     As of December 31, 2002, there was no debt outstanding under the Facility. Interest on the Facility is at the Bank's prime rate of interest minus 1% (3.25% as of December 31, 2002) or the LIBOR-based rate plus 1.75%.

SI/BAKER, INC.
Notes To Financial Statements


Note 4:    Employee Benefit Plan
-------    ---------------------

     The Company has a multi-faceted defined contribution Retirement Savings Plan. Employees age 21 and above are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company contributes 2% of base pay to each eligible salaried employee's account and, in addition, matches 50% of the first 4% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions determined annually by the Board of Directors. Total expense for the Retirement Savings Plan was $88,000, $55,000, and $48,000 for the years ended December 31, 2002, 2001, and 2000, respectively.


Note 5:    Income Taxes
-------    ------------

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                          For the Year         For the Year          For the Year
                                              Ended                Ended                 Ended
                                          December 31,         December 31,          December 31,
                                              2002                 2001                  2000
                                        ------------------   ------------------    ------------------
Federal  - current..................        $  (41)                 637                   594
         - deferred.................            98                   37                    (3)
                                               ---                  ---                   ---
                                                57                  674                   591
                                               ---                  ---                   ---

State    - current..................           (10)                 163                   148
         - deferred.................            24                    9                    (1)
                                               ---                  ---                   ---
                                                14                  172                   147
                                               ---                  ---                   ---
                                            $   71                  846                   738
                                               ===                  ===                   ===


     A reconciliation between the U. S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                           For the Year          For the Year         For the Year
                                               Ended                Ended                 Ended
                                           December 31,          December 31,         December 31,
                                               2002                  2001                 2000
                                        ------------------    -----------------    ------------------
Computed tax expense at
   statutory rate of 34%............         $   64                   715                  612
Increase in taxes resulting from:
   State income taxes,
     net of federal benefit.........              9                   114                   97
   Miscellaneous items..............             (2)                   17                   29
                                                ---                   ---                  ---
                                             $   71                   846                  738
                                                ===                   ===                  ===

SI/BAKER, INC.
Notes To Financial Statements


Note 5:    Income Taxes (Continued)
-------    ------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are presented below (in thousands):

                                                               December 31,           December 31,
                                                                  2002                   2001
                                                            ------------------    -------------------
Deferred tax assets:
   Accruals of costs, not yet
     deductible for tax purposes......................          $  299                    395
                                                                   ---                    ---
       Total gross deferred tax assets................             299                    395
                                                                   ---                    ---

Deferred tax liabilities:
   Other..............................................             (23)                   (16)
   Machinery and equipment, principally
     due to differences in depreciation...............             (28)                    (9)
                                                                   ---                    ---
       Total gross deferred tax liabilities...........             (51)                   (25)
                                                                   ---                    ---
       Net deferred tax assets........................          $  248                    370
                                                                   ===                    ===

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2002.


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


Note 7:    Commitments
-------    -----------

     Total rental expense, including short-term leases, for the years ended December 31, 2002, 2001, and 2000 approximated $119,000, $107,000, and $88,000, respectively.
     Future minimum rental commitments at December 31, 2002 under operating leases for office space is as follows:

               2003........................... $   121,000
               2004...........................     112,000
               2005...........................      34,000

SI/BAKER, INC.
Notes To Financial Statements (Continued)


Note 8:    Related Party Transactions
-------    --------------------------

     The Company has entered into various transactions with affiliated entities as follows (in thousands):

(a)  McKesson Automation Systems Inc. (50% Stockholder):

                                                               December 31,           December 31,
      Balance Sheets Data                                          2002                   2001
                                                            -------------------    -------------------
      Amount included in trade receivables...........           $   38                     75
       Amount included in other receivables..........               48                     49
       Amount included in costs and estimated
         earnings in excess of billings..............                -                     12
       Amount included in customers' deposits
         and billing in excess of costs and
         estimated earnings..........................               48                      -
       Amount included in accrued royalties payable..               49                     52

                                            For the Year       For the Year         For the Year
                                                Ended              Ended               Ended
                                            December 31,       December 31,         December 31,
    Statements of Operations Data               2002               2001                 2000
                                          ------------------ ------------------  -------------------
      Sales of systems and services.....       $   307              1,204                 (55)
       Systems and services purchased
         for resale under various
         subcontracts...................            12                 84                 265
       Royalty expense to parent
         companies......................           167                243                 283
       Other income - royalty income....           179                188                 172


(b)  Paragon Technologies, Inc. (50% Stockholder):

                                                            December 31,           December 31,
    Balance Sheets Data                                        2002                   2001
                                                       -------------------    -------------------
      Amount included in accounts payable............        $   21                      -
      Amount included in accrued royalties
         payable.....................................            49                     52

                                             For the Year         For the Year       For the Year
                                                 Ended               Ended              Ended
                                             December 31,         December 31,       December 31,
    Statements of Operations Data                2002                 2001               2000
                                           ------------------  ------------------- -----------------
      Systems and services purchased for
         resale under various subcontracts      $  194                 876                593
       Systems and services sold under
         various subcontracts...........             -                   -                  1
       Purchase of administrative and
         other services.................            24                  55                106
       Royalty expense to parent companies         167                 243                283

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PARAGON TECHNOLOGIES, INC.



Dated:   March 27, 2003            By   /s/ Theodore W. Myers
                                        ----------------------------------------
                                        Theodore W. Myers
                                        Chairman of the Board of Directors




Dated:   March 27, 2003            By   /s/ William R. Johnson
                                        ----------------------------------------
                                        William R. Johnson
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.


Dated:    March 27, 2003           /s/ Theodore W. Myers
                               -------------------------------------------------
                                   Theodore W. Myers
                                   Chairman of the Board of Directors



Dated:    March 27, 2003           /s/ William R. Johnson
                               -------------------------------------------------
                                   William R. Johnson
                                   President & Chief Executive Officer, Director



Dated:    March 27, 2003           /s/ Ronald J. Semanick
                               -------------------------------------------------
                                   Ronald J. Semanick
                                   Vice President-Finance, Chief Financial
                                    Officer and Treasurer, and Secretary
                                   (Principal Accounting and Financial Officer)



Dated:    March 27, 2003           /s/ Leon C. Kirschner
                               -------------------------------------------------
                                   Leon C. Kirschner
                                   Chief Operating Officer, and
                                    President of Ermanco Incorporated, Director



Dated:    March 27, 2003           /s/ L. Jack Bradt
                               -------------------------------------------------
                                   L. Jack Bradt
                                   Director



Dated:    March 27, 2003           /s/ Gilman J. Hallenbeck
                              -------------------------------------------------
                                   Gilman J. Hallenbeck
                                   Director



Dated:    March 27, 2003           /s/ Anthony W. Schweiger
                               -------------------------------------------------
                                   Anthony W. Schweiger
                                   Director



Dated:    March 27, 2003           /s/ Steven Shulman
                               -------------------------------------------------
                                   Steven Shulman
                                   Director



Dated:    March 27, 2003           /s/ Leonard S. Yurkovic
                               -------------------------------------------------
                                   Leonard S. Yurkovic
                                   Director

                            SECTION 302 CERTIFICATION


I, William R. Johnson, certify that:

1. I have reviewed this annual report on Form 10-K of Paragon Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  /s/ March 27, 2003
       -----------------------

/s/ William R. Johnson
------------------------------
William R. Johnson
President and CEO

                            SECTION 302 CERTIFICATION


I, Ronald J. Semanick, certify that:

1. I have reviewed this annual report on Form 10-K of Paragon Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  /s/ March 27, 2003
       -----------------------

/s/ Ronald J. Semanick
------------------------------
Ronald J. Semanick
Chief Financial Officer, and Vice President - Finance and Treasurer

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

10.19    Executive Employment Agreement with Gordon A. Hellberg dated October
         1, 2001* (incorporated by reference to Exhibit 10.19 to Amendment No.1 to Annual Report on Form 10-K for the year ended December 31, 2001).
10.20 Executive Employment Agreement with Lee F. Schomberg dated October 1, 2001* (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2001).
10.21    Executive Employment Agreement with Ronald J. Semanick dated
         October 1, 2001* (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2001).
10.22 Amended and Restated Executive Employment Agreement with William R. Johnson dated October 1, 2001* (incorporated by reference to Exhibit
         10.22 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2001).
10.23 Amended and Restated Executive Employment Agreement with Leon C. Kirschner dated August 28, 2002* (incorporated by reference to Exhibit
         10.23 to Form 10-Q, filed on November 14, 2002).
10.24 Sixth Amendment to Line of Credit Note and Loan Agreement dated August 9, 2002 (incorporated by reference to Exhibit 10.24 to Form 10-Q, filed on November 14, 2002).
10.25 Sixth Amendment to Promissory Note and Loan Agreement (Term Loan)dated November 13, 2002 (filed herewith).
10.26 Seventh Amendment to Line of Credit Note and Loan Agreement (Line of Credit) dated November 13, 2002 (filed herewith).
21       Subsidiaries of the Registrant (filed herewith).
23.1     Consent of Independent Auditors (filed herewith).
23.2     Consent of Independent Auditors relating to SI/BAKER, INC.
         (filed herewith).
99.1     Cautionary Statement (filed herewith).
99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by William R. Johnson, President and CEO, and Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).

     *Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.