Form 10-Q
period 2003-03-31
PARAGON TECHNOLOGIES INC
filed 2003-05-14
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended March 31, 2003


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

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act).                            Yes        No  X
                                                                   ---       ---

Number of shares of common stock, par value $1.00 per share, outstanding as of April 30, 2003: 4,266,377.
                 ---------

PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2003 and December 31, 2002
     (In Thousands, Except Share Data)



                                                               (UNAUDITED)
                                                                March 31,              December 31,
                                                                  2003                    2002
                                                            -------------------    ------------------
Assets
------

Current assets:
   Cash and cash equivalents......................              $  8,221                  5,385

   Restricted cash.................................                  969                    865

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $251 as of March 31,
       2003 and $221 as of December
       31, 2002)...................................                3,085                  4,285
     Notes and other receivables...................                   85                    940
                                                                  ------                 ------
       Total receivables...........................                3,170                  5,225
                                                                  ------                 ------

   Costs and estimated earnings in excess
     of billings...................................                  197                    128

   Inventories:
     Raw materials.................................                1,436                    975
     Work-in-process...............................                   83                    109
     Finished goods................................                  174                    291
                                                                  ------                 ------
       Total inventories...........................                1,693                  1,375
                                                                  ------                 ------

   Deferred income tax benefits....................                1,489                  1,771
   Prepaid expenses and other current assets.......                  665                    695
                                                                  ------                 ------
       Total current assets........................               16,404                 15,444
                                                                  ------                 ------

Property, plant and equipment, at cost:
   Land                                                                -                     27
   Buildings and improvements......................                  228                  3,768
   Machinery and equipment.........................                3,775                  4,291
                                                                  ------                 ------
                                                                   4,003                  8,086
   Less:  accumulated depreciation.................                2,364                  5,877
                                                                  ------                 ------
     Net property, plant and equipment.............                1,639                  2,209
                                                                  ------                 ------

Investment in joint venture........................                1,487                  1,325
Goodwill...........................................               17,657                 17,657
Other assets, at cost less accumulated
   amortization of $160 as of March 31,
   2003 and $143 as of December 31, 2002...........                   51                     68
                                                                  ------                 ------
Total assets.......................................             $ 37,238                 36,703
                                                                  ======                 ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2003 and December 31, 2002
     (In Thousands, Except Share Data)



                                                               (UNAUDITED)
                                                                March 31,              December 31,
                                                                  2003                    2002
                                                            -------------------    ------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt..........             $  1,725                  1,437
   Accounts payable................................                2,787                  2,403
   Customers' deposits and billings
     in excess of costs and
     estimated earnings ...........................                2,146                  2,271
   Accrued salaries, wages, and
     commissions...................................                  415                    544
   Income taxes payable............................                  634                    154
   Accrued royalties payable.......................                  110                    114
   Accrued product warranties......................                  901                    894
   Accrued pension and retirement
     savings plan liabilities......................                   22                    170
   Accrued restructuring expenses..................                  188                    216
   Deferred gain on sale-leaseback.................                  187                      -
   Accrued other liabilities.......................                1,031                  1,269
                                                                  ------                 ------
       Total current liabilities...................               10,146                  9,472
                                                                  ------                 ------

Long-term liabilities:
   Long-term debt, excluding current
     installments:
       Term loan...................................                2,300                  4,263
       Subordinated notes payable..................                3,000                  3,000
                                                                  ------                 ------
         Total long-term debt......................                5,300                  7,263
   Other long-term liability.......................                  357                    401
   Deferred gain on sale-leaseback.................                  623                      -
   Deferred income taxes payable...................                1,828                  1,713
   Deferred compensation...........................                   29                     25
                                                                  ------                 ------
     Total long-term liabilities...................                8,137                  9,402
                                                                  ------                 ------

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 4,266,377 shares as
       of March 31, 2003 and 4,256,098
       shares as of December 31, 2002..............                4,266                  4,256
     Additional paid-in capital....................                7,393                  7,313
     Retained earnings.............................                7,515                  6,504
     Accumulated other comprehensive loss..........                 (219)                  (244)
                                                                  ------                 ------
       Total stockholders' equity..................               18,955                 17,829
                                                                  ------                 ------

       Total liabilities and stockholders' equity..           $   37,238                 36,703
                                                                  ======                 ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2003 and 2002
     (In Thousands, Except Share And Per Share Data)


                                                                       Three Months Ended
                                                               ------------------------------------
                                                                   March 31,           March 31,
                                                                     2003                2002
                                                               ----------------   -----------------

Net sales...................................................     $     8,564              10,752
Cost of sales...............................................           6,360               7,863
                                                                      ------              ------
Gross profit on sales.......................................           2,204               2,889
                                                                      ------              ------

Selling, general and
   administrative
   expenses.................................................           1,997               2,341
Product development
   costs....................................................             163                  66
Restructuring
   charges (credits)........................................            (170)                  -
Interest expense............................................             218                 272
Interest income.............................................             (24)                (36)
Equity in income of
   joint venture............................................            (162)                 (6)
Other income, net...........................................          (1,496)               (321)
                                                                      ------              ------
                                                                         526               2,316
                                                                      ------              ------

Earnings before
   income taxes.............................................           1,678                 573
Income tax expense..........................................             667                 230
                                                                      ------              ------
Net earnings................................................     $     1,011                 343
                                                                      ======              ======

Basic earnings
   per share................................................     $       .24                 .08
                                                                      ======              ======

Diluted earnings
   per share................................................     $       .23                 .08
                                                                      ======              ======

Weighted average
   shares outstanding.......................................       4,256,098           4,222,885
Dilutive effect of
   stock options............................................          62,067             101,255
Dilutive effect of
   phantom stock units......................................               -              11,730
                                                                   ---------           ---------
Weighted average
   shares outstanding
   assuming dilution........................................       4,318,165           4,335,870
                                                                   =========           =========

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2003 and 2002
     (In Thousands)



                                                                            Three Months Ended
                                                                    ------------------------------------
                                                                        March 31,          March 31,
                                                                          2003               2002
                                                                    ----------------   -----------------
Net earnings......................................................      $  1,011              343

Other comprehensive income (loss), net of tax:
      Interest rate swap:
        Change in fair value
           of derivative, net
           of tax.................................................            (8)             (10)
                                                                          ------           ------
              Total other
                 comprehensive
                 income (loss)....................................            (8)             (10)
                                                                          ------           ------

              Comprehensive
                 income...........................................      $  1,003              333
                                                                          ======           ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2003 and 2002
     (In Thousands, Except Share Data)

                                                                    Three Months Ended
                                                          ----------------------------------------
                                                               March 31,            March 31,
                                                                 2003                 2002
                                                          -------------------  -------------------
Cash flows from operating activities:
   Net earnings ........................................       $  1,011                  343
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
       Depreciation of plant and equipment..............            147                  160
       Amortization of intangibles......................             17                   10
       Gain on disposition of property,
         plant and equipment, net of unearned
         profit on sale-leaseback.......................         (1,363)                (108)
       Amortization of deferred gain on sale-
         leaseback......................................            (16)                   -
       Restructuring credit.............................           (170)                   -
       Equity in income of joint venture................           (162)                  (6)
       Issuance of common shares as interest
         payment on subordinated notes..................             90                    -
       Change in operating assets and liabilities:
           Receivables..................................          2,055                 (331)
           Costs and estimated earnings in
              excess of billings........................            (69)              (1,093)
           Inventories..................................           (318)                 334
           Deferred income tax benefits.................            282                    -
           Prepaid expenses and other
              current assets............................             30                  280
           Accounts payable.............................            384                  176
           Customers' deposits and billings
              in excess of costs and estimated
              earnings for completed and
              uncompleted contracts.....................           (125)                 602
           Accrued salaries, wages, and
              commissions...............................           (129)                 (90)
           Income taxes payable.........................            480                    6
           Accrued royalties payable....................             (4)                   3
           Accrued pension and retirement
              savings plan liabilities..................             22                   23
           Accrued product warranties...................              7                   80
           Accrued restructuring expenses...............            (28)                (100)
           Accrued other liabilities....................           (238)                  42
           Deferred income taxes payable ...............             96                    -
           Deferred compensation........................              4                 (130)
                                                                 ------               ------
   Net cash provided by operating activities............          2,003                  201
                                                                 ------               ------

Cash flows from investing activities:
   Proceeds from the disposition of
     property, plant and equipment .....................          2,734                  198
   Proceeds from the divestment of a
     joint venture......................................              -                  125
   Additions to property, plant and equipment...........           (122)                 (72)
                                                                 ------               ------
   Net cash provided by investing activities............          2,612                  251
                                                                 ------               ------

          See accompanying notes to consolidated financial statements.

Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended March 31, 2003 and 2002
     (In Thousands, Except Share Data)


                                                                    Three Months Ended
                                                          ----------------------------------------
                                                               March 31,            March 31,
                                                                 2003                 2002
                                                          -------------------  -------------------
Cash flows from financing activities:
   Sale of common shares in connection with
     employee incentive stock option plan.............                -                   33
   Increase in restricted cash........................             (104)                   -
   Repayment of long-term debt........................           (1,675)                (578)
                                                                 ------               ------
       Net cash used by financing activities..........           (1,779)                (545)
                                                                 ------               ------

   Increase (decrease) in cash and
     cash equivalents.................................            2,836                  (93)
   Cash and cash equivalents,
     beginning of period..............................            5,385                6,114
                                                                 ------               ------
   Cash and cash equivalents,
     end of period....................................         $  8,221                6,021
                                                                 ======               ======

   Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
         Interest.....................................         $    114                  809
                                                                 ======               ======
         Income taxes.................................         $ (1,061)                 471
                                                                 ======               ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2003 and 2002


(1) The information contained in this Form 10-Q report is unaudited. In the opinion of the management of Paragon Technologies, Inc. ("Paragon" or the "Company"), the interim financial statements furnished reflect all adjustments and accruals that are necessary to present a fair statement of results for the interim periods. The financial statements include the accounts of the Company and Ermanco Incorporated ("Ermanco"), a wholly owned subsidiary company, after elimination of intercompany balances and transactions. Results for interim periods are not necessarily indicative of results expected for the fiscal year. This quarterly report should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K, as amended, for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. Refer to the Company's Form 10-K for the year ended December 31, 2002 for more complete financial information.


(2)  Restructuring
     -------------
     In 2001, the Company restructured its business operations, including curtailment of a defined benefit plan, and recorded a charge of $1,538,000 for restructuring costs. The Company received approval from the Pension Benefit Guaranty Corporation in 2002 to terminate the defined benefit plan. In December 2002, the Company partially settled its obligations by making lump-sum distributions to those participants who elected that payment option and correspondingly recorded a restructuring credit of $859,000. In February 2003, the Company settled its remaining obligations by purchasing annuities for those participants who elected that payment option and correspondingly recorded a restructuring credit of $170,000.

     A roll-forward of restructuring activities is as follows (in thousands):

                       Beginning                                                    Ending
                        Balance      Charge/        Cash                            Balance
                       January 1     (Credit)     Spending     Reclassification    March 31
                      ------------ ------------- ------------ ------------------- ------------
     2003............   $   216       (170)          (28)            170              188
     2002............   $   494          -          (100)              -              394

     The $188,000 restructuring accrual at March 31, 2003 relates to severance and other personnel costs and professional fees for the 2001 restructuring that are still expected to be paid.

     The amount reclassified out of the restructuring accrual was previously included in accrued pension and retirement savings plan liabilities.

(3)  Warranty
     --------
     The Company's products are warranted against defects in materials and workmanship for a specified period. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales and warranty experience.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2003 and 2002


     A roll-forward of warranty activities is as follows (in thousands):

                                           Additions
                          Beginning       Charged to                             Ending
                           Balance         Costs and                             Balance
                          January 1      Expenses (1)       Deductions (2)      March 31
                         ------------- ------------------  -----------------  --------------
  2003..................   $  894              74                 (67)             901
  2002..................   $  863             124                 (44)             943

   (1) Costs include materials and incidental costs, but exclude any services.
   (2) Payments of warranty costs and reversal of unused expired warranty accruals.


(4)  Major Segments of Business
     --------------------------
     Operating segments are defined as components of an enterprise in which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company identified such segments based on both management responsibility and types of products offered for sale. The Company operates in two major market segments.

     SI Systems
     ----------
     The Company's Easton, Pennsylvania operations (hereafter referred to as "SI Systems") is a specialized systems integrator supplying SI Systems' branded automated material handling systems to manufacturing, assembly, order selection, and distribution operations. The systems are marketed, designed, sold, installed, and serviced by its own staff or agents, generally as labor-saving devices to improve productivity, quality, and reduce costs. SI Systems also operates as a project manager in connection with the installation, integration, and service of its products generally utilizing subcontractors. SI Systems' branded products are utilized to automate the movement or selection of products and are often integrated with other automated equipment such as conveyors and robots. SI Systems' branded integrated material handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique material handling needs. SI Systems' staff develops and designs computer control programs required for the efficient operation of its systems and for optimizing distribution operations. SI Systems' branded products are sold to customers located primarily in North America, including the U.S. government.

     Ermanco
     -------
     The Company's Spring Lake, Michigan operations (hereafter referred to as "Ermanco") is a manufacturer of Ermanco branded light to medium duty unit handling conveyor and sortation products, serving the material handling industry through a worldwide network of approximately 100 experienced material handling equipment distributors and licensees. Ermanco also provides complete conveyor systems for a variety of applications, including distribution and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontractors, and subcontracted installation services. Ermanco supplies material handling systems and equipment to both national and international markets. Ermanco offers services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2003 and 2002


     automated work-in-process production lines and distribution centers, utilizing sophisticated, custom-designed controls software. Many of Ermanco's sales are to distributors who have non-exclusive agreements with the Company.

                      ------------------------------------

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales by brand during the three months ended March 31, 2003 and 2002 are as follows (in thousands):

     For the three months ended March 31, 2003:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales................   $  2,607            4,777           7,384           86.2%
     Aftermarket sales............        765              415           1,180           13.8%
                                       ------           ------          ------          -----
     Total sales..................   $  3,372            5,192           8,564          100.0%
                                       ======           ======          ======          =====
     As a % of total sales........      39.4%            60.6%          100.0%

     For the three months ended March 31, 2002:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales................   $  3,040            6,389           9,429           87.7%
     Aftermarket sales............        859              464           1,323           12,3%
                                       ------           ------          ------          -----
     Total sales..................   $  3,899            6,853          10,752          100.0%
                                       ======           ======          ======          =====
     As a % of total sales........      36.3%            63.7%          100.0%

     The Company's products are sold worldwide through its own sales personnel, along with a network of independent distributors and licensees. Domestic and international sales by brand during the three months ended March 31, 2003 and 2002 are as follows (in thousands):

     For the three months ended March 31, 2003:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales...............   $  3,283            4,966           8,249           96.3%
     International sales..........         89              226             315            3.7%
                                       ------           ------          ------          -----
     Total sales..................   $  3,372            5,192           8,564          100.0%
                                       ======           ======          ======          =====

     For the three months ended March 31, 2002:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales...............   $  3,809            6,487          10,296           95.8%
     International sales..........         90              366             456            4.2%
                                       ------           ------          ------          -----
     Total sales..................   $  3,899            6,853          10,752          100.0%
                                       ======           ======          ======          =====

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2003 and 2002


     The Company also engages in sales with the U.S. government, which is one of the Company's major customers. Sales to the U.S. government during the three months ended March 31, 2003 and 2002 are as follows (in thousands):

                                                                                    As a %
                                                                                 of Total Sales
                                                                                -----------------
     For the three months ended March 31, 2003..............        $   124            1.4%
     For the three months ended March 31, 2002..............          1,641           15.3%


     The Company identifies operating segments based on the types of products offered for sale as follows:

For the Three Months Ended
March 31, 2003 (In Thousands):                     SI Systems           Ermanco         Total
-------------------------------------------     ----------------      -----------    -----------
Sales.....................................          $  3,372              5,192          8,564
Earnings before interest expense,
  interest income, equity in income of
  joint venture, and income taxes.........             1,586                124          1,710
Total assets..............................             8,620             28,618         37,238
Capital expenditures......................                26                 96            122
Depreciation and amortization
  expense.................................                47                100            147

For the Three Months Ended
March 31, 2002 (In Thousands):                     SI Systems           Ermanco         Total
-------------------------------------------     ----------------      -----------    -----------
Sales.....................................          $  3,899              6,853         10,752
Earnings before interest expense,
  interest income, equity in income of
  joint venture, and income taxes.........               697                106            803
Total assets..............................            10,300             31,453         41,753
Capital expenditures......................                15                 57             72
Depreciation and amortization
  expense.................................                60                100            160

     All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States. International sales were $315,000 and $456,000 for the three months ended March 31, 2003 and 2002, respectively.


(5)  New Accounting Pronouncements
     -----------------------------
     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force Issue 94-3. "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2003 and 2002


     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have an effect on the Company's financial statements. The disclosure requirements were effective for our 2002 financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities entered into after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this interpretation did not have an effect on the Company's financial statements.


(6)  Other Comprehensive Loss
     ------------------------
     The Company is exposed to market risk from changes in interest rates, and uses an interest rate swap to hedge this risk. The interest rate swap has a notional amount of $4,025,000, expires in 2006, and is classified as a cash flow hedge of forecasted variable rate interest payments on a portion of the Company's term loan. Gains and losses on the interest rate swap are deferred in other comprehensive income (loss). The fair value of the interest rate swap at March 31, 2003 was a liability of approximately $357,000. The Company estimates that approximately $240,000 of the interest rate swap will be reclassified into earnings in the next 12 months.


                                                      Gross        Tax Effect         Net
                                                      -----        ----------         ---
Accumulated other comprehensive
   loss at December 31, 2002..................       $ (401)          (157)          (244)
Loss reclassified from other
   comprehensive income.......................           58             25             33
Change in fair value of derivative............          (14)            (6)            (8)
                                                        ---            ---            ---
Accumulated other comprehensive
   loss at March 31, 2003.....................       $ (357)          (138)          (219)
                                                        ===            ===            ===

     The Company uses derivative financial instruments as risk management tools and not for speculative purposes.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2003 and 2002


(7)  Sale-Leaseback
     --------------
     In February 2003, the Company sold its Easton, Pennsylvania facility. Significant terms of the agreement of sale include a sales price of $2,925,000 and a leaseback of 25,000 square feet of office space for five years by the Company. The sale-leaseback resulted in a gain of $2,189,000, of which $1,363,000 of the gain was recorded in Other income in the Statement of Operations for the three months ended March 31, 2003. The remaining gain of $826,000 is deferred and will be recognized as a reduction in rent expense over the term of the lease. During the three months ended March 31, 2003, $16,000 of the deferred gain was recognized. Future contractual obligations over the remaining term of the lease are as follows:

                  2003...............................    $   155,000
                  2004...............................        211,000
                  2005...............................        218,000
                  2006...............................        224,000
                  2007...............................        231,000
                  2008...............................         34,000
                                                           ---------
                    Total............................    $ 1,073,000
                                                           =========


(8)  Long-Term Debt
     --------------
     The Company was in violation of the covenant related to its Funds Flow Coverage Ratio and received waivers from its principal bank for the covenant violation for the quarters ended June 30, 2002 and September 30, 2002. During August 2002, the Company entered into an arrangement to amend its credit agreements with its principal bank relative to future covenant requirements and the maintenance of a minimum cash balance covenant. In August 2002, the line of credit agreement was amended to extend the expiration date of the facility to June 30, 2003 and decrease the amount available under the facility. During November 2002, the Company prepaid, without penalty, $1,200,000 of the term loan reducing the balance of the term loan to $5,987,500 and placed $1,150,000 in escrow with the Company's principal bank. Beginning with the quarter ended December 31, 2002, the escrow amount will be reduced by $287,500 every quarter and applied to the principal portion of the term loan until the escrow amount reaches zero. The Company will resume making equal quarterly payments of $575,000 plus accrued interest beginning with the quarter ended December 31, 2003. The Company also amended its credit agreements relative to future covenant requirements, the minimum cash balance covenant was reduced to $4,000,000, and certain conditions were added regarding the sale of the Company's Easton facility. In November 2002, the line of credit agreement was also amended to decrease the amount available under the facility to $1,000,000.

     In accordance with the loan agreement in connection with the sale-leaseback, the Company prepaid, without penalty, $1,387,500 of the term loan, reducing the balance of the term loan to $4,312,500, and increased the escrow amount by $387,500 to $1,252,500. As of March 31, 2003, the balance of the term loan was $4,025,000, and the escrow amount was $969,000.

     The Company remains prohibited from making any cash payments of subordinated debt and interest through the quarter ended September 30, 2003, and beginning with the quarter ended December 31, 2003 interest payments on the subordinated debt may be made in the form of cash if the Company is in full compliance with all the financial covenants set forth in the Loan Agreement, as amended, with the Company's principal bank. The Company issued 10,279 shares of common stock in the three months ended March 31, 2003. The Company intends to satisfy its quarterly interest obligations on subordinated debt with the issuance of the Company's common stock in the event the Company's principal bank does not grant waivers regarding the making of cash payments of interest on subordinated debt.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2003 and 2002


(9)  Stock-Based Compensation
     ------------------------
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"), which amends SFAS No. 123, to provide alternative methods of accounting for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

     The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense on options granted to employees for the stock option grants. The Company recognizes compensation expense on options granted to non-employee directors. To date, the effect of options granted to non-employee directors has been immaterial. Additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), is included below. If the Company had elected to recognize stock-based compensation expense for options granted to employees based on the fair value of granted options at the grant date (as determined under FAS 123), net earnings (in thousands) and basic earnings per share for the three months ended March 31, 2003 and 2002, would have been as follows:

                                                                 For the Three      For the Three
                                                                 Months Ended       Months Ended
                                                                   March 31,          March 31,
                                                                     2003               2002
                                                                ----------------   ----------------

Net earnings, as reported.................................         $  1,011                343
Deduct:  total stock-based employee
   compensation determined under
   fair value method, net of related
   tax effects............................................              (72)               (71)
                                                                      -----              -----
Pro forma net earnings....................................         $    939                272
                                                                      =====              =====

Earnings per share:
   Basic-- as reported....................................         $    .24                .08
                                                                        ===                ===
   Basic-- pro forma......................................         $    .22                .06
                                                                        ===                ===
   Diluted-- as reported..................................         $    .23                .08
                                                                        ===                ===
   Diluted-- pro forma....................................         $    .22                .06
                                                                        ===                ===


     The above pro forma net earnings and basic and diluted earnings per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. No options were granted to employees during the three months ended March 31, 2003 and the year ended December 31, 2002.

     The Company also grants phantom stock units to its directors as deferred compensation. Such awards are redeemable in cash or the Company's common stock at the director's option and are accounted for in accordance with APB Opinion No. 25 as stock appreciation rights. Expense for the phantom stock unit plan was $0 and $2,000 for the three months ended March 31, 2003 and 2002, respectively.

                      ------------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $8,221,000 at March 31, 2003 from $5,385,000 at December 31, 2002. The increase resulted from cash provided by operating activities totaling $2,003,000, and proceeds of $2,734,000 from the disposition of property, plant and equipment. Partially offsetting the increase in cash and cash equivalents from these sources was the repayment of long-term debt of $1,675,000, purchases of capital equipment of $122,000, and an increase of $104,000 in restricted cash as an escrow deposit on current installments of long-term debt. Funds provided by operating activities during the three months ended March 31, 2002 were $201,000.

Acquisition of Ermanco Incorporated
-----------------------------------
     On September 30, 1999, the Company acquired all of the outstanding common stock of Ermanco. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a line of credit facility which may not exceed the lesser of $1,000,000, as amended, or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment. This amount will be reduced by the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of March 31, 2003, the Company did not have any borrowings under the line of credit facility, and the facility expires effective June 30, 2003. The line of credit facility is not critical to the Company's operations.
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its bank. During the first two years of the term loan, the Company was obligated to repay equal quarterly payments of $312,500 plus accrued interest. After September 30, 2001, the Company commenced making equal quarterly payments of $575,000 plus interest, continuing until the loan is fully repaid. In connection with an amendment entered into in November 2002, the Company prepaid, without penalty, $1,200,000 of the term loan reducing the balance of the term loan to $5,987,500 and placed $1,150,000 in escrow with the Company's principal bank. Beginning with the quarter ended December 31, 2002, the escrow amount will be reduced by $287,500 every quarter and applied to the principal portion of the term loan until the escrow amount reaches zero. The Company will resume making quarterly payments of $575,000 plus accrued interest beginning with the quarter ended December 31, 2003. The interest rate on the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate plus 3%, which was 4.29% as of March 31, 2003. The Company also entered into an interest rate swap agreement for a portion of the term loan to hedge the floating interest rate. At March 31, 2003, the notional amount of the seven-year interest rate swap was $4,025,000, and it fixes interest at a rate of 9.38%. As of March 31, 2003, the liability associated with the fair value of the cash flow hedge was approximately $357,000.
     In February 2003, the Company sold its Easton, Pennsylvania facility. Significant terms of the agreement of sale include a sales price of $2,925,000 and also a leaseback of 25,000 square feet of office space for five years by the Company. In accordance with the loan agreement in connection with the sale, the Company prepaid, without penalty, $1,387,500 of the term loan, reducing the balance of the term loan to $4,312,500, and increased the escrow amount by $387,500 to $1,252,500. As of March 31, 2003, the balance of the term loan was $4,025,000, and the escrow amount was $969,000.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Acquisition of Ermanco Incorporated (Continued)
-----------------------------------
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, maintenance of certain financial ratios, and as amended, maintenance of a minimum cash balance covenant of $4,000,000, inclusive of restricted cash. The Company was in compliance with all covenants as of March 31, 2003.
     On September 30, 1999, the Company also issued promissory notes to fourteen stockholders of Ermanco, two of which are directors of the Company (Messrs. Shulman and Kirschner), in the aggregate principal amount of $3,000,000. The notes have a term of seven years and bear interest at an annual rate of 10% through September 30, 2002, 12% from October 1, 2002 through September 30, 2004, and 14% from October 1, 2004 through September 30, 2006. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under the Company's line of credit facility and term loan. Since July 1, 2001 through September 30, 2003, the Company has been and will be prohibited from making any cash payments on subordinated debt and interest. However, the bank waived the restriction from paying interest on the subordinated debt in the form of cash for the fourth quarter ended December 31, 2001 and the quarter ended March 31, 2002. Beginning with the quarter ended December 31, 2003, interest payments on the subordinated debt may be made in the form of cash if the Company is in full compliance with all the financial covenants set forth in the Loan Agreement, as amended, with the Company's principal bank. The Company intends to satisfy its quarterly interest obligations with the issuance of the Company's common stock in the event the Company's principal bank does not grant waivers regarding the making of cash payments of interest on subordinated debt.

Commitments and Contingencies
-----------------------------
     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $32,858 (with annual increases of 2.5%), which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004.
     The current collective bargaining agreement for manufacturing employees at the Company's Spring Lake, Michigan facility expires on May 31, 2003. The Company has opened negotiations with the collective bargaining group and anticipates a successful conclusion.
     In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space. The leasing agreement requires fixed monthly rentals of $17,188 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008.
     The Company also leases certain automobiles and office equipment, office space, computer equipment, and software under various operating leases with terms extending through September 2007.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Commitments and Contingencies (Continued)
-----------------------------
     On March 4, 1996, SI/BAKER established a $3,000,000 line of credit facility (the "Facility") with its principal bank (the "bank"). Under the terms of the Facility, SI/BAKER's parent companies, Paragon Technologies, Inc. and McKesson Automation Systems Inc., have each provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the facility. As of March 31, 2003, SI/BAKER did not have any borrowings under the Facility, and the Facility expires effective June 30, 2003.

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


Results Of Operations
---------------------

Three Months Ended March 31, 2003 Versus Three Months Ended March 31, 2002
--------------------------------------------------------------------------
     The Company's net earnings for the three months ended March 31, 2003 were $1,011,000 compared to net earnings of $343,000 for the three months ended March 31, 2002. Contributing to the net earnings for the three months ended March 31, 2003 was other income from the sale-leaseback of the Company's Easton, Pennsylvania facility of $1,363,000, and a restructuring credit of $170,000 pertaining to the final settlement of the remaining pension obligations associated with the Company's terminated pension plan. Contributing to net earnings for the three months ended March 31, 2002 was other income from the short-term licensing of certain real property of $150,000, and a gain on the sale of excess fixed assets of $108,000.

Net Sales and Gross Profit on Sales
-----------------------------------
     Net sales of $8,564,000 for the three months ended March 31, 2003 decreased 20.3% compared to net sales of $10,752,000 for the three months ended March 31, 2002. The sales decrease of $2,188,000 was primarily attributable to a smaller backlog of orders entering fiscal 2003 ($6,924,000 versus a $13,342,000 backlog beginning fiscal 2002) associated with the economic slowdown. The sales decrease was comprised of a decrease in Ermanco's branded sales of $1,661,000 and a decrease in SI Systems' branded sales of $527,000 for the three months ended March 31, 2003, when compared to the three months ended March 31, 2002. The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding and upgrading their

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

Three Months Ended March 31, 2003 Versus Three Months Ended March 31, 2002
--------------------------------------------------------------------------

Net Sales and Gross Profit on Sales (Continued)
-----------------------------------
current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Fluctuations in the Company's sales and earnings occur with increases or decreases in major installations, since the Company recognizes sales on a percentage of completion basis for its system contracts.
     Gross profit, as a percentage of sales, was 25.7% for the three months ended March 31, 2003 compared to 26.9% for the three months ended March 31, 2002. Gross profit, as a percentage of sales, for the three months ended March 31, 2003 was favorably impacted by approximately 1% due to a reduction in overhead costs during the first quarter of 2003 as compared to the first quarter of 2002. Gross profit, as a percentage of sales, for the three months ended March 31, 2002 was favorably impacted by approximately 2% as a result of the reversal of previously established contract accruals due to changes in cost estimates.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $1,997,000 were lower by $344,000 for the three months ended March 31, 2003 than in the three months ended March 31, 2002. The decrease of $344,000 was comprised of cost savings of approximately $360,000 attributable to the Company's restructuring of its business operations in the prior fiscal year and an emphasis on cost reduction. Also contributing to the higher selling, general and administrative expenses in the three months ended March 31, 2002, were approximately $70,000 in professional fees primarily associated with enhancing operational efficiency. Partially offsetting the aforementioned favorable variance was approximately $125,000 in marketing expenses associated with the Company's participation in a biannual industry trade show in the first quarter of 2003.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $163,000 were higher by $97,000 for the three months ended March 31, 2003 than in the three months ended March 31, 2002. Development programs in the three months ended March 31, 2003 included the new NBA-23(TM) narrow belt accumulation conveyor, computer software for warehousing and distribution center operations, and improvements to the Company's Order Picking, Fulfillment, and Replenishment systems. Development programs in the three months ended March 31, 2002 were aimed at enhancements to the Company's sortation and accumulation conveyor technologies.

Restructuring Charges (Credits)
-------------------------------
     In 2001, the Company restructured its business operations, including curtailment of a detailed benefit plan, and recorded a charge of $1,538,000 for restructuring costs. The Company received approval from the Pension Benefit Guaranty Corporation in 2002 to terminate the defined benefit plan. In December 2002, the Company partially settled its obligations by making lump-sum distributions to those participants who elected that payment option and correspondingly recorded a restructuring credit of $859,000 during the fourth quarter of 2002. In February 2003, the Company settled its remaining obligations by purchasing annuities for those participants who elected that payment option and correspondingly recorded a restructuring credit of $170,000 during the three months ended March 31, 2003.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

Three Months Ended March 31, 2003 Versus Three Months Ended March 31, 2002
--------------------------------------------------------------------------
(Continued)

Interest Expense and Interest Income
------------------------------------
     Interest expense of $218,000 was lower by $54,000 for the three months ended March 31, 2003 than for the three months ended March 31, 2002. The decrease in interest expense was attributable to the reduced level of term debt due to principal payments and lower interest rates.
     Interest income of $24,000 for the three months ended March 31, 2003 decreased by $12,000, when compared to the three months ended March 31, 2002. The decrease in interest income was attributable to a reduction in the level of interest rates pertaining to short-term investments.

Equity in Income of Joint Venture
---------------------------------
     Equity in income of joint venture represents the Company's proportionate share (50%) of its investment in the SI/BAKER joint venture that is being accounted for under the equity method. The favorable variance of $156,000 for the three months ended March 31, 2003 in the equity in income of the SI/BAKER joint venture was primarily due to its sales of $4,169,000 as compared to the three months ended March 31, 2002 of $2,421,000, plus a reduction of $237,000 in product development expenses. The increase in sales for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was due to a significant amount of progress made on orders received during the first quarter of 2003. Partially offsetting the favorable variance was SI/BAKER's increases of
(1) $36,000 in selling, general and administrative expenses, and (2) $70,000 in revenue-based royalty costs due to the parent companies.

Other Income, Net
-----------------
     The favorable variance of $1,175,000 in other income, net for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was primarily attributable to the gain on the sale-leaseback of the Company's Easton, Pennsylvania facility of approximately $1,363,000, and an increase in revenue-based royalty income from the Company's SI/BAKER joint venture of $35,000. Partially offsetting the favorable variance in other income, net was the prior year comparable period containing income from the short-term licensing of certain real property relating to the Company's Easton, Pennsylvania facility of $150,000, and a gain on the sale of excess fixed assets associated with the Company's Easton, Pennsylvania facility of $108,000.

Income Tax Expense
------------------
     The Company recognized income tax expense of $667,000 during the three months ended March 31, 2003, compared to income tax expense of $230,000 in the comparable prior year period. Income tax expense was generally recorded at statutory federal and state tax rates.

Backlog of Orders
-----------------
     The total backlog of orders at March 31, 2003 was approximately $10,100,000. During the three months ended March 31, 2003, the Company received orders totaling approximately $11,740,000.

                      ------------------------------------

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

                          PART II -- OTHER INFORMATION
                          ----------------------------


Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

              (a)  Exhibits:

                   10.27     Agreement of Sale  between J. G.  Petrucci
                             Company,  Inc. or its Assigns and Paragon
                             Technologies,  Inc. dated November 8, 2002
                             (filed herewith).
                   10.28 Amendment I to Agreement of Sale between J. G. Petrucci Company, Inc. and Paragon Technologies, Inc. dated January 2, 2003 (filed herewith).
                   10.29 Amendment II to Agreement of Sales between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated January 13, 2003
                             (filed herewith).
                   10.30 Amendment III to Agreement of Sale between Triple Net Investments, XIII, L.P. and Paragon Technologies, Inc. dated January 17, 2003
                             (filed herewith).
                   10.31 Lease Agreement between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated February 21, 2003 (filed herewith).
                   99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by William R. Johnson, President and CEO, and Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).


              (b) The following report on Form 8-K was filed during the quarter ended March 31, 2003:

                  On February 21, 2003, Paragon Technologies, Inc. completed the sale of its Easton, Pennsylvania building to Triple Net Investments XIII, L.P. Significant terms of the agreement of sale include a sales price of $2,925,000 and also a leaseback of approximately 25,000 square feet of office space for five years by Paragon Technologies. A Form 8-K was filed on March 3, 2003 regarding this sale-leaseback transaction.

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





Dated:      May 14, 2003
            ------------

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



Date:             May 14, 2003
       -----------------------------------


/s/ William R. Johnson
------------------------------------------
William R. Johnson
President and CEO

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


Date:             May 14, 2003
       -----------------------------------


/s/ Ronald J. Semanick
------------------------------------------
Ronald J. Semanick
Chief Financial Officer, and
Vice President - Finance and Treasurer