Form 10-Q
period 2003-06-30
PARAGON TECHNOLOGIES INC
filed 2003-08-14
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q






                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 2003


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

Number of shares of common stock, par value $1.00 per share, outstanding as of August 5, 2003: 4,277,095.
                ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statement
-------       -------------------

Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2003 and December 31, 2002
     (In Thousands, Except Share Data)

                                                               (UNAUDITED)
                                                                 June 30,            December 31,
                                                                   2003                  2002
                                                            -------------------    ------------------
Assets
------

Current assets:
   Cash and cash equivalents......................               $  4,501                5,385

   Restricted cash.................................                     -                  865

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $277 as of June 30,
       2003 and $221 as of December
       31, 2002)...................................                 5,855                4,285
     Notes and other receivables...................                   130                  940
                                                                   ------               ------
       Total receivables...........................                 5,985                5,225
                                                                   ------               ------

   Costs and estimated earnings in excess
     of billings...................................                   666                  128

   Inventories:
     Raw materials.................................                 1,266                  975
     Work-in-process...............................                   104                  109
     Finished goods................................                   142                  291
                                                                   ------               ------
       Total inventories...........................                 1,512                1,375
                                                                   ------               ------

   Deferred income tax benefits....................                 1,410                1,771
   Prepaid expenses and other current assets.......                   510                  695
                                                                   ------               ------
       Total current assets........................                14,584               15,444
                                                                   ------               ------

Property, plant and equipment, at cost:
   Land............................................                     -                   27
   Buildings and improvements......................                   228                3,768
   Machinery and equipment.........................                 3,794                4,291
                                                                   ------               ------
                                                                    4,022                8,086
   Less:  accumulated depreciation.................                 2,498                5,877
                                                                   ------               ------
     Net property, plant and equipment.............                 1,524                2,209
                                                                   ------               ------

Investment in joint venture........................                   576                1,325
Goodwill                                                           17,657               17,657
Other assets, at cost less accumulated
   amortization of $183 as of June 30,
   2003 and $143 as of December 31, 2002...........                    28                   68
                                                                   ------               ------
Total assets.......................................             $  34,369               36,703
                                                                   ======               ======

          See accompanying notes to consolidated financial statements.

-------       --------------------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2003 and December 31, 2002
     (In Thousands, Except Share Data)


                                                               (UNAUDITED)
                                                                 June 30,            December 31,
                                                                   2003                  2002
                                                            -------------------    ------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt..........              $  1,150                1,437
   Accounts payable................................                 3,217                2,403
   Customers' deposits and billings
     in excess of costs and
     estimated earnings ...........................                 1,817                2,271
   Accrued salaries, wages, and
     commissions...................................                   463                  544
   Income taxes payable............................                   445                  154
   Accrued royalties payable.......................                   110                  114
   Accrued product warranties......................                   946                  894
   Accrued pension and retirement
     savings plan liabilities......................                    42                  170
   Accrued restructuring expenses..................                   182                  216
   Deferred gain on sale-leaseback.................                   165                    -
   Accrued other liabilities.......................                 1,084                1,269
                                                                   ------               ------
       Total current liabilities...................                 9,621                9,472
                                                                   ------               ------

Long-term liabilities:
   Long-term debt, excluding current
     installments:
       Term loan...................................                   575                4,263
       Subordinated notes payable..................                 2,000                3,000
                                                                   ------               ------
         Total long-term debt......................                 2,575                7,263
   Other long-term liability.......................                   335                  401
   Deferred gain on sale-leaseback.................                   605                    -
   Deferred income taxes payable...................                 1,595                1,713
   Deferred compensation...........................                    33                   25
                                                                   ------               ------
     Total long-term liabilities...................                 5,143                9,402
                                                                   ------               ------

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 4,277,095 shares as
       of June 30, 2003 and 4,256,098
       shares as of December 31, 2002..............                 4,277                4,256
     Additional paid-in capital....................                 7,583                7,313
     Retained earnings.............................                 7,949                6,504
     Accumulated other comprehensive loss..........                  (204)                (244)
                                                                   ------               ------
       Total stockholders' equity..................                19,605               17,829
                                                                   ------               ------

       Total liabilities and stockholders' equity..            $   34,369               36,703
                                                                   ======               ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2003 and 2002
     (In Thousands, Except Share And Per Share Data)


                                     Three Months Ended                   Six Months Ended
                              ------------------------------      -------------------------------
                                June 30,          June 30,           June 30,          June 30,
                                  2003              2002               2003              2002
                              ------------      ------------      ------------       ------------
Net sales.................   $    10,983             9,908             19,547            20,660
Cost of sales.............         8,059             7,422             14,419            15,285
                               ---------         ---------          ---------         ---------
Gross profit on sales.....         2,924             2,486              5,128             5,375
                               =========         =========          =========         =========

Selling, general and
   administrative
   expenses...............         1,874             2,182              3,871             4,523
Product development
   costs..................           139                93                302               159
Restructuring charges
   (credit)...............             -                 -               (170)                -
Interest expense..........           151               266                369               538
Interest income...........           (22)              (17)               (46)              (53)
Equity in income of
   joint venture..........           (89)              (36)              (251)              (42)
Other income, net.........          (124)             (203)            (1,620)             (524)
                               ---------         ---------          ---------         ---------
                                   1,929             2,285              2,455             4,601
                               ---------         ---------          ---------         ---------

Earnings before
   income taxes...........           995               201              2,673               774
Income tax expense........           378                78              1,045               308
                               ---------         ---------          ---------         ---------
Net earnings..............    $      617               123              1,628               466
                               =========         =========          =========         =========

Basic earnings
   per share..............    $      .14               .03                .38               .11
                               =========         =========          =========         =========



Diluted earnings
   per share..............    $      .14               .03                .38               .11
                               =========         =========          =========         =========


Weighted average
   shares outstanding.....     4,266,799         4,226,635          4,262,213         4,224,492
Dilutive effect of
   stock options..........        89,955            52,695             78,021            70,194
Dilutive effect of
   phantom stock units....             -                 -                  -             6,703
                               ---------         ---------          ---------         ---------
Weighted average
   shares outstanding
   assuming dilution......     4,356,754         4,279,330          4,340,234         4,301,389
                               =========         =========          =========         =========

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2003 and 2002
     (In Thousands)


                                     Three Months Ended                   Six Months Ended
                              ------------------------------      -------------------------------
                                June 30,          June 30,          June 30,           June 30,
                                  2003              2002              2003               2002
                              ------------      ------------      ------------       ------------

Net earnings................    $   617              123              1,628               466

Other comprehensive
  income (loss), net of tax:
     Interest rate swap:
       Change in fair value
         of derivative, net
         of tax.............          -                 3                (8)               44
                                  -----            -----              -----             -----
         Total other
            comprehensive
            income (loss)...         -                 3                (8)               44
                                  -----            -----              -----             -----

         Comprehensive
            income..........    $   617              126              1,620               510
                                  =====            =====              =====             =====


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2003 and 2002
     (In Thousands, Except Share Data)

                                                                     Six Months Ended
                                                          ----------------------------------------
                                                               June 30,             June 30,
                                                                 2003                 2002
                                                          -------------------  -------------------
Cash flows from operating activities:
   Net earnings ........................................       $  1,628                  466
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
       Depreciation of plant and equipment..............            283                  320
       Amortization of intangibles......................             40                   20
       Gain on disposition of property,
         plant and equipment, net of unearned
         profit on sale-leaseback.......................         (1,361)                (108)
       Amortization of deferred gain on sale-
         leaseback......................................            (56)                   -
       Restructuring credit.............................           (170)                   -
       Cash dividend received from joint venture........          1,000                    -
       Equity in income of joint venture................           (251)                 (42)
       Issuance of common shares as interest
         payment on subordinated notes..................             90                    -
       Change in operating assets and liabilities:
           Receivables..................................           (760)                (125)
           Costs and estimated earnings in
              excess of billings........................           (538)                  99
           Inventories..................................           (137)                 348
           Deferred income tax benefits.................            361                    -
           Prepaid expenses and other
              current assets............................            185                  216
           Accounts payable.............................            814                 (472)
           Customers' deposits and billings
              in excess of costs and estimated
              earnings for completed and
              uncompleted contracts.....................           (454)                 982
           Accrued salaries, wages, and
              commissions...............................            (81)                 (36)
           Income taxes payable.........................            291                    9
           Accrued royalties payable....................             (4)                   5
           Accrued pension and retirement
              savings plan liabilities..................             42                   16
           Accrued product warranties...................             52                  291
           Accrued restructuring expenses...............            (34)                (226)
           Accrued other liabilities....................           (174)                  69
           Deferred income taxes payable ...............           (145)                   -
           Deferred compensation........................              8                 (119)
                                                                 ------               ------
   Net cash provided by operating activities............            629                1,713
                                                                 ------               ------

Cash flows from investing activities:
   Proceeds from the disposition of
     property, plant and equipment .....................          2,734                  198
   Proceeds from the divestment of a
     joint venture......................................              -                  125
   Additions to property, plant and equipment...........           (145)                (174)
                                                                 ------               ------
   Net cash provided by investing activities............          2,589                  149
                                                                 ------               ------

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended June 30, 2003 and 2002
     (In Thousands, Except Share Data)


                                                                     Six Months Ended
                                                          ----------------------------------------
                                                               June 30,             June 30,
                                                                 2003                 2002
                                                          -------------------  -------------------
Cash flows from financing activities:
   Sale of common shares in connection with
     employee incentive stock option plan.............                8                   33
   Decrease in restricted cash........................              865                    -
   Repayment of long-term debt........................           (4,975)              (1,155)
                                                                 ------               ------
       Net cash used by financing activities..........           (4,102)              (1,122)
                                                                 ------               ------

   Increase (decrease) in cash and
     cash equivalents.................................             (884)                 740
   Cash and cash equivalents,
     beginning of period..............................            5,385                6,114
                                                                 ------               ------
   Cash and cash equivalents,
     end of period....................................         $  4,501                6,854
                                                                 ======               ======

   Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
         Interest.....................................         $    293                  417
                                                                 ======               ======
         Income taxes.................................         $   (370)                  45
                                                                 ======               ======


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2003 and 2002


(1) The information contained in this Form 10-Q report is unaudited. In the opinion of the management of Paragon Technologies, Inc. ("Paragon" or the "Company"), the interim financial statements furnished reflect all adjustments and accruals that are necessary to present a fair statement of results for the interim periods. The financial statements include the accounts of the Company and Ermanco Incorporated ("Ermanco"), a wholly owned subsidiary company, after elimination of intercompany balances and transactions. Results for interim periods are not necessarily indicative of results expected for the fiscal year. This quarterly report should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. Refer to the Company's Form 10-K for the year ended December 31, 2002 for more complete financial information.


(2)  Restructuring
     -------------
     In June 2001, the Company restructured its business operations, including curtailment of a defined benefit plan, and recorded a charge of $1,538,000 for restructuring costs. The Company received approval from the Pension Benefit Guaranty Corporation in 2002 to terminate the defined benefit plan. In December 2002, the Company partially settled its obligations by making lump-sum distributions to those participants who elected that payment option and correspondingly recorded a restructuring credit of $859,000. In February 2003, the Company settled its remaining obligations by purchasing annuities for those participants who elected that payment option and correspondingly recorded a restructuring credit of $170,000.

     A roll-forward of restructuring activities is as follows (in thousands):

                       Beginning                                                    Ending
                        Balance      Charge/        Cash                            Balance
                       January 1     (Credit)     Spending     Reclassification     June 30
                      ------------ ------------- ------------ ------------------- ------------
     2003............   $   216        (170)          (34)            170              182
     2002............   $   494           -          (226)              -              268

     The $182,000 restructuring accrual at June 30, 2003 relates to severance and other personnel costs and professional fees for the 2001 restructuring that are still expected to be paid.

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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2003 and 2002


     A roll-forward of warranty activities is as follows (in thousands):

                       Beginning                                              Ending
                        Balance                                               Balance
                       January 1        Additions          Deductions         June 30
                      -----------     ------------        -----------       -----------

     2003............   $   894            168               (116)               946
     2002............   $   863            408               (117)             1,154

     Deductions include payments of warranty costs and reversal of unused expired warranty accruals.


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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2003 and 2002


     automated work-in-process production lines and distribution centers, utilizing sophisticated, custom-designed controls software. Many of Ermanco's sales are to distributors who have non-exclusive agreements with the Company.

                 ---------------------------------------------


     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales by brand during the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

     For the three months ended June 30, 2003:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total            Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales................   $  2,270            7,548           9,818           89.4%
     Aftermarket sales............        756              409           1,165           10.6%
                                       ------           ------          ------          -----
     Total sales..................   $  3,026            7,957          10,983          100.0%
                                       ======           ======          ======          =====
     As a % of total sales........      27.6%            72.4%          100.0%

     For the three months ended June 30, 2002:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total            Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales................   $  2,665            5,808           8,473           85.5%
     Aftermarket sales............        856              579           1,435           14.5%
                                       ------           ------          ------          -----
     Total sales..................   $  3,521            6,387           9,908          100.0%
                                       ======           ======          ======          =====
     As a % of total sales........      35.5%            64.5%          100.0%

     For the six months ended June 30, 2003:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total            Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales................   $  4,877           12,325          17,202           88.0%
     Aftermarket sales............      1,521              824           2,345           12.0%
                                       ------           ------          ------          -----
     Total sales..................   $  6,398           13,149          19,547          100.0%
                                       ======           ======          ======          =====
     As a % of total sales........      32.7%            67.3%          100.0%

     For the six months ended June 30, 2002:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total            Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales................   $  5,705           12,197          17,902           86.7%
     Aftermarket sales............      1,715            1,043           2,758           13.3%
                                       ------           ------          ------          -----
     Total sales..................   $  7,420           13,240          20,660          100.0%
                                       ======           ======          ======          =====
     As a % of total sales........      35.9%            64.1%          100.0%

     The Company's products are sold worldwide through its own sales personnel, along with a network of independent distributors and licensees. Domestic and international sales by brand during the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2003 and 2002


     For the three months ended June 30, 2003:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total            Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales...............   $  2,561            7,270           9,831           89.5%
     International sales..........        465              687           1,152           10.5%
                                       ------           ------          ------          -----
     Total sales..................   $  3,026            7,957          10,983          100.0%
                                       ======           ======          ======          =====

     For the three months ended June 30, 2002:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total            Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales...............   $  3,459            5,689           9,148           92.3%
     International sales..........         62              698             760            7.7%
                                       ------           ------          ------          -----
     Total sales..................   $  3,521            6,387           9,908          100.0%
                                       ======           ======          ======          =====

     For the six months ended June 30, 2003:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total            Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales...............   $  5,844           12,236          18,080           92.5%
     International sales..........        554              913           1,467            7.5%
                                       ------           ------          ------          -----
     Total sales..................   $  6,398           13,149          19,547          100.0%
                                       ======           ======          ======          =====

     For the six months ended June 30, 2002:

                                                                                     % of Total
                                    SI Systems        Ermanco          Total            Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales...............   $  7,268           12,176          19,444           94.1%
     International sales..........        152            1,064           1,216            5.9%
                                       ------           ------          ------          -----
     Total sales..................   $  7,420           13,240          20,660          100.0%
                                       ======           ======          ======          =====

     The Company also engages in sales with the U.S. government, which is one of the Company's major customers. Sales to the U.S. government during the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

                                                                                   As a %
                                                                               of Total Sales
                                                                              -----------------
     For the three months ended June 30, 2003...............      $   396            3.6%
     For the three months ended June 30, 2002...............        1,207           12.2%

     For the six months ended June 30, 2003.................      $   520            2.7%
     For the six months ended June 30, 2002.................        2,726           13.2%

     The Company identifies operating segments based on the types of products offered for sale as follows:

For the Three Months Ended
June 30, 2003 (In Thousands):                      SI Systems        Ermanco         Total
-------------------------------------------       ------------    ------------    ------------
Sales.....................................          $  3,026           7,957         10,983
Earnings before interest expense,
  interest income, equity in income of
  joint venture, and income taxes.........               183             852          1,035
Total assets..............................             5,214          29,155         34,369
Capital expenditures......................                 8              15             23
Depreciation and amortization
  expense.................................                35             101            136

-------       --------------------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2003 and 2002

For the Three Months Ended
June 30, 2002 (In Thousands):                      SI Systems        Ermanco         Total
-------------------------------------------       ------------    ------------    ------------
Sales.....................................          $  3,521           6,387          9,908
Earnings (loss) before interest
  expense, interest income, equity
  in income of joint venture, and
  income taxes............................               422              (8)           414
Total assets..............................            10,524          30,682         41,206
Capital expenditures......................                 6              96            102
Depreciation and amortization
  expense.................................                60             100            160

For the Six Months Ended
June 30, 2003 (In Thousands):                      SI Systems        Ermanco         Total
-------------------------------------------       ------------    ------------    ------------
Sales.....................................          $  6,398          13,149         19,547
Earnings before interest expense,
  interest income, equity in income of
  joint venture, and income taxes.........             1,769             976          2,745
Total assets..............................             5,214          29,155         34,369
Capital expenditures......................                34             111            145
Depreciation and amortization
  expense.................................                82             201            283


For the Six Months Ended
June 30, 2002 (In Thousands):                      SI Systems        Ermanco         Total
-------------------------------------------       ------------    ------------    ------------
Sales                                               $  7,420          13,240         20,660
Earnings before interest expense,
  interest income, equity in income
  of joint venture, and income taxes                  1,119              98          1,217
Total assets                                          10,524          30,682         41,206
Capital expenditures                                      21             153            174
Depreciation and amortization
  expense                                                120             200            320

     All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States.

(5)  New Accounting Pronouncements
     -----------------------------
     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement nullifies Emerging Issues Task Force Issue 94-3. "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The application of FAS 146 did not have an effect on the Company's financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2003 and 2002


     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have an effect on the Company's financial statements. The disclosure requirements were effective for the Company's 2002 financial statements.

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

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The application of FAS 150 is not expected to have a material impact on the Company's financial statements.


(6)  Other Comprehensive Loss
     ------------------------
     The Company is exposed to market risk from changes in interest rates, and uses an interest rate swap to hedge this risk. The interest rate swap has a notional amount of $3,737,500 and expires in 2006. Prior to April 1, 2003, gains and losses on the interest rate swap were deferred in other comprehensive income (loss). Effective April 1, 2003, the Company de-designated the interest rate swap as a hedge of market risk from changes in interest rates and accordingly, all gains and losses on the interest rate swap are recorded as interest expense. The fair value of the interest rate swap at June 30, 2003 was a liability of approximately $335,000.

                                                      Gross        Tax Effect         Net
                                                      -----        ----------         ---
Accumulated other comprehensive
   loss at December 31, 2002..................        $(401)         (157)           (244)
Loss reclassified from other
   comprehensive income.......................          113            43              70
Amortization of other
   comprehensive income.......................           26            10              16
Change in fair value of derivative............          (73)          (27)            (46)
                                                        ---           ---            ----
Accumulated other comprehensive
   loss at June 30, 2003......................        $(335)         (131)           (204)
                                                        ===           ===             ===

     The Company uses derivative financial instruments as risk management tools and not for speculative purposes.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2003 and 2002


(7)  Sale-Leaseback
     --------------
     In February 2003, the Company sold its Easton, Pennsylvania facility. Significant terms of the agreement of sale include a sales price of $2,925,000 and a leaseback of 25,000 square feet of office space for five years by the Company. The sale-leaseback resulted in a gain of $2,189,000, of which $1,363,000 of the gain was recorded in Other income in the Statement of Operations for the three months ended March 31, 2003. The remaining gain of $826,000 is deferred and will be recognized as a reduction in rent expense over the term of the lease. During the three and six months ended June 30, 2003, $40,000 and $56,000, respectively, of the deferred gain was recognized. Future contractual obligations over the remaining term of the lease are as follows:

                  2003...............................  $     103,000
                  2004...............................        211,000
                  2005...............................        218,000
                  2006...............................        224,000
                  2007...............................        231,000
                  2008...............................         34,000
                                                           ---------
                    Total............................  $   1,021,000
                                                           =========


(8)  Long-Term Debt
     --------------
     The Company was in violation of the covenant related to its Funds Flow Coverage Ratio and received waivers from its principal bank for the covenant violation for the quarters ended June 30, 2002 and September 30, 2002. During August 2002, the Company entered into an arrangement to amend its credit agreements with its principal bank relative to future covenant requirements and the maintenance of a minimum cash balance covenant. In August 2002, the line of credit agreement was amended to extend the expiration date of the facility and decrease the amount available under the facility. During November 2002, the Company prepaid, without penalty, $1,200,000 of the term loan reducing the balance of the term loan to $5,987,500 and placed $1,150,000 in escrow with the Company's principal bank. Beginning with the quarter ended December 31, 2002, the escrow amount was scheduled to be reduced by $287,500 every quarter and applied to the principal portion of the term loan until the escrow amount reached zero. The Company also amended its credit agreements relative to future covenant requirements, and certain conditions were added regarding the sale of the Company's Easton facility. In November 2002, the line of credit agreement was also amended to decrease the amount available under the facility to $1,000,000. In February 2003, in accordance with the loan agreement, as amended, in connection with the sale-leaseback, the Company prepaid, without penalty, $1,387,500 of the term loan.

     In June 2003 the Company amended its credit agreements relative to the term of the line of credit agreement, future covenant requirements, interest rate on the term loan, and quarterly debt repayments. Upon receiving approval from its principal bank and in accordance with its loan agreements, the Company prepaid $1,000,000 of its subordinated debt, and also utilizing cash held in escrow with its principal bank the Company prepaid $2,012,500 of its term debt with its principal bank. As of June 30, 2003, the balance of the term loan was $1,725,000, and the balance of the subordinated debt was $2,000,000. The Company is obligated to repay equal

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2003 and 2002


     quarterly payments of $287,500 plus accrued interest through December 31, 2004 under its term debt with its principal bank. The credit agreements were amended, reducing the interest rate on the term loan to a rate equal to the three-month LIBOR Market Index Rate plus 2.65% and also to reduce the minimum cash balance covenant to $2,000,000, and the line of credit agreement was amended to extend the expiration date of the facility to June 30, 2004.

     In accordance with its loan agreements, as amended, beginning on June 30, 2003, quarterly interest payments on the subordinated debt may be made in the form of cash if the Company is in compliance with all the financial covenants set forth in the Loan Agreement, as amended, with the Company's principal bank.


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

     The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense on options granted to employees for the stock option grants. The Company recognizes compensation expense on options granted to non-employee directors. To date, the effect of options granted to non-employee directors has been immaterial. Additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), is included below. If the Company had elected to recognize stock-based compensation expense for options granted to employees based on the fair value of granted options at the grant date (as determined under FAS 123), net earnings (in thousands) and basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002, would have been as follows:

                                          Three Months Ended             Six Months Ended
                                               June 30,                       June 30,
                                      ---------------------------    ---------------------------
                                          2003           2002            2003          2002
                                      -------------  ------------    ------------- -------------
Net earnings, as reported............    $   617           123           1,628           466
Deduct:  total stock-based
   employee compensation
   determined under fair value
   method, net of related tax
   effects...........................        (69)          (75)           (141)         (146)
                                           -----         -----           -----         -----
Pro forma net earnings...............    $   548            48           1,487           320
                                           =====         =====           =====         =====

Earnings per share:
   Basic-- as reported...............    $   .14           .03             .38           .11
                                           =====         =====           =====         =====
   Basic-- pro forma.................    $   .13           .01             .35           .08
                                           =====         =====           =====         =====
   Diluted-- as reported.............    $   .14           .03             .38           .11
                                           =====         =====           =====         =====
   Diluted-- pro forma...............    $   .13           .01             .34           .07
                                           =====         =====           =====         =====

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2003 and 2002


     The above pro forma net earnings and basic and diluted earnings per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. No options were granted to employees during the three and six months ended June 30, 2003 and the year ended December 31, 2002.


(10) Subsequent Event
     ----------------
     In August 2003, the Company amended its credit agreements with its principal bank to eliminate its minimum cash balance covenant, and upon receiving approval from its principal bank and in accordance with its loan agreements, the Company prepaid $500,000 of its term debt with its principal bank and $500,000 of its subordinated debt. As of the date of the prepayment, the balance of the term debt with the Company's principal bank was $1,225,000, while the balance of the subordinated debt was $1,500,000.


                 ---------------------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents decreased to $4,501,000 at June 30, 2003 from $5,385,000 at December 31, 2002. The decrease resulted from the repayment of long-term debt of $4,975,000 and purchases of capital equipment of $145,000. Partially offsetting the decrease in cash and cash equivalents from these uses was cash provided by operating activities totaling $629,000, inclusive of a $1,000,000 cash dividend received from the SI/BAKER joint venture, proceeds of $2,734,000 from the disposition of property, plant and equipment, and a decrease of $865,000 in restricted cash during the six months ended June 30, 2003. Cash provided by operating activities during the six months ended June 30, 2002 were $1,713,000.

Acquisition of Ermanco Incorporated
-----------------------------------
     On September 30, 1999, the Company acquired all of the outstanding common stock of Ermanco. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a line of credit facility which may not exceed the lesser of $1,000,000, as amended, or an amount based on a borrowing base formula tied principally to accounts receivable, inventory, fair market value of the Company's property and plant, and liquidation value of equipment. This amount will be reduced by the unpaid principal balance of the term loan described below. The line of credit facility is to be used primarily for working capital purposes. As of June 30, 2003, the Company did not have any borrowings under the line of credit facility, and the facility expires effective June 30, 2004. The line of credit facility is not critical to the Company's operations.
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its principal bank. During the first two years of the term loan, the Company was obligated to repay equal quarterly payments of $312,500 plus accrued interest. After September 30, 2001, the Company commenced making equal quarterly payments of $575,000 plus interest, continuing until the loan is fully repaid. In connection with an amendment entered into in November 2002, the Company prepaid, without penalty, $1,200,000 of the term loan and placed $1,150,000 in escrow with the Company's principal bank. Beginning with the quarter ended December 31, 2002, the escrow amount was scheduled to be reduced by $287,500 every quarter and applied to the principal portion of the term loan until the escrow amount reached zero. The interest rate on the term loan is variable at a rate equal to the three-month LIBOR Market Index Rate plus 2.65%, which was 3.75% as of June 30, 2003. The Company also entered into an interest rate swap agreement for a portion of the term loan to hedge the floating interest rate. At June 30, 2003, the notional amount of the seven-year interest rate swap was $3,737,500, and it fixes interest at a rate of 9.38%. As of June 30, 2003, the liability associated with the fair value of the cash flow hedge was approximately $335,000.
     In February 2003, the Company sold its Easton, Pennsylvania facility. Significant terms of the agreement of sale include a sales price of $2,925,000 and also a leaseback of 25,000 square feet of office space for five years by the Company. In accordance with the loan agreement in connection with the sale, the Company prepaid, without penalty, $1,387,500 of the term loan and increased the escrow amount by $387,500.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Acquisition of Ermanco Incorporated (Continued)
-----------------------------------
     In June 2003, the Company amended its credit agreements relative to the term of the line of credit agreement, future covenant requirements, interest rate on the term loan, and quarterly debt repayments. Upon receiving approval from its principal bank and in accordance with its loan agreements, the Company prepaid $1,000,000 of its subordinated debt, and also utilizing cash held in escrow with its principal bank the Company prepaid $2,012,500 of its term debt with its principal bank. As of June 30, 2003, the balance of the term loan was $1,725,000, and the balance of the subordinated debt was $2,000,000. The Company is obligated to repay equal quarterly payments of $287,500 plus accrued interest through December 31, 2004 under its term debt with its principal bank. The credit agreements were amended, reducing the interest rate on the term loan to a rate equal to the three-month LIBOR Market Index Rate plus 2.65%, and also to reduce the minimum cash balance covenant to $2,000,000, and the line of credit agreement was amended to extend the expiration date of the facility to June 30, 2004.
     In August 2003, the Company amended its credit agreements with its principal bank to eliminate its minimum cash balance covenant, and upon receiving approval from its principal bank and in accordance with its loan agreements, the Company prepaid $500,000 of its term debt with its principal bank and $500,000 of its subordinated debt. As of the date of the prepayment, the balance of the term debt with the Company's principal bank was $1,225,000, while the balance of the subordinated debt was $1,500,000.
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The line of credit facility and term loan contain various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, guarantees, payment of dividends, maintenance of certain financial ratios. The Company was in compliance with all covenants as of June 30, 2003.
     On September 30, 1999, the Company also issued promissory notes to fourteen stockholders of Ermanco, two of which are directors of the Company (Messrs. Shulman and Kirschner), in the original aggregate principal amount of $3,000,000. The notes have a term of seven years and bear interest at an annual rate of 10% through September 30, 2002, 12% from October 1, 2002 through September 30, 2004, and 14% from October 1, 2004 through September 30, 2006. The weighted average interest rate on the promissory notes is 11.714% over the term of the notes. Interest shall be payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors. The promissory notes may be prepaid prior to the end of the seven-year term provided that there is no debt outstanding under the Company's line of credit facility and term loan. From July 1, 2001 through March 31, 2003, the Company was prohibited from making any cash payments on subordinated debt and interest. However, the bank waived the restriction from paying interest on the subordinated debt in the form of cash for the fourth quarter ended December 31, 2001 and the quarter ended March 31, 2002. In accordance with its loan agreements, as amended, beginning on June 30, 2003, quarterly interest payments on the subordinated debt may be made in the form of cash if the Company is in compliance with all the financial covenants set forth in the Loan Agreement, as amended, with the Company's principal bank.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Commitments and Contingencies (Continued)
-----------------------------
$32,858 (with annual increases of 2.5%), which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004.
     In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space. The leasing agreement requires fixed monthly rentals of $17,188 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008.
     The Company also leases certain automobiles and office equipment, office space, computer equipment, and software under various operating leases with terms extending through September 2007.
     On March 4, 1996, SI/BAKER established a $3,000,000 line of credit facility (the "Facility") with its principal bank (the "bank"). Under the terms of the Facility, SI/BAKER's parent companies, Paragon Technologies, Inc. and McKesson Automation Systems Inc., provided a limited guarantee and surety in an amount not to exceed $1,000,000 for a combined guarantee of $2,000,000 to the bank for the payment and performance of the related note, including any further renewals or modifications of the facility. The Facility was not critical to the operations of SI/BAKER; therefore, no renewal was requested and the facility and limited guarantee were cancelled effective June 30, 2003.

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


Results Of Operations
---------------------

(a)  Six Months Ended June 30, 2003 Versus Six Months Ended June 30, 2002
     --------------------------------------------------------------------
     The Company's net earnings for the six months ended June 30, 2003 was $1,628,000 compared to net earnings of $466,000 for the six months ended June 30, 2002. Contributing to net earnings for the six months ended June 30, 2003 was other income from the sale-leaseback of the Company's Easton, Pennsylvania facility of $1,363,000, and a restructuring credit of $170,000 pertaining to the final settlement of the remaining pension obligations associated with the Company's terminated pension plan. Contributing to net earnings for the six months ended June 30, 2002 was other income from the short-term licensing of certain real property of $300,000, and a gain on the sale of excess fixed assets of $108,000.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

(a)  Six Months Ended June 30, 2003 Versus Six Months Ended June 30, 2002
     --------------------------------------------------------------------
     (Continued)

Net Sales and Gross Profit on Sales
-----------------------------------
     Net sales of $19,547,000 for the six months ended June 30, 2003 decreased 5.4% compared to net sales of $20,660,000 for the six months ended June 30, 2002. The sales decrease of $1,113,000 was primarily attributable to a lower volume of SI Systems' branded orders associated with the current economic slowdown and competitive pricing pressures. The decline in SI Systems' branded sales was primarily due to the prior year comparable period containing a greater amount of sales related to the Order Picking, Fulfillment, and Replenishment product line. The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding and upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Fluctuations in the Company's sales and earnings occur with increases or decreases in major installations, since the Company recognizes sales on a percentage of completion basis for its system contracts.
     Gross profit, as a percentage of sales, was 26.2% for the six months ended June 30, 2003 compared to 26.0% for the six months ended June 30, 2002. Gross profit, as a percentage of sales, for the six months ended June 30, 2003 was favorably impacted by approximately 3.0% due to a reduction in overhead costs during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Gross profit, as a percentage of sales, for the six months ended June 30, 2002 was favorably impacted by approximately 2.8% as a result of the reversal of previously established contract accruals due to changes in cost estimates.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $3,871,000 were lower by $652,000 for the six months ended June 30, 2003 than in the six months ended June 30, 2002. The decrease of $652,000 was comprised of cost savings of approximately $650,000 attributable to a reduction of office associates in the prior fiscal year and an emphasis on cost reduction. Also contributing to the higher selling, general and administrative expenses in the six months ended June 30, 2002 were approximately $80,000 in professional fees primarily associated with enhancing operational efficiency. Partially offsetting the aforementioned favorable variance was approximately $125,000 in marketing expenses associated with the Company's participation in a biannual industry trade show in the first quarter of 2003.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $302,000 were higher by $143,000 for the six months ended June 30, 2003 than in the six months ended June 30, 2002. Development programs in the six months ended June 30, 2003 included the new NBA-23(TM) narrow belt accumulation conveyor, computer software for warehousing and distribution center operations, and improvements to the Company's Order Picking, Fulfillment, and Replenishment product line. Development programs in the six months ended June 30, 2002 were aimed at enhancements to the Company's sortation and accumulation conveyor technologies and the Order Picking, Fulfillment, and Replenishment product line.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

(a)  Six Months Ended June 30, 2003 Versus Six Months Ended June 30, 2002
     --------------------------------------------------------------------
     (Continued)

Restructuring Charges (Credit)
-----------------------------
     In June 2001, the Company restructured its business operations, including curtailment of a detailed benefit plan, and recorded a charge of $1,538,000 for restructuring costs. The Company received approval from the Pension Benefit Guaranty Corporation in 2002 to terminate the defined benefit plan. In December 2002, the Company partially settled its obligations by making lump-sum distributions to those participants who elected that payment option and correspondingly recorded a restructuring credit of $859,000 during the fourth quarter of 2002. In February 2003, the Company settled its remaining obligations by purchasing annuities for those participants who elected that payment option and correspondingly recorded a restructuring credit of $170,000 during the three months ended March 31, 2003.

Interest Expense and Interest Income
------------------------------------
     Interest expense of $369,000 was lower by $169,000 for the six months ended June 30, 2003 than for the six months ended June 30, 2002. The decrease in interest expense was attributable to the reduced level of long-term debt due to principal payments and lower interest rates and the reversal of approximately $50,000 of previously accrued interest on subordinated notes payable.
     Interest income of $46,000 for the six months ended June 30, 2003 decreased by $7,000, when compared to the six months ended June 30, 2002. The decrease in interest income was attributable to a reduction in the level of interest rates pertaining to short-term investments.

Equity in Income of Joint Venture
---------------------------------
     Equity in income of joint venture represents the Company's proportionate share (50%) of its investment in the SI/BAKER joint venture that is being accounted for under the equity method. The favorable variance of $209,000 for the six months ended June 30, 2003 in the equity in income of the SI/BAKER joint venture was primarily due to its sales of $8,389,000 as compared to the six months ended June 30, 2002 of $4,536,000, plus a reduction of $260,000 in product development expenses. The increase in sales for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was due to a significant amount of progress made on orders received during the first half of 2003. Partially offsetting the favorable variance was SI/BAKER's increases of
(1) $112,000 in selling, general and administrative expenses, and (2) $154,000 in revenue-based royalty costs due to the parent companies.

Other Income, Net
-----------------
     The favorable variance of $1,096,000 in other income, net for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was primarily attributable to the gain on the sale-leaseback of the Company's Easton, Pennsylvania facility of $1,363,000, and an increase in revenue-based royalty income from the Company's SI/BAKER joint venture of $77,000. Partially offsetting the favorable variance in other income, net was the prior year comparable period containing income from the short-term licensing of certain real property relating to the Company's Easton, Pennsylvania facility of $300,000, and a gain on the sale of excess fixed assets associated with the Company's Easton, Pennsylvania facility of $108,000.

Income Tax Expense
------------------
     The Company recognized income tax expense of $1,045,000 during the six months ended June 30, 2003, compared to income tax expense of $308,000 in the comparable prior year period. Income tax expense was generally recorded at statutory federal and state tax rates.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

(a)  Six Months Ended June 30, 2003 Versus Six Months Ended June 30, 2002
     ---------------------------------------------------------------------
     (Continued)

Backlog of Orders
-----------------
     The total backlog of orders at June 30, 2003 and 2002 was approximately $7,434,000 and $11,560,000, respectively. During the six months ended June 30, 2003 and 2002, the Company received orders totaling approximately $20,063,000 and $18,880,000, respectively.

(b)  Three Months Ended June 30, 2003 Versus Three Months Ended June 30, 2002
     ------------------------------------------------------------------------
     With the exception of the following Statement of Operations captions, changes in the second quarter of calendar year 2003 compared to the prior year were consistent with those previously noted above for the six-month period:

Net Sales and Gross Profit on Sales
-----------------------------------
     Net sales of $10,983,000 for the three months ended June 30, 2003 increased 10.8% compared to net sales of $9,908,000 for the three months ended June 30, 2002. The sales increase of $1,075,000 was comprised of an increase in Ermanco's sales of approximately $1,570,000 and a decrease in SI Systems' sales of approximately $495,000 for the three months ended June 30, 2003 when compared to the three months ended June 30, 2002. The improvement in Ermanco branded sales of $1,570,000 was primarily attributable to a significant amount of progress made on systems orders received during the first half of 2003. The decline of $495,000 in SI Systems' branded sales was attributable to all of its product lines.
     Gross profit, as a percentage of sales, was 26.6% for the three months ended June 30, 2003 compared to 25.1% for the three months ended June 30, 2002. Gross profit, as a percentage of sales, for the three months ended June 30, 2003 was favorably impacted by approximately 4.7% due to a reduction in overhead costs during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Gross profit, as a percentage of sales, for the three months ended June 30, 2002 was favorably impacted by approximately 3.2% as a result of the reversal of previously established contract accruals due to changes in cost estimates.

Interest Expense and Interest Income
------------------------------------
     Interest expense of $151,000 was lower by $115,000 for the three months ended June 30, 2003 than for the three months ended June 30, 2002. The decrease in interest expense was attributable to the reduced level of term debt due to principal payments, lower interest rates, and the reversal of approximately $50,000 of previously accrued interest on subordinated notes payable.
     Interest income of $22,000 for the three months ended June 30, 2003 improved by $5,000, when compared to the three months ended June 30, 2002. The increase in interest income was attributable to the higher level of funds available for short-term investments.

Other Income, Net
-----------------
     The unfavorable variance of $79,000 in other income, net for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was primarily attributable to the prior year comparable period containing income from the short-term licensing of certain real property of the Company's Easton, Pennsylvania facility of approximately $150,000. Partially offsetting the unfavorable variance in other income, net was an increase of $93,000 in revenue-based royalty income from the Company's SI/BAKER joint venture and license agreements related to material handling system sales.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Cautionary Statement
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission rules, regulations, and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Among other things, they regard the Company's acquisition activities, earnings, liquidity, financial condition, and certain operational matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will," "will likely," "are expected to," "will continue," "should," "project," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such "forward-looking statements": (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports; (2) as a result of risks associated with the Company's restructuring, including the failure to achieve anticipated operating savings, and the possibility that the restructuring charges will be greater than anticipated; (3) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth, competition, and certain costs increases; (4) the results of pending litigation related to the Company's intellectual property; or (5) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

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


Item 4.       Controls and Procedures
-------       -----------------------

(a) An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION
                          ----------------------------


Item 1.       Legal Proceedings
-------       -----------------

     On July 10, 2003, a competitor filed an action against the Company in the United States District Court for the District of New Jersey alleging, among other things, that certain of the Company's products infringe patents held by the competitor and breach of contract, wrongful use, and unlawful misappropriation of the competitor's trade secrets, technology and other proprietary information and unlawful claim of ownership of the competitor's inventions and technology related to certain of the competitor's products. Based on these allegations, the competitor is seeking monetary damages and injunctive relief against the Company.

     The Company denies the material allegations of the complaint and is considering asserting counterclaims against the competitor. Discovery has not yet commenced, and the matter has not yet been set for trial. Management of the Company, supported by its legal counsel, believes the competitor's complaint is without merit and has instructed counsel to defend vigorously against all charges.

     The Company is presently engaged in certain other legal proceedings, which, on the basis of information furnished by counsel and others, the Company believes present no significant risk of material loss to the Company.


Item 4.       Submission of Matter to a Vote of Security Holders
-------       --------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on June 11, 2003 with the following item being submitted to a vote of stockholders:

     1. The election of eight directors to the Board of Directors.

     Details of the proposal noted above was provided to stockholders in the form of a Notice of Annual Meeting and Proxy Statement mailed on May 19, 2003, with such solicitation being in accordance with Regulation 14 of the Securities and Exchange Act of 1934.
     There was no solicitation in opposition to the management's nominees listed in the Proxy Statement, and all the management's nominees were elected.
     The voting results on the election of directors are set forth as follows:

     1. Election of Directors:

         Name of Nominee               Votes For         Votes Withheld          Non-Voting
         ---------------               ---------         --------------          ----------
         L. Jack Bradt                 3,450,455            388,213               427,709
         Gilman J. Hallenbeck          3,747,392             91,276               427,709
         William R. Johnson            3,466,455            372,213               427,709
         Leon C. Kirschner             3,508,355            330,313               427,709
         Theodore W. Myers             3,799,792             38,876               427,709
         Anthony W. Schweiger          3,799,692             38,976               427,709
         Steven Shulman                3,747,392             91,276               427,709
         Leonard S. Yurkovic           3,560,990            277,678               427,709

Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

              (a)  Exhibits:

                   10.32 Eighth Amendment to Line of Credit Note and Loan Agreement (Line of Credit) dated June 5, 2003 (filed herewith).
                   10.33 Loan Agreement (Term Loan A and Term Loan B) entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (filed herewith).
                   10.34 Promissory Note related to Term Loan A entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (filed herewith).
                   10.35 Promissory Note related to Term Loan B entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (filed herewith).
                   10.36 Security Agreement related to Term Loan A dated June 5, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (filed herewith).
                   31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by William R. Johnson, President and CEO (filed herewith).
                   31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).
                   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by William R. Johnson, President and CEO, and Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).

              (b) The following report on Form 8-K was filed during the quarter ended June 30, 2003:

                   A Form 8-K was filed on May 14, 2003 regarding the Press Release dated May 14, 2003 announcing financial results for the first quarter ended March 31, 2003.

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



Dated:      August 14, 2003
          -------------------