Form 10-Q
period 2003-09-30
PARAGON TECHNOLOGIES INC
filed 2003-11-13
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended September 30, 2003


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

Number of shares of common stock, par value $1.00 per share, outstanding as of October 31, 2003: 4,277,595.
                  ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2003 and December 31, 2002
     (In Thousands, Except Share Data)


                                                                (UNAUDITED)
                                                               September 30,          December 31,
                                                                   2003                  2002
                                                            -------------------   -------------------
Assets
------

Current assets:
   Cash and cash equivalents......................              $   7,145                 5,385

   Restricted cash.................................                     -                   865

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $302 as of September 30,
       2003 and $221 as of December
       31, 2002)...................................                 4,569                 4,285
     Notes and other receivables...................                    70                   940
                                                                   ------                ------
       Total receivables...........................                 4,639                 5,225
                                                                   ------                ------

   Costs and estimated earnings in excess
     of billings...................................                   273                   128

   Inventories:
     Raw materials.................................                   852                   975
     Work-in-process...............................                   110                   109
     Finished goods................................                   111                   291
                                                                   ------                ------
      Total inventories...........................                  1,073                 1,375
                                                                   ------                ------

   Deferred income tax benefits....................                 1,279                 1,771
   Prepaid expenses and other current assets.......                   726                   695
                                                                   ------                ------
       Total current assets........................                15,135                15,444
                                                                   ------                ------

Property, plant and equipment, at cost:
   Land............................................                     -                    27
   Buildings and improvements......................                   228                 3,768
   Machinery and equipment.........................                 3,829                 4,291
                                                                   ------                ------
                                                                    4,057                 8,086
   Less:  accumulated depreciation.................                 2,631                 5,877
                                                                   ------                ------
     Net property, plant and equipment.............                 1,426                 2,209
                                                                   ------                ------

Investment in joint venture........................                     -                 1,325
Goodwill...........................................                17,657                17,657
Other assets.......................................                    10                    68
                                                                   ------                ------
Total assets.......................................             $  34,228                36,703
                                                                   ======                ======


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2003 and December 31, 2002
     (In Thousands, Except Share Data)


                                                                (UNAUDITED)
                                                               September 30,          December 31,
                                                                   2003                  2002
                                                            -------------------   -------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt..........             $      -                  1,437
   Accounts payable................................                2,758                  2,403
   Customers' deposits and billings
     in excess of costs and
     estimated earnings ...........................                1,427                  2,271
   Accrued salaries, wages, and
     commissions...................................                  463                    544
   Income taxes payable............................                1,749                    154
   Accrued royalties payable.......................                  110                    114
   Accrued product warranties......................                  919                    894
   Accrued pension and retirement
     savings plan liabilities......................                   14                    170
   Accrued restructuring expenses..................                  168                    216
   Deferred gain on sale-leaseback.................                  165                      -
   Accrued other liabilities.......................                2,098                  1,269
                                                                   ------                ------
       Total current liabilities...................                9,871                  9,472
                                                                  ------                 ------

Long-term liabilities:
   Long-term debt, excluding current
     installments:
       Term loan...................................                    -                  4,263
       Subordinated notes payable..................                    -                  3,000
                                                                  ------                 ------
         Total long-term debt......................                    -                  7,263
   Other long-term liability.......................                    -                    401
   Deferred gain on sale-leaseback.................                  564                      -
   Deferred income taxes payable...................                1,533                  1,713
   Deferred compensation...........................                   35                     25
                                                                  ------                 ------
     Total long-term liabilities...................                2,132                  9,402
                                                                  ------                 ------

Commitments and contingencies

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 4,277,595 shares as
       of September 30, 2003 and 4,256,098
       shares as of December 31, 2002..............                4,278                  4,256
     Additional paid-in capital....................                7,586                  7,313
     Retained earnings.............................               10,361                  6,504
     Accumulated other comprehensive loss..........                    -                  (244)
                                                                  ------                 ------
       Total stockholders' equity..................               22,225                 17,829
                                                                  ------                 ------

       Total liabilities and stockholders' equity..             $ 34,228                 36,703
                                                                  ======                 ======


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2003 and 2002
     (In Thousands, Except Share And Per Share Data)


                                  Three Months Ended                    Nine Months Ended
                          ----------------------------------    ----------------------------------
                            September 30,     September 30,       September 30,     September 30,
                                2003              2002                2003              2002
                          ----------------  ----------------    ----------------  ----------------
Net sales.................   $     8,742             9,010             28,289            29,670
Cost of sales.............         6,508             7,119             20,927            22,404
                               ---------         ---------          ---------         ---------
Gross profit on sales.....         2,234             1,891              7,362             7,266
                               ---------         ---------          ---------         ---------

Selling, general and
   administrative
   expenses...............         2,992             2,251              6,863             6,774
Product development
   costs..................            60                94                363               253
Restructuring charges
   (credit)...............             -                 -               (170)                -
Interest expense..........           306               265                675               803
Interest income...........            (9)              (35)               (55)              (88)
Equity in income of
   joint venture..........            (5)              (11)              (256)              (53)
Other income, net.........        (5,022)               (4)            (6,644)             (528)
                               ---------         ---------          ---------         ---------
                                  (1,678)            2,560                776             7,161
                               ---------         ---------          ---------         ---------

Earnings (loss) before
   income taxes...........         3,912              (669)             6,586               105
Income tax expense
   (benefit)..............         1,500              (267)             2,545                41
                               ---------         ---------          ---------         ---------
Net earnings (loss).......   $     2,412              (402)             4,041                64
                               =========         =========          =========         =========

Basic earnings
   (loss) per share.......   $       .56              (.09)               .95               .02
                               =========         =========          =========         =========

Diluted earnings
   (loss) per share.......   $       .55              (.09)               .93               .01
                               =========         =========          =========         =========

Weighted average
   shares outstanding.....     4,277,345         4,235,887          4,266,778         4,227,911
Dilutive effect of
   stock options..........       133,799                 -             98,206            65,696
Dilutive effect of
   phantom stock units....             -                 -                  -             4,692
                               ---------         ---------          ---------         ---------
Weighted average
   shares outstanding
   assuming dilution......     4,411,144         4,235,887          4,364,984         4,298,299
                               =========         =========          =========         =========

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2003 and 2002
     (In Thousands)


                                        Three Months Ended                    Nine Months Ended
                                ----------------------------------    ----------------------------------
                                  September 30,     September 30,       September 30,     September 30,
                                      2003              2002                2003              2002
                                ----------------  ----------------    ----------------  ----------------
Net earnings (loss)..............   $  2,412             (402)              4,041                64

Other comprehensive
 loss, net of tax:
   Interest rate swap:
     Change in fair value
       of derivative, net
       of tax..................            -              (49)                 (8)               (5)
                                      ------           ------              ------            ------
       Total other
          comprehensive
          loss.................            -              (49)                 (8)               (5)
                                      ------           ------              ------            ------

       Comprehensive
          income (loss)........     $  2,412             (451)              4,033                59
                                      ======           ======              ======            ======



          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2003 and 2002
     (In Thousands, Except Share Data)


                                                                     Nine Months Ended
                                                          ----------------------------------------
                                                             September 30,        September 30,
                                                                 2003                 2002
                                                          -------------------  -------------------
Cash flows from operating activities:
   Net earnings ........................................       $  4,041                   64
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
       Depreciation of plant and equipment..............            415                  488
       Amortization of intangibles......................             57                   32
       Gain on disposition of property,
         plant and equipment, net of unearned
         profit on sale-leaseback.......................         (1,361)                 (94)
       Gain on sale of SI/BAKER joint venture...........         (4,919)                   -
       Amortization of deferred gain on sale-
         leaseback......................................            (96)                   -
       Restructuring credit.............................           (170)                   -
       Cash dividend received from joint venture........          1,000                    -
       Equity in income of joint venture................           (256)                 (53)
       Non-cash interest charges associated
         with settlement of interest rate
         swap contract..................................            188                    -
       Issuance of common shares as interest
         payment on subordinated notes..................             90                  150
       Change in operating assets and liabilities:
           Receivables..................................            586                1,224
           Costs and estimated earnings in
              excess of billings........................           (145)                  24
           Inventories..................................            302                  994
           Deferred income tax benefits.................            492                    -
           Prepaid expenses and other
              current assets............................            (31)                 (91)
           Other noncurrent assets......................              1                    -
           Accounts payable.............................            355                 (350)
           Customers' deposits and billings
              in excess of costs and estimated
              earnings for completed and
              uncompleted contracts.....................           (844)              (1,014)
           Accrued salaries, wages, and
              commissions...............................            (81)                (132)
           Income taxes payable.........................          1,595                  (44)
           Accrued royalties payable....................             (4)                  16
           Accrued product warranties...................             25                  229
           Accrued pension and retirement
              savings plan liabilities..................             14                   38
           Accrued restructuring expenses...............            (48)                (272)
           Accrued other liabilities....................            829                  245
           Deferred income taxes payable ...............           (233)                 896
           Deferred compensation........................             10                 (115)
                                                                 ------               ------
   Net cash provided by operating activities............          1,812                2,235
                                                                 ------               ------



          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended September 30, 2003 and 2002
     (In Thousands, Except Share Data)


                                                                     Nine Months Ended
                                                          ----------------------------------------
                                                             September 30,        September 30,
                                                                 2003                 2002
                                                          -------------------  -------------------
Cash flows from investing activities:
   Proceeds from the disposition of
     property, plant and equipment .....................          2,734                  200
   Proceeds from the divestment of
     joint ventures, net of advisory fees...............          5,500                  125
   Additions to property, plant and equipment...........           (180)                (229)
                                                                 ------               ------
   Net cash provided by investing activities............          8,054                   96
                                                                 ------               ------

Cash flows from financing activities:
   Sale of common shares in connection with
     employee incentive stock option plan.............               12                   33
   Decrease in restricted cash........................              865                    -
   Repayment of long-term debt........................           (8,700)              (1,730)
   Settlement of interest rate swap contract..........             (283)                   -
                                                                 ------               ------
       Net cash used by financing activities..........           (8,106)              (1,697)
                                                                 ------               ------

   Increase in cash and
     cash equivalents.................................            1,760                  634
   Cash and cash equivalents,
     beginning of period..............................            5,385                6,114
                                                                 ------               ------
   Cash and cash equivalents,
     end of period....................................         $  7,145                6,748
                                                                 ======               ======

   Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
         Interest.....................................         $    456                  618
                                                                 ======               ======
         Income taxes.................................         $   (118)                  51
                                                                 ======               ======

   Supplemental disclosures of noncash financing activities:
     Equity impact from exercise of non-
       qualified stock options........................         $     40                    -
                                                                 ======               ======
     Withholding of common shares for
       income tax withholding obligations
       arising from exercise of non-
       qualified stock options........................         $    (31)                   -
                                                                 ======               ======


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2003 and 2002


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

     A roll-forward of restructuring activities is as follows (in thousands):

                       Beginning                                                       Ending
                        Balance        Charge/       Cash                              Balance
                       January 1      (Credit)     Spending    Reclassification      September 30
                      ------------ ------------- ------------ ------------------- ------------------
     2003............    $  216        (170)         (48)            170                  168
     2002............    $  494           -         (272)              -                  222

     The $168,000 restructuring accrual at September 30, 2003 relates to severance and other personnel costs and professional fees for the 2001 restructuring that are still expected to be paid.

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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2003 and 2002


     A roll-forward of warranty activities is as follows (in thousands):

                           Beginning                                                Ending
                            Balance                                                 Balance
                           January 1        Additions          Deductions         September 30
                         ------------- ------------------  -----------------  -------------------
  2003..................    $  894             159                (134)                919
  2002..................    $  863             414                (185)              1,092


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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2003 and 2002


     automated work-in-process production lines and distribution centers, utilizing sophisticated, custom-designed controls software. Many of Ermanco's sales are to distributors who have non-exclusive agreements with the Company.

                      ------------------------------------

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales by brand during the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

     For the three months ended September 30, 2003:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales................   $  2,112            5,519           7,631           87.3%
     Aftermarket sales............        697              414           1,111           12.7%
                                       ------           ------          ------          -----
     Total sales..................   $  2,809            5,933           8,742          100.0%
                                       ======           ======          ======          =====
     As a % of total sales........      32.1%            67.9%          100.0%

     For the three months ended September 30, 2002:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales................   $  2,706            5,363           8,069           89.5%
     Aftermarket sales............        630              311             941           10.5%
                                       ------           ------          ------          -----
     Total sales..................   $  3,336            5,674           9,010          100.0%
                                       ======           ======          ======          =====
     As a % of total sales........      37.0%            63.0%          100.0%

     For the nine months ended September 30, 2003:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales................   $  6,989           17,844          24,833           87.8%
     Aftermarket sales............      2,219            1,237           3,456           12.2%
                                       ------           ------          ------          -----
     Total sales..................   $  9,208           19,081          28,289          100.0%
                                       ======           ======          ======          =====
     As a % of total sales........      32.5%            67.5%          100.0%

     For the nine months ended September 30, 2002:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Systems sales................   $  8,411           17,560          25,971           87.5%
     Aftermarket sales............      2,345            1,354           3,699           12.5%
                                       ------           ------          ------          -----
     Total sales..................   $ 10,756           18,914          29,670          100.0%
                                       ======           ======          ======          =====
     As a % of total sales........      36.3%            63.7%          100.0%

     The Company's products are sold worldwide through its own sales personnel, along with a network of independent distributors and licensees. Domestic and international sales by brand during the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2003 and 2002


     For the three months ended September 30, 2003:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales...............   $  2,231            5,698           7,929           90.7%
     International sales..........        578              235             813            9.3%
                                       ------           ------          ------          -----
     Total sales..................   $  2,809            5,933           8,742          100.0%
                                       ======           ======          ======          =====

     For the three months ended September 30, 2002:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales...............   $  3,299            5,308           8,607           95.5%
     International sales..........         37              366             403            4.5%
                                       ------           ------          ------          -----
     Total sales..................   $  3,336            5,674           9,010          100.0%
                                       ======           ======          ======          =====

     For the nine months ended September 30, 2003:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales...............   $  8,076           17,933          26,009           91.9%
     International sales..........      1,132            1,148           2,280            8.1%
                                       ------           ------          ------          -----
     Total sales..................   $  9,208           19,081          28,289          100.0%
                                       ======           ======          ======          =====


     For the nine months ended September 30, 2002:

                                                                                    % of Total
                                    SI Systems        Ermanco          Total           Sales
                                  ---------------  --------------  --------------  --------------
     Domestic sales...............   $ 10,567           17,484          28,051           94.5%
     International sales..........        189            1,430           1,619            5.5%
                                       ------           ------          ------          -----
     Total sales..................   $ 10,756           18,914          29,670          100.0%
                                       ======           ======          ======          =====

     The Company also engages in sales with the U.S. government, which is one of the Company's major customers. Sales to the U.S. government during the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

                                                                                     As a %
                                                                                 of Total Sales
                                                                                -----------------
     For the three months ended September 30, 2003..........        $   732            8.4%
     For the three months ended September 30, 2002..........            376            4.2%

     For the nine months ended September 30, 2003...........        $ 1,252            4.4%
     For the nine months ended September 30, 2002...........          3,102           10.5%

     The Company identifies operating segments based on the types of products offered for sale as follows:

For the Three Months Ended
September 30, 2003 (In Thousands):                SI Systems           Ermanco        Total
------------------------------------------        ----------         ----------    ----------
Sales.....................................         $  2,809              5,933        8,742
Earnings (loss) before interest
  expense, interest income, equity
  in income of joint venture, and
  income taxes............................            4,973               (769)       4,204
Total assets..............................            6,487             27,741       34,228
Capital expenditures......................                4                 31           35
Depreciation and amortization
  expense.................................               32                100          132

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2003 and 2002

For the Three Months Ended
September 30, 2002 (In Thousands):                SI Systems           Ermanco        Total
------------------------------------------        ----------         ----------    ----------
Sales.....................................         $  3,336              5,674        9,010
Earnings (loss) before interest
  expense, interest income, equity
  in income of joint venture, and
  income taxes............................              (43)              (407)        (450)
Total assets..............................            8,809             30,251       39,060
Capital expenditures......................               34                 21           55
Depreciation and amortization
  expense.................................               56                112          168

For the Nine Months Ended
September 30, 2003 (In Thousands):                 SI Systems          Ermanco       Total
------------------------------------------        ----------         ----------    ----------
Sales.....................................         $  9,208             19,081       28,289
Earnings before interest expense,
  interest income, equity in income of
  joint venture, and income taxes.........            6,742                208        6,950
Total assets..............................            6,487             27,741       34,228
Capital expenditures......................               38                142          180
Depreciation and amortization
  expense.................................              114                301          415

For the Nine Months Ended
September 30, 2002 (In Thousands):                SI Systems           Ermanco        Total
------------------------------------------        ----------         ----------    ----------
Sales.....................................         $ 10,756             18,914       29,670
Earnings (loss) before interest
  expense, interest income, equity
  in income of joint venture, and
  income taxes............................            1,075               (308)         767
Total assets..............................            8,809             30,251       39,060
Capital expenditures......................               55                174          229
Depreciation and amortization
  expense.................................              176                312          488

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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2003 and 2002


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

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The application of FAS 150 did not have an effect on the Company's financial statements.


(6)  Other Comprehensive Loss
     ------------------------
     On September 19, 2003, the Company settled the liability associated with the fair value of its interest rate swap by paying $330,000 to its principal bank, inclusive of $47,000 of accrued interest. The Company's exposure to market risk from changes in interest rates was hedged by using the interest rate swap. At the time of settlement, the interest rate swap had a notional amount of $3,737,500 and was scheduled to expire, pursuant to quarterly amortization of $287,500, on September 30, 2006. Prior to April 1, 2003, gains and losses on the interest rate swap were deferred in other comprehensive income (loss). Effective April 1, 2003, the Company de-designated the interest rate swap as a hedge of market risk from changes in interest rates and accordingly, all gains and losses on the interest rate swap are recorded as interest expense.

                                                      Gross        Tax Effect         Net
                                                      -----        ----------         ---
Accumulated other comprehensive
   loss at December 31, 2002..................        $(401)          (157)          (244)
Loss reclassified from other
   comprehensive income.......................          160             62             98
Amortization of other
   comprehensive income.......................          357            138            219
Change in fair value of derivative............         (116)           (43)           (73)
                                                        ---            ---            ---
Accumulated other comprehensive
   loss at September 30, 2003.................        $   -              -              -
                                                        ===            ===            ===

     The Company uses derivative financial instruments as risk management tools and not for speculative purposes.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2003 and 2002


(7)  Sale-Leaseback
     --------------
     In February 2003, the Company sold its Easton, Pennsylvania facility. Significant terms of the agreement of sale include a sales price of $2,925,000 and a leaseback of 25,000 square feet of office space for five years by the Company. The sale-leaseback resulted in a gain of $2,189,000, of which $1,363,000 of the gain was recorded in Other income in the Statement of Operations for the three months ended March 31, 2003. The remaining gain of $826,000 is deferred and will be recognized as a reduction in rent expense over the term of the lease. During the three and nine months ended September 30, 2003, $41,000 and $97,000, respectively, of the deferred gain was recognized. Future contractual obligations over the remaining term of the lease are as follows:

                 2003...............................  $   52,000
                 2004...............................     211,000
                 2005...............................     218,000
                 2006...............................     224,000
                 2007...............................     231,000
                 2008...............................      34,000
                                                         -------
                   Total............................  $  970,000
                                                         =======


(8)  Investment in SI/BAKER Joint Venture
     ------------------------------------
     On September 19, 2003 (the "Closing Date"), the Company sold (the "Sale") its entire ownership interest in SI/BAKER, INC. ("SI/BAKER"), a joint venture of Paragon and McKesson Automation Systems Inc., a Louisiana corporation formerly known as Automated Prescription Systems, Inc. ("McKesson"), to McKesson pursuant to the terms of that certain Stock Purchase Agreement dated September 19, 2003 by and among Paragon, McKesson and SI/BAKER (the "Agreement"). Pursuant to the Agreement, Paragon (a) sold 100 shares of common stock of SI/BAKER to McKesson and (b) made certain other covenants, in consideration for (x) the payment by McKesson to Paragon of $5,600,000 in cash and (y) certain other covenants of McKesson and SI/BAKER. The terms of the Sale did not provide for any contingent consideration payable to Paragon. The amount of consideration was determined by arms-length negotiations between Paragon and McKesson. Immediately prior to the Sale, (a) 1 of the 2 members of the board of directors of SI/BAKER was also a director and officer of Paragon, (b) one of the officers of SI/BAKER was an officer of Paragon, and (c) Paragon was a major stockholder of SI/BAKER, holding 50% of SI/BAKER's outstanding voting equity. Additionally, Paragon has a business relationship with SI/BAKER, as certain of Paragon's products and services are offered to SI/BAKER and have been used in SI/BAKER products sold to SI/BAKER's customers. Prior to the Sale, there were no other material relationships between Paragon and its affiliates, and SI/BAKER. The Sale resulted in a gain of $4,919,000 as recorded in Other income, net in the Statements of Operations for the three and nine months ended September 30, 2003.

     Pursuant to the Agreement, (a) the Investment Agreement dated January 27, 1993, as amended, between Paragon and McKesson governing the joint venture relationship was terminated as of the Closing Date; (b) Paragon and SI/BAKER entered into a Master Purchase Agreement (the "Supply Agreement") whereby Paragon will supply automated dispensing products and related software services to SI/BAKER at agreed upon prices and pursuant to agreed upon terms and conditions; (c) Paragon granted McKesson a license to certain intellectual property; and (d) for a period of three years following the Closing Date, Paragon, SI/BAKER, and McKesson agreed to certain non-competition and non-solicitation covenants.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2003 and 2002


     Paragon used the proceeds of the Sale to prepay (a) $1,225,000 of its outstanding term debt with its principal bank, (b) $1,500,000 of its outstanding subordinated debt, thereby eliminating Paragon's outstanding long-term debt, and (c) $330,000 of liability associated with the fair value of the interest rate swap agreement for the term debt with Paragon's principal bank, inclusive of $47,000 of accrued interest.


(9)  Long-Term Debt
     --------------
     In February 2003, in accordance with the loan agreement, as amended, in connection with the sale-leaseback of the Company's Easton, Pennsylvania facility, the Company prepaid, without penalty, $1,387,500 of the term loan with its principal bank.

     In June 2003, the Company amended its credit agreements relative to extending the expiration date of its $1,000,000 line of credit agreement to June 30, 2004, future covenant requirements, interest rate on the term loan, and quarterly debt repayments. Upon receiving approval from its principal bank and in accordance with its loan agreements, the Company prepaid $1,000,000 of its subordinated debt, and also utilizing cash held in escrow with its principal bank the Company prepaid $2,012,500 of its term debt with its principal bank.

     In August 2003, the Company amended its credit agreements with its principal bank to eliminate its minimum cash balance covenant, and upon receiving approval from its principal bank and in accordance with its loan agreements, the Company prepaid $500,000 of its term debt with its principal bank and $500,000 of its subordinated debt. Also, the Company's principal bank no longer requires the Company to comply with the Borrowing Base requirement as defined in its credit agreements.

     In September 2003, the Company used the proceeds from the sale of its investment in the SI/BAKER joint venture to prepay $1,225,000 of its outstanding term debt with its principal bank and $1,500,000 of its outstanding subordinated debt, thereby eliminating the Company's outstanding long-term debt, and $330,000 of liability associated with the fair value of the interest rate swap agreement for the term debt with the Company's principal bank, inclusive of $47,000 of accrued interest. As of September 30, 2003, the balance of the term loan with the Company's principal bank and the balance of the subordinated debt were $0, and the financial covenants pertaining to the former term debt with the Company's principal bank no longer apply.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2003 and 2002


(10) Stock-Based Compensation
     ------------------------
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"), which amends SFAS No. 123, to provide alternative methods of accounting for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

     The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense on options granted to employees for the stock option grants. The Company recognizes compensation expense on options granted to non-employee directors. To date, the effect of options granted to non-employee directors has been immaterial. Additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), is included below. If the Company had elected to recognize stock-based compensation expense for options granted to employees based on the fair value of granted options at the grant date (as determined under FAS 123), net earnings
     (loss) (in thousands) and basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2003 and 2002, would have been as follows:

                                           Three Months Ended             Nine Months Ended
                                              September 30,                  September 30,
                                       ---------------------------    ---------------------------
                                           2003           2002             2003          2002
                                       -------------  ------------    ------------- -------------
Net earnings (loss), as reported.....    $  2,412          (402)          4,041            64
Deduct:  total stock-based
   employee compensation
   determined under fair value
   method, net of related tax
   effects...........................         (59)          (73)           (200)         (219)
                                            -----         -----           -----         -----
Pro forma net earnings (loss)........    $  2,353          (475)          3,841          (155)
                                            =====         =====           =====         =====

Earnings (loss) per share:
   Basic-- as reported...............    $    .56          (.09)            .95           .02
                                           ======         =====           =====         =====
   Basic-- pro forma.................    $    .55          (.11)            .90          (.04)
                                           ======         =====           =====         =====
   Diluted-- as reported.............    $    .55          (.09)            .93           .01
                                           ======         =====           =====         =====
   Diluted-- pro forma...............    $    .53          (.11)            .88          (.04)
                                           ======         =====           =====         =====


     The above pro forma net earnings (loss) and basic and diluted earnings
     (loss) per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. No options were granted to employees during the three and nine months ended September 30, 2003 and the year ended December 31, 2002.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2003 and 2002


(11) Legal Proceeding
     ----------------
     On July 10, 2003, a competitor filed an action against the Company in the United States District Court for the District of New Jersey alleging that certain of the Company's products infringe patents held by the competitor and also asserting claims for breach of contract, unjust enrichment, unfair competition, tortious interference with prospective economic advantage and violation of New Jersey's consumer fraud act as a result of alleged improper use of the competitor's trade secrets, technology and other proprietary information. Based on these allegations, the competitor is seeking monetary damages and injunctive relief against the Company.

     In September 2003, the Company filed an answer denying the material allegations of the complaint and asserting counterclaims against the competitor. Discovery has commenced and all fact discovery is to be completed by June 30, 2004. A status conference with the court has been scheduled for July 14, 2004 at which point the schedule for the remainder of the case will be addressed. Management of the Company, supported by its legal counsel, believes the competitor's complaint is without merit and has instructed counsel to defend vigorously against all charges.

     Management has accrued an estimate of $1,020,000 for defense costs associated with the resolution of the action filed against the Company. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential legal costs to vigorously defend the charges asserted against the Company by the competitor, up to and including trial.

     It is possible, however, that future results of operations, financial position, or cash flows for any particular quarterly or annual period could be materially affected by changes in assumptions or the effectiveness of strategies related to this legal proceeding. Management of the Company believes that the amount of the liability for defense costs can be reasonably estimated based on consultation with outside counsel; however, at this time it is not possible to predict with certainty the outcome of the litigation or range of possible loss, if any, to the Company. Were an unfavorable ruling to occur against the Company, there exists the possibility of a material adverse impact on the net earnings of the period in which the ruling occurs. The Company will continue to analyze the reserve established for the litigation as circumstances pertaining to the litigation unfold.


(12) Subsequent Event
     ----------------
     On October 8, 2003, the Company announced the resignation of William R. Johnson as President and Chief Executive Officer and a member of the Board of Directors of the Company to pursue other opportunities, and the Company also announced the appointment of Leonard S. Yurkovic as President and Chief Executive Officer of the Company.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2003 and 2002


     The Company entered into a Separation Agreement and Release (the "Agreement") with Mr. Johnson whereby the Company agreed to provide Mr. Johnson with compensation and other contractual benefits pursuant to the terms of Mr. Johnson's Amended and Restated Executive Employment Agreement (the "Employment Agreement") dated October 1, 2001. As part of the Agreement, Mr. Johnson and the Company mutually agreed that the Employment Agreement terminated effective October 1, 2003 thereby terminating Mr. Johnson's employment relationship and all other positions with the Company, and Mr. Johnson also released the Company from any and all claims for wages and benefits including, without limitation, salary, stock options, severance pay, vacation pay, and bonuses, and other employment-related claims. In consideration for entering into the Agreement, Mr. Johnson received a payment of $356,000 less applicable tax withholdings. In the event Mr. Johnson elects continuing COBRA health coverage, the Company shall reimburse Mr. Johnson for his premiums for COBRA continued health benefits coverage through October 1, 2004. In addition, in the event the Company wishes to consult with Mr. Johnson concerning his former areas of responsibility within the Company, the Company shall pay Mr. Johnson $1,250 per day for such consultancy plus actual travel expenses.


                      ------------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $7,145,000 at September 30, 2003 from $5,385,000 at December 31, 2002. The increase resulted from cash provided by operating activities totaling $1,812,000, inclusive of a $1,000,000 cash dividend received from the SI/BAKER joint venture, proceeds of $5,500,000, net of advisory fees, from the sale of the Company's ownership interest in the SI/BAKER joint venture, proceeds of $2,734,000 from the disposition of property, plant and equipment, and a decrease of $865,000 in restricted cash during the nine months ended September 30, 2003. Partially offsetting the increase in cash and cash equivalents from these sources was the repayment of long-term debt of $8,700,000, the settlement of the interest rate swap contract of $283,000, and purchases of capital equipment of $180,000 during the nine months ended September 30, 2003. Cash provided by operating activities during the nine months ended September 30, 2002 were $2,235,000.


     On September 30, 1999, the Company acquired all of the outstanding common stock of Ermanco. Under the terms of the Stock Purchase Agreement, the Company acquired all of the outstanding common stock of Ermanco for a purchase price of $22,801,000 consisting of $15,301,000 in cash, $3,000,000 in promissory notes payable to the fourteen stockholders of Ermanco, and 481,284 shares of the Company's common stock with a value of $4,500,000 based on the average closing price of $9.35 of the Company's common stock for the five trading days immediately preceding the date of the Stock Purchase Agreement, August 6, 1999.
     In order to complete the Ermanco acquisition, the Company obtained financing from its principal bank. The Company entered into a line of credit facility, which may not exceed $1,000,000, as amended. The line of credit facility is to be used primarily for working capital purposes. As of September 30, 2003, the Company did not have any borrowings under the line of credit facility, and the facility expires effective June 30, 2004. The line of credit facility is not critical to the Company's operations.
     The Company financed $14,000,000 of the acquisition through a seven-year term loan from its principal bank. The interest rate on the term loan was variable at a rate equal to the three-month LIBOR Market Index Rate plus 2.65%. The Company also entered into an interest rate swap agreement for a portion of the term loan to hedge the floating interest rate.
     In connection with an amendment entered into in November 2002, the Company prepaid, without penalty, $1,200,000 of the term loan and placed $1,150,000 in escrow with the Company's principal bank.
     In February 2003, the Company sold its Easton, Pennsylvania facility. Significant terms of the agreement of sale include a sales price of $2,925,000 and also a leaseback of 25,000 square feet of office space for five years by the Company. In accordance with the loan agreement, as amended, in connection with the sale-leaseback of the Company's Easton, Pennsylvania facility, the Company prepaid, without penalty, $1,387,500 of the term loan with its principal bank.
     In June 2003, the Company amended its credit agreements relative to extending the expiration date of its $1,000,000 line of credit agreement to June 30, 2004, future covenant requirements, interest rate on the term loan, and quarterly debt repayments. Upon receiving approval from its principal bank and in accordance with its loan agreements, the Company prepaid $1,000,000 of its subordinated debt, and also utilizing cash held in escrow with its principal bank, the Company prepaid $2,012,500 of its term debt with its principal bank.
     In August 2003, the Company amended its credit agreements with its principal bank to eliminate its minimum cash balance covenant, and upon receiving approval from its principal bank and in accordance with its loan agreements, the Company prepaid $500,000 of its term debt with its principal bank and $500,000 of its subordinated debt.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------
     To obtain the line of credit and term loan, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, securities, and a first mortgage on all real estate. The Company's principal bank no longer requires the Company to comply with the Borrowing Base requirement as defined in its credit agreement.
     On September 30, 1999, the Company also issued promissory notes to fourteen stockholders of Ermanco, two of which are directors of the Company (Messrs. Shulman and Kirschner), in the original aggregate principal amount of $3,000,000. The notes, with an original term of seven years, bore interest at an annual rate of 10% through September 30, 2002, 12% from October 1, 2002 through September 30, 2004, and 14% from October 1, 2004 through September 30, 2006. Interest on the promissory notes was payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors.
     On September 19, 2003 (the "Closing Date"), the Company sold (the "Sale") its entire ownership interest in SI/BAKER, INC. ("SI/BAKER"), a joint venture of Paragon and McKesson Automation Systems Inc., a Louisiana corporation formerly known as Automated Prescription Systems, Inc. ("McKesson"), to McKesson pursuant to the terms of that certain Stock Purchase Agreement dated September 19, 2003 by and among Paragon, McKesson, and SI/BAKER (the "Agreement"). Pursuant to the Agreement, Paragon (a) sold 100 shares of common stock of SI/BAKER to McKesson and (b) made certain other covenants, in consideration for (x) the payment by McKesson to Paragon of $5,600,000 in cash and (y) certain other covenants of McKesson and SI/BAKER. The terms of the Sale did not provide for any contingent consideration payable to Paragon. The Sale resulted in a gain of $4,919,000 as recorded in Other income, net in the Statements of Operations for the three and nine months ended September 30, 2003.
     The Company used the proceeds from the sale of its Investment in the SI/BAKER joint venture to prepay $1,225,000 of its outstanding term debt with its principal bank and $1,500,000 of its outstanding subordinated debt, thereby eliminating the Company's outstanding long-term debt, and $330,000 of liability associated with the fair value of the interest rate swap agreement for the term debt with the Company's principal bank, inclusive of $47,000 of accrued interest. As of September 30, 2003, the balance of the term loan with the Company's principal bank and the balance of the subordinated debt were $0, and the financial covenants pertaining to the former term debt with the Company's principal bank no longer apply.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Other Liquidity and Capital Resource Matters
--------------------------------------------
     The Company anticipates that its financial resources, consisting of cash generated from operations, will be adequate to satisfy its future cash requirements through the next year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers.
     The Company plans to consider all strategic alternatives to increase shareholder value, including expansion opportunities as they arise, although the ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion.


Results Of Operations
---------------------

(a)  Nine Months Ended September 30, 2003 Versus Nine Months Ended September
     -----------------------------------------------------------------------
     30, 2002
     --------
     The Company's net earnings for the nine months ended September 30, 2003 were $4,041,000 compared to net earnings of $64,000 for the nine months ended September 30, 2002. Contributing to the net earnings for the nine months ended September 30, 2003 was other income from the sale of the Company's ownership interest in the SI/BAKER joint venture of $4,919,000, the sale-leaseback of the Company's Easton, Pennsylvania facility of $1,363,000, and a restructuring credit of $170,000 pertaining to the final settlement of the remaining pension obligations associated with the Company's terminated pension plan. Partially offsetting the favorable impact of the aforementioned items was the accrual of $1,020,000 for potential defense costs to vigorously defend the charges asserted against the Company by a competitor relating to the Company's intellectual property. Contributing to net earnings for the nine months ended September 30, 2002 was other income from the short-term licensing of certain real property of $300,000 and a gain on the sale of excess fixed assets of $94,000. Partially offsetting the favorable impact of the aforementioned items during 2002 were severance charges of $170,000.

Net Sales and Gross Profit on Sales
-----------------------------------
     Net sales of $28,289,000 for the nine months ended September 30, 2003 decreased 4.7% compared to net sales of $29,670,000 for the nine months ended September 30, 2002. The sales decrease of $1,381,000 was primarily attributable to a lower volume of SI Systems' branded orders associated with the current economic slowdown and competitive pricing pressures. The decline in SI Systems' branded sales was primarily due to the prior year comparable period containing a greater amount of sales related to the LO-TOW(R) and Order Picking, Fulfillment, and Replenishment product lines. The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding and upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Fluctuations in the Company's sales and earnings occur with increases or decreases in major installations, since the Company recognizes sales on a percentage of completion basis for its system contracts.
     Gross profit, as a percentage of sales, was 26.0% for the nine months ended September 30, 2003 compared to 24.5% for the nine months ended September 30, 2002. Gross profit, as a percentage of sales, for the nine months ended September 30, 2003 was favorably impacted by approximately 2.1% due to a reduction in overhead costs and approximately 1.4% due to the favorable performance on the Company's contracts and

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

(a)  Nine Months Ended September 30, 2003 Versus Nine Months Ended September
     -----------------------------------------------------------------------
     30, 2002
     --------

Net Sales and Gross Profit on Sales (Continued)
-----------------------------------
product mix during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Gross profit, as a percentage of sales, for the nine months ended September 30, 2002 was favorably impacted by approximately 2.0% as a result of the reversal of previously established contract accruals due to changes in cost estimates.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $6,863,000 were higher by $89,000 for the nine months ended September 30, 2003 than in the nine months ended September 30, 2002. The increase of $89,000 was comprised of the accrual of $1,020,000 for potential defense costs to vigorously defend the charges asserted against the Company by a competitor relating to the Company's intellectual property, and approximately $125,000 in marketing expenses associated with the Company's participation in a biannual industry trade show in the first quarter of 2003. Partially offsetting the aforementioned unfavorable variance was cost savings of approximately $625,000 attributable to the Company's restructuring of its business operations in the prior fiscal year and an emphasis on cost reduction. Also contributing to the amount of selling, general and administrative expenses in the nine months ended September 30, 2002 were approximately $170,000 of expenses pertaining to a reduction of office associates, approximately $115,000 in professional fees primarily associated with enhancing operational efficiency, and approximately $150,000 of provision related to increasing the allowance for doubtful accounts associated with possible uncollectible receivables.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $363,000 were higher by $110,000 for the nine months ended September 30, 2003 than in the nine months ended September 30, 2002. Development programs in the nine months ended September 30, 2003 included the new NBA-23(TM) narrow belt accumulation conveyor, computer software for warehousing and distribution center operations, and improvements to the narrow belt sorter and the Company's Order Picking, Fulfillment, and Replenishment product line. Development programs in the nine months ended September 30, 2002 were aimed at improvements to the Company's sortation and accumulation conveyor technologies and the Order Picking, Fulfillment, and Replenishment product line.

Restructuring Charges (Credits)
------------------------------
     In 2001, the Company restructured its business operations, including curtailment of a detailed benefit plan, and recorded a charge of $1,538,000 for restructuring costs. The Company received approval from the Pension Benefit Guaranty Corporation in 2002 to terminate the defined benefit plan. In December 2002, the Company partially settled its obligations by making lump-sum distributions to those participants who elected that payment option and correspondingly recorded a restructuring credit of $859,000 during the fourth quarter of 2002. In February 2003, the Company settled its remaining obligations by purchasing annuities for those participants who elected that payment option and correspondingly recorded a restructuring credit of $170,000 during the three months ended March 31, 2003.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

(a)  Nine Months Ended September 30, 2003 Versus Nine Months Ended September
     -----------------------------------------------------------------------
     30, 2002 (Continued)
     --------

Interest Expense and Interest Income
------------------------------------
     Interest expense of $675,000 was lower by $128,000 for the nine months ended September 30, 2003 than for the nine months ended September 30, 2002. The decrease in interest expense was attributable to the reduced level of long-term debt due to principal payments and lower interest rates and the reversal of approximately $174,000 of previously accrued interest on subordinated notes payable and the impact of the change in the fair value of the interest rate swap agreement. Partially offsetting the favorable variance were non-cash interest charges of $306,000 associated with the settlement of the interest rate swap contract.
     Interest income of $55,000 for the nine months ended September 30, 2003 decreased by $33,000, when compared to the nine months ended September 30, 2002. The decrease in interest income was attributable to a reduction in the level of interest rates pertaining to short-term investments.

Equity in Income of Joint Ventures
----------------------------------
     Equity in income of joint venture represents the Company's proportionate share (50%) of its investment in the SI/BAKER joint venture that was being accounted for under the equity method until the September 19, 2003 Closing Date of the Sale of the Company's ownership interest in the SI/BAKER joint venture. The favorable variance of $203,000 for the nine months ended September 30, 2003 in the equity in income of the SI/BAKER joint venture was primarily due to its sales of $11,279,000 as compared to sales of $5,886,000 for the nine months ended September 30, 2002, plus a reduction of $244,000 in product development expenses. The increase in sales for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was due to a significant amount of progress made on orders received during the first half of 2003. Partially offsetting the favorable variance was SI/BAKER's increases of (1) $218,000 in selling, general and administration expenses, and (2) $216,000 in revenue-based royalty costs due to the parent companies.

Other Income, Net
-----------------
     The favorable variance of $6,116,000 in other income, net for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was primarily attributable to the gain on the sale of the Company's ownership interest in the SI/BAKER joint venture of $4,919,000, the gain on the sale-leaseback of the Company's Easton, Pennsylvania facility of $1,363,000, and an increase of $213,000 in revenue-based royalty income from the Company's SI/BAKER joint venture and license agreements related to material handling systems sales. Partially offsetting the favorable variance in other income, net was the prior year comparable period containing income from the short-term licensing of certain real property of the Company's Easton, Pennsylvania facility of $300,000, and a gain on the sale of excess fixed assets primarily associated with Company's Easton, Pennsylvania facility of $94,000.

Income Tax Expense
------------------
     The Company recognized income tax expense of $2,545,000 during the nine months ended September 30, 2003, compared to income tax expense of $41,000 in the comparable prior year period. Income tax expense was generally recorded at statutory federal and state tax rates.

Backlog of Orders
-----------------
     The total backlog of orders at September 30, 2003 and 2002 was approximately $8,170,000 and $9,845,000, respectively. During the nine months ended September 30, 2003 and 2002, the Company received orders totaling approximately $29,534,000 and $26,174,000, respectively.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

(b)  Three Months Ended September 30, 2003 Versus Three Months Ended September
     -------------------------------------------------------------------------
     30, 2002
     --------
     With the exception of the following Statement of Operations captions, changes in the third quarter of calendar year 2003 compared to the prior year were consistent with those previously noted above for the nine-month period:

Net Sales and Gross Profit on Sales
-----------------------------------
     Net sales of $8,742,000 for the three months ended September 30, 2003 decreased 3.0% compared to net sales of $9,010,000 for the three months ended September 30, 2002. The sales decrease of $268,000 was comprised of a decrease in SI Systems' branded sales of $527,000 and an increase in Ermanco branded sales of $259,000 for the three months ended September 30, 2003 when compared to the three months ended September 30, 2002. The decline in SI Systems' branded sales of $527,000 was primarily due to the prior year comparable period containing a greater amount of sales related to the LO-TOW(R) and Order Picking, Fulfillment, and Replenishment product lines. The improvement in Ermanco branded sales of $259,000 was primarily attributable to a significant amount of progress made on orders received during the first half of 2003.
     Gross profit, as a percentage of sales, was 25.6% for the three months ended September 30, 2003 compared to 21.0% for the three months ended September 30, 2002. Gross profit, as a percentage of sales, for the three months ended September 30, 2003 was favorably impacted by approximately 3.4% due to the favorable performance on the Company's contracts and product mix, and approximately 1.2% due to a reduction in overhead costs during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $2,992,000 were higher by $741,000 for the three months ended September 30, 2003 than in the three months ended September 30, 2002. The increase of $741,000 was comprised of the accrual of $1,020,000 for potential defense costs to vigorously defend the charges asserted against the Company by a competitor relating to the Company's intellectual property. Partially offsetting the aforementioned unfavorable variance and contributing to the amount of selling, general and administrative expenses in the three months ended September 30, 2002 were approximately $150,000 of provision related to increasing the allowance for doubtful accounts associated with possible uncollectible receivables, and approximately $170,000 of expenses pertaining to a reduction of office associates.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $60,000 were lower by $34,000 for the three months ended September 30, 2003 than in the three months ended September 30, 2002. Development programs in the three months ended September 30, 2003 included computer software for warehousing and distribution center operations, and improvements to the narrow belt sorter and the Company's Order Picking, Fulfillment, and Replenishment product line. Development programs in the three months ended September 30, 2002 were aimed at improvements to the Company's accumulation conveyor technologies and the Order Picking, Fulfillment, and Replenishment product line.

Interest Expense and Interest Income
------------------------------------
     Interest expense of $306,000 was higher by $41,000 for the three months ended September 30, 2003 than for the three months ended September 30, 2002. During the three months ended September 30, 2003, interest expense was impacted by non-cash interest charges of $306,000 associated with the settlement of the interest rate swap contract. Also impacting interest expense during the three months ended September 30,

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Results Of Operations
---------------------

(b)  Three Months Ended September 30, 2003 Versus Three Months Ended September
     -------------------------------------------------------------------------
     30, 2002
     --------

Interest Expense and Interest Income (Continued)
------------------------------------
2003 was the reduced level of long-term debt due to principal payments and lower interest rates and the reversal of approximately $126,000 of previously accrued interest on subordinated notes payable and the impact of the change in the fair value of the interest rate swap agreement.
     Interest income of $9,000 for the three months ended September 30, 2003 decreased by $26,000, when compared to the three months ended September 30, 2002. The decrease in interest income was attributable to a reduction in the level of funds available for short-term investments and lower interest rates.

Other Income, Net
-----------------
     The favorable variance of $5,018,000 in other income, net for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was primarily attributable to the gain on the sale of the Company's ownership interest in the SI/BAKER joint venture of $4,919,000, and an increase of $66,000 in revenue-based royalty income from the Company's SI/BAKER joint venture and license agreements related to material handling systems sales.

                      ------------------------------------

Cautionary Statement
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission rules, regulations, and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Among other things, they regard the Company's acquisition activities, earnings, liquidity, financial condition, and certain operational matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will," "will likely," "are expected to," "will continue," "should," "project," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such "forward-looking statements": (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports; (2) the amount of defense costs and the results of pending litigation related to the Company's intellectual property; (3) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth, competition, and certain costs increases; or (4) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

Quantitative and Qualitative Disclosures
----------------------------------------
     The Company's primary market risk exposure is from changes in interest rates. The Company's policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments, and from September 30, 1999 through September 19, 2003, an interest rate swap agreement. Generally, the Company seeks to match the terms of its debt with its purpose. The Company has available a variable rate line of credit facility to provide working capital for operations. On September 30, 1999, the Company entered into an interest rate swap agreement for 50% of its new term loan from its principal bank to effectively convert half of the term loan from a variable rate note to a fixed rate note. A standard interest rate swap agreement involves the payment of a

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


Quantitative and Qualitative Disclosures (Continued)
----------------------------------------
fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. The counterpart to the swap agreement was the Company's principal bank. On September 19, 2003, the Company settled the liability associated with the fair value of its interest rate swap with its principal bank.
     The Company does not believe that its exposures to interest rate risk or foreign currency exchange risk, risks from commodity prices, equity prices and other market changes that affect market risk sensitive instruments are material to its results of operations.

Critical Accounting Policies
----------------------------
     Refer to the Company's Form 10-K for the year ended December 31, 2002 for information regarding the Company's Critical Accounting Policies.


Item 4.       Controls and Procedures
-------       -----------------------

(a) An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b) There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION
                          ----------------------------


Item 1.       Legal Proceedings
-------       -----------------

     On July 10, 2003, a competitor filed an action against the Company in the United States District Court for the District of New Jersey alleging that certain of the Company's products infringe patents held by the competitor and also asserting claims for breach of contract, unjust enrichment, unfair competition, tortious interference with prospective economic advantage and violation of New Jersey's consumer fraud act as a result of alleged improper use of the competitor's trade secrets, technology and other proprietary information. Based on these allegations, the competitor is seeking monetary damages and injunctive relief against the Company.

     In September 2003, the Company filed an answer denying the material allegations of the complaint and asserting counterclaims against the competitor. Discovery has commenced and all fact discovery is to be completed by June 30, 2004. A status conference with the court has been scheduled for July 14, 2004 at which point the schedule for the remainder of the case will be addressed. Management of the Company, supported by its legal counsel, believes the competitor's complaint is without merit and has instructed counsel to defend vigorously against all charges.

     The Company is presently engaged in certain other legal proceedings, which, on the basis of information furnished by counsel and others, the Company believes present no significant risk of material loss to the Company.

Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

              (a)  Exhibits:

                   2.2 Stock Purchase Agreement by and among McKesson Automation Systems, Inc., Paragon
                             Technologies, Inc., and SI/BAKER, INC. dated September 19, 2003 (incorporated by reference to Exhibit 2.2 on Form 8-K, filed on October 1, 2003).
                   10.37 First Amendment to Term Loan A and B Agreement dated August 4, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (filed herewith).
                   10.38 Ninth Amendment to Line of Credit Note and Loan Agreement dated August 4, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (filed herewith).
                   31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, President and CEO (filed herewith).
                   31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).
                   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, President and CEO, and Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).

              (b) The following report on Form 8-K was filed during the quarter ended September 30, 2003:

                   A Form 8-K was furnished on August 14, 2003 announcing financial results for the second quarter and six months ended June 30, 2003.

Paragon Technologies, Inc. and Subsidiary





                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PARAGON TECHNOLOGIES, INC.



                                                  /s/ Leonard S. Yurkovic
                                                  ------------------------------
                                                  Leonard S. Yurkovic
                                                  President & CEO



                                                  /s/ Ronald J. Semanick
                                                  ------------------------------
                                                  Ronald J. Semanick
                                                  Chief Financial Officer





Dated:      November 13, 2003
         -----------------------