Form 10-K
period 2003-12-31
PARAGON TECHNOLOGIES INC
filed 2004-03-29
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-K
                                    ---------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended:                                      Commission file number:
   December 31, 2003                                            1-15729

                           PARAGON TECHNOLOGIES, INC.
                           --------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

            Delaware                                    22-1643428
            --------                                    ----------
(State Or Other Jurisdiction of             (I.R.S. Employer Identification No.)
          Incorporation)

     600 Kuebler Road, Easton, Pennsylvania                              18040
     --------------------------------------                              -----
    (Address Of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code:                 610-252-3205

Securities registered pursuant to Section 12(b) of the Act:

                                                             Name of Exchange
                  Title of Class                           on Which Registered
-----------------------------------------------          -----------------------
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

     Aggregate market value of common stock held by non-affiliates (based on the closing price on The American Stock Exchange) on June 30, 2003 was approximately $20.8 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by June 30, 2003 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

     The number of shares outstanding of the Registrant's Common Stock, as of March 10, 2004 was 4,277,595.


DOCUMENTS INCORPORATED BY REFERENCE                                        None.

                                TABLE OF CONTENTS
                                -----------------


Part I.........................................................................3

     Item 1.    Business.......................................................3
     Item 2.    Properties....................................................10
     Item 3.    Legal Proceedings.............................................11
     Item 4.    Submission of Matters to a Vote of Security Holders...........11


Part II.......................................................................12

     Item 5.    Market For The Registrant's Common Equity and Related
                    Stockholder Matters.......................................12
     Item 6.    Selected Financial Data.......................................12
     Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................13
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....24
     Item 8.    Financial Statements and Supplementary Data...................25
     Item 9.    Changes In and Disagreements With Accountants on
                    Accounting and Financial Disclosure.......................56
     Item 9A.   Controls and Procedures.......................................56


Part III......................................................................56

     Item 10.   Directors and Executive Officers Of The Registrant............56
     Item 11.   Executive Compensation........................................59
     Item 12.   Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters................64
     Item 13.   Certain Relationships and Related Transactions................66
     Item 14.   Principal Accountant Fees and Services........................66


Part IV.......................................................................67

     Item 15.   Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K..................................................67

                                     PART I
                                     ------

Item 1.    Business
-------    --------

Company Overview
----------------
     Paragon Technologies, Inc. ("the Company") provides a variety of material handling solutions, including systems, technologies, products, and services for material flow applications. The Company has gone to market with a multiple brand, multiple channel strategy under the SI Systems and Ermanco brands. The Company's capabilities include horizontal transportation, rapid dispensing, order fulfillment, computer software, sortation, integrating conveyors and conveyor systems, and aftermarket services.
     The Company was originally incorporated in Pennsylvania in 1958. On December 7, 2001, upon receiving shareholder approval, the Company changed its state of incorporation from Pennsylvania to Delaware.

SI Systems
----------
     The Company's Easton, Pennsylvania operation (hereafter referred to as "SI Systems"), is a specialized systems integrator supplying branded automated material handling systems to manufacturing, assembly, order selection, and distribution operations customers located primarily in North America. Subsequent to the year ended December 31, 2003, SI Systems will be brought to market as two individual brands, SI Systems and SI Production & Assembly Systems (hereafter referred to as "SI-PAS"). Each brand has its own focused sales force, utilizing the products and services currently available or under development within the Company.
     The SI Systems sales force will focus on providing order picking and order fulfillment systems to order processing and distribution operations, which may incorporate the Company's proprietary DISPEN-SI-MATIC(TM) and Automated Picking/Replenishment solutions, Ermanco branded products, and specialized software. The SI-PAS sales force will focus on providing automated material handling systems to manufacturing and assembly operations and the U.S. government, which may incorporate the Company's proprietary LO-TOW(R) and CARTRAC(R) horizontal transportation technologies. The automated material handling systems are marketed, designed, sold, installed and serviced by its own staff or subcontractors as labor saving devices to improve productivity, quality and reduce costs. Integrated material handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique material handling needs. The engineering staff develops and designs computer controlled programs required for the efficient operation of the systems and for optimizing manufacturing, assembly, and fulfillment operations.

Ermanco
-------
     The Company's Spring Lake, Michigan operation (hereafter referred to as "Ermanco"), is a manufacturer of Ermanco branded light to medium duty unit handling conveyor products, serving the material handling industry through a worldwide network of approximately 100 experienced material handling equipment distributors and licensees. Ermanco also provides complete conveyor systems for a variety of applications, including distribution and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontractors, and subcontracted installation services. Ermanco supplies material handling systems and equipment to both national and international markets. Ermanco offers services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distribution centers, utilizing sophisticated, custom-designed controls software. Many of Ermanco's sales are to distributors who have non-exclusive agreements with the Company.

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales by brand during the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

     For the year ended December 31, 2003:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Systems sales......................   $  9,134          23,533         32,667           87.6%
Aftermarket sales..................      2,949           1,679          4,628           12.4%
                                        ------          ------         ------          -----
Total sales........................   $ 12,083          25,212         37,295          100.0%
                                        ======          ======         ======          =====
As a % of total sales..............      32.4%           67.6%         100.0%

     For the year ended December 31, 2002:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Systems sales......................   $ 11,439          21,584         33,023           86.4%
Aftermarket sales..................      3,467           1,734          5,201           13.6%
                                        ------          ------         ------          -----
Total sales........................   $ 14,906          23,318         38,224          100.0%
                                        ======          ======         ======          =====
As a % of total sales..............      39.0%           61.0%         100.0%

     For the year ended December 31, 2001:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Systems sales......................   $ 14,390          29,700         44,090           86.9%
Aftermarket sales..................      4,618           2,044          6,662           13.1%
                                        ------          ------         ------          -----
Total sales........................   $ 19,008          31,744         50,752          100.0%
                                        ======          ======         ======          =====
As a % of total sales..............      37.5%           62.5%         100.0%


     The Company's products are sold worldwide through its own sales personnel, along with a network of independent distributors and licensees. Domestic and international sales by brand during the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

     For the year ended December 31, 2003:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Domestic sales.....................   $ 10,780          23,650         34,430           92.3%
International sales................      1,303           1,562          2,865            7.7%
                                        ------          ------         ------          -----
Total sales........................   $ 12,083          25,212         37,295          100.0%
                                        ======          ======         ======          =====

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
                                        ======           ======         ======          =====

     The Company also engages in sales with the U.S. government, which is one of the Company's major customers. Sales to the U.S. government during the years ended December 31, 2003, 2002, and 2001 represented 3.7%, 8.8%, and 10.3% of total sales, respectively. No individual customer accounted for more than 10% of total sales.
     The Company's backlog of orders at December 31, 2003 was $10,525,000, of which $0 was associated with U.S. government projects. The Company's backlog of orders at December 31, 2002 was $6,924,000, of which $926,000 was associated with U.S. government projects. The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Since the Company recognizes sales on a percentage of completion basis for its systems contracts, fluctuations in the Company's sales and earnings occur with increases or decreases in major installations. The Company expects to fill, within its 2004 calendar year, all of the December 31, 2003 backlog of orders indicated above.


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

Horizontal Transport
--------------------

     LO-TOW(R). LO-TOW(R) is an in-floor towline conveyor. These conveyor
     ------
systems are utilized in the automation of manufacturing, assembly, unit load handling in distribution environments, and large newspaper roll delivery systems. Industries served include the U.S. government, primarily the United States Postal Service and the Defense Logistics Agency, automotive, recreational vehicle, distribution centers, radiation chambers, engine assembly, truck assembly, construction vehicles, newspaper facilities, and farm machinery. This simple, yet reliable component design allows for a variety of configurations well suited for numerous applications. It provides reliable and efficient transportation for unit loads of all types in progressive assembly or distribution applications. Because SI Systems' LO-TOW(R) tow chain used with the system operates at a minimal depth, systems can be installed in existing one-story and multi-story buildings as well as newly constructed facilities. Controls sophistication varies depending upon the application. More complex systems include programmable logic controllers ("PLCs"), personal computers for data collection and operator interface, radio frequency identification and communication, bar code identification, and customer host computer communication interface. The Company believes that SI Systems is the largest supplier of in-floor towline systems in the United States. A typical LO-TOW(R) system requires approximately six months to engineer, manufacture, and install. LO-TOW(R) sales as a percent of total sales were 12.2%, 17.4%, and 18.1% for the years ended December 31, 2003, 2002, and 2001, respectively.

     CARTRAC(R). CARTRAC(R) spinning tube conveyor systems are used in the
     -------
automation of production, and assembly operations throughout various industries. Some of the industries served are automotive, aerospace, appliance, electronics, machine tools, radiation chambers, castings, transportation, and foundries. As part of a fully computerized manufacturing system, CARTRAC(R) offers zero pressure accumulation, high speeds, and smooth acceleration/deceleration capabilities for both light and heavy load capabilities that are well suited for the manufacturing environment where high volume product rate and short cycle time are critical. Some of the more sophisticated systems require a high degree of accuracy and positioning repeatability. For these applications, CARTRAC(R) carriers are positioned in workstations holding very tight tolerances.
     CARTRAC(R) sales, as a percent of total sales, were 1.4%, 1.1%, and 0.7% for the years ended December 31, 2003, 2002, and 2001, respectively.

Order Picking, Fulfillment, and Replenishment Systems
-----------------------------------------------------

     DISPEN-SI-MATIC(TM) and Automated Picking/Replenishment Solutions
     -----------------------------------------------------------------
     DISPEN-SI-MATIC(TM) offers an ideal solution for reducing inefficiencies, labor-intensive methods, and long-time deliveries where high volume of small orders must be picked and fulfilled. Industries served include pharmaceutical, entertainment, vision, nutritional supplements, health and beauty aids, cosmetics, and an assortment of various soft goods.
     SI Systems' branded products include a variety of DISPEN-SI-MATIC(TM) models for automated order selection, where volume, speed, accuracy, and efficiency are of the essence. The Pick-to-Belt, Totes Through, and Buckets Through are solutions that provide ultra-high throughput for loose-pick individual items. Additionally, the DISPEN-SI-MATIC(TM) allows a package to be dispensed directly into a tote, thus achieving a high degree of accuracy in order picking and fulfillment.
     SI Systems' capabilities also include gantry picking, which involves the fulfillment of orders as well as inventory replenishment, utilizing automated gantry/robotic technology. Certain customer applications and order profiles are well suited for this solution.
     DISPEN-SI-MATIC(TM) controls are high-speed, PC-based systems, utilizing SI Systems' proprietary software and architecture. Hardware and software flexibility assures reliable interfacing with the customer's host computer.
     SI Systems' branded technologies include automated picking and replenishment solutions that complement DISPEN-SI-MATIC(TM), thus offering the Company's customers a comprehensive solution in order picking and fulfillment where volume of orders are processed with a high degree of accuracy. These highly sophisticated systems require customization tailored to each individual customer's requirements.
     A typical DISPEN-SI-MATIC(TM) and automated picking and replenishment system requires approximately six to nine months to engineer, manufacture, and install.
     DISPEN-SI-MATIC(TM) and the related order picking, fulfillment, and replenishment systems sales (including sales of Automated Pharmacy Systems to SI/BAKER, INC. ("SI/BAKER")), as a percent of total sales, were 10.0%, 11.5%, and 9.2% for the years ended December 31, 2003, 2002, and 2001, respectively.

     SI/BAKER, INC. (Automated Pharmacy Systems)
     -------------------------------------------
     On March 1, 1993, the Company and Automated Prescription Systems, Inc. formed a 50/50 joint venture, SI/BAKER, INC. In 1998, Automated Prescription Systems, Inc. was renamed McKesson Automation Systems Inc. ("McKesson").

     SI/BAKER drew upon the automated material handling systems experience of the Company and the automated pill counting and dispensing products of McKesson to provide automated pharmacy systems. SI/BAKER was formed to address the rapidly evolving automation needs of managed care pharmacy operations which fill prescriptions by mail for the clients of health care provision plans. The demographics of the aging population in the United States and the emphasis on reduced health care costs, of which prescription costs are a major part, was the driving force behind the automation of mail order and central fill pharmacy operations.
     On September 19, 2003, the Company sold its entire ownership interest in SI/BAKER to McKesson pursuant to the terms of that certain Stock Purchase Agreement dated September 19, 2003 by and among Paragon, McKesson, and SI/BAKER.
     Prior to the sale, the Company received royalty income from SI/BAKER at a rate of 2% of SI/BAKER gross sales for marketing and sales efforts on behalf of SI/BAKER. The Company accounted for its investment in the joint venture on the equity basis by recognizing its proportionate share (50%) of SI/BAKER net earnings. Information pertaining to the Company's former SI/BAKER joint venture is included in Note 11 of Notes to Consolidated Financial Statements.

Ermanco Branded Products -- Conveyor Systems Segment
----------------------------------------------------

Conveyor Systems
----------------
     Ermanco branded products encompass the conveyor and sortation systems segment of the business.
     Ermanco supplies material handling systems and equipment to both national and international markets. Ermanco offers services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distribution centers, utilizing sophisticated, custom-designed controls software. Ermanco often combines various components of its technologies as part of a total system solution.
     Ermanco's accumulation technologies encompass XenoROL(R) line-shaft-driven live roller conveyor, NBA-23(TM) narrow belt accumulation conveyor, AccuROL(R) belt-driven live roller conveyor, and IntelliROL(R) motorized-roller conveyor. Ermanco's proven sortation systems include technologies such as urethane belt transfers (UBTs); ERS(R) right angle sorters; multi-stage, air-operated pushers; ESA60(R) swing arm diverters; NBS 30(R), NBS 90(R), and NBS 90-SP(R) narrow belt sorters. Ermanco's Command Systems Software(R), a suite of software routines, is available to meet the configuration, operation, and specific parameters of individual systems. Ermanco branded sales as a percent of total sales were 68.1%, 61.0%, and 62.5% for the years ended December 31, 2003, 2002, and 2001, respectively.

                        --------------------------------

                                Product Warranty
                                ----------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year.


                               Sales and Marketing
                               -------------------
     The Company goes to market with a multiple brand, multiple channel strategy under the SI Systems and Ermanco brands. Each brand has its own focused sales force, utilizing the products and services currently available or under development within the Company.

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

Ermanco
-------
     Ermanco branded products are sold primarily through a worldwide network of approximately 100 experienced material handling equipment distributors and licensees. The distributors locate opportunities that they may fulfill themselves by purchasing products and/or services from Ermanco and take the order in their name, acting as the system integrator, or they may elect to have Ermanco assume the role of system integrator. In the latter case, Ermanco will negotiate the contract with the end user and assume total system responsibility, providing the distributor with a "finder's fee." Approximately 85% of Ermanco's volume is orders processed by distributors, and 15% of the volume is orders processed with the end user. Depending upon the distribution channel that is used, the typical number of competitors on any particular project varies. Licensees are located in Japan and the Republic of South Africa, with global affiliates in Brazil, Canada, and the United Kingdom. Ermanco branded products and services are sold on a fixed-price basis. Generally, contract terms are net 30 days for product and parts sales, with progress payments for system-type projects.

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

Ermanco
-------
     The 2003-2004 Conveyor Equipment Manufacturers Association yearbook includes 30 companies in the list of members in the Unit Handling Conveyors (Light to Medium) classification (SIC 353501). Twenty-two members report statistics on a monthly basis in this category, with booked sales of $1.26 billion in 2003. Many companies are involved in more than this one category. Many of these companies pursue opportunities with a direct sales force. Ermanco branded products are sold primarily through a distributor network of independently owned and operated companies as its primary channel. There are approximately 1,000 companies listed under the Conveying and Conveying Equipment
- Wholesale classification (SIC 508410); however, this includes those companies involved in bulk material handling and unit conveyor handling.

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

                        Patents, Copyrights, and Licenses
                        ---------------------------------
     The Company seeks patents, trademarks and other intellectual property rights to protect and preserve its proprietary technology and its rights to capitalize on the results of research and development activities. The Company seeks copyright protection for its proprietary software. The Company also relies on trade secrets, know-how, technological innovations, and licensing opportunities to provide it with competitive advantages in its market and to accelerate new product introductions.
     It is the Company's policy to require its professional and technical employees and consultants to execute confidentiality agreements at the time that they enter into employment or consulting relationships with the Company. These agreements provide that all confidential information developed by, or known to, the individual during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreement provides that all inventions conceived by the employee during his tenure at the Company will be the exclusive property of the Company.
     The Company holds approximately 35 patents, of which 24 have been issued in the United States, with lives that expire through February 2021, and the Company has 5 pending patent applications. Significant design features of the CARTRAC(R), LO-TOW(R), Sortation, and DISPEN-SI-MATIC(TM) systems are covered by patents or patent applications in the United States.
     The Company's significant patents pertain mainly to the following areas: vehicles and carrier design, loading and unloading products, speed and precision control, track design and assembly, accumulation of vehicles, and simultaneous order requests processing equipment. CARTRAC(R), ROBOLITE(R), ROBODRIVE(R), LO-TOW(R), SWITCH-CART(R), MINI-CARTRAC(R), SI ORDERMATIC(R), ACCUPIC(R), XenoROL(R), EWX100(R), Command Systems Software (CSS)(R), ERS(R), ESA60(R), LightWORX(R), MCN2000(R), MTN 2000(R), NBS(R), XcelSORT(R), XenoPRESSURE(R), XenoSORT(R), XenoTRACTION(R), NBS 30(R), NBS 90(R), NBS 90-SP(R), IntelliROL(R), and AccuROL(R) are registered trademarks of the Company. ROBORAIL(TM), DISPEN-SI-MATIC(TM), NBA(TM), NBT(TM), CRUZcontrol(TM), and "P4"(TM) are trademarks of the Company.

Ermanco
-------
     Ermanco currently has license agreements with two foreign companies. These agreements typically permit the licensee to manufacture conveyors using Ermanco branded technology. Royalties are received based on sales volume. Royalty income received from the license agreements in the years ended December 31, 2003, 2002, and 2001 was $30,000, $17,000, and $66,000, respectively.

                               Product Development
                               -------------------
     Product development costs, including patent expense, were $400,000, $358,000, and $456,000 for the years ended December 31, 2003, 2002, and 2001, respectively.
     Development programs in the year ended December 31, 2003 included the NBA-23(TM) narrow belt accumulation conveyor, computer software for warehousing and distribution center operations, and improvements to the narrow belt sorter and the Company's Order Picking, Fulfillment, and Replenishment systems.
     Development programs in the year ended December 31, 2002 included the new NBA-23(TM) narrow belt accumulation conveyor and improvements to the Company's sortation conveyor technologies and Order Picking, Fulfillment, and Replenishment systems.
     Development programs in the year ended December 31, 2001 included enhancements to the Company's NBS 30(R), NBS 90(R), and NBS 90-SP(R) narrow belt sorters and Order Picking, Fulfillment, and Replenishment systems. The NBS 30(R), NBS 90(R), and NBS 90-SP(R) narrow belt sorters contain high-friction divert wheels that raise between the belts, enabling product to be diverted at a 30 or 90-degree angle.

     The Company aggressively pursues continual research of new product development opportunities, with a concentrated effort to improve existing technologies that improve customer efficiency. The Company also develops new products and integration capabilities that are financed through customer projects.

                                    Employees
                                    ---------
     As of December 31, 2003, the Company employed three executive officers.
     The Company provides life insurance, major medical insurance, retirement programs, and paid vacation and sick leave benefits, and considers its relations with employees to be satisfactory.

SI Systems
----------
     As of December 31, 2003, the Company's Easton, Pennsylvania operation employed 43 office employees, including salespersons, draftspersons, and engineers. SI Systems also operates as a project manager in connection with the installation, integration, and service of its products generally utilizing subcontractors.

Ermanco
-------
     As of December 31, 2003, the Company's Spring Lake, Michigan operation employed 154 persons, including 60 office employees and 94 manufacturing employees. All manufacturing employees are collective bargaining personnel. The current collective bargaining agreement expires on May 31, 2007.


Item 2.    Properties
-------    ----------

     SI Systems' principal office is located in a 173,000 square foot concrete, brick, and steel facility in Easton, Pennsylvania. In February 2003, the Company sold its Easton, Pennsylvania facility. Significant terms of the agreement of sale include a leaseback of 25,000 square feet of office space for five years by the Company. The leasing agreement requires fixed monthly rentals of $17,188 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008.
     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $33,283 (with annual increases of 2.5%), which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require payment by Ermanco of all taxes, insurance, and other ownership-related costs of the property. The lease expires on September 30, 2004. The Company is in the process of negotiations to extend the term of the lease and modify the monthly rental payments.
     The Company believes that its Spring Lake, Michigan facility is adequate for its current operations. Due to the timing and receipt of new orders, the Company's operations experience fluctuations in workload due to the timing of customer job completion requirements. Currently, the Company's facilities are adequate to handle these fluctuations. In the event of an unusual demand in workload, the Company supplements its internal operations with outside subcontractors that perform services for the Company in order to complete contractual requirements for its customers. The Company will continue to utilize internal personnel and its own facilities and, when necessary and/or cost effective, outside subcontractors to complete contracts in a timely fashion in order to address the needs of its customers.
     In order to obtain a line of credit, the Company granted its principal bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, and securities.

Item 3.    Legal Proceedings
-------    -----------------

     In July 2003, a competitor filed an action against the Company in the United States District Court for the District of New Jersey alleging that certain of the Company's products infringed patents held by the competitor and also asserting claims for breach of contract, unjust enrichment, unfair competition, tortious interference with prospective economic advantage, and violation of New Jersey's consumer fraud act as a result of alleged improper use of the competitor's trade secrets, technology, and other proprietary information. Based on these allegations, the competitor was seeking monetary damages and injunctive relief against the Company.
     In February 2004, a settlement was reached between the Company and the competitor. Under the settlement, the competitor dismissed the action and agreed that the Company's products involved in the litigation are immune from suit for infringement of any of the competitor's intellectual property rights. In exchange, Paragon agreed to dismiss its counterclaims and paid the competitor $1,125,000.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.


Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

                                     PART II
                                     -------


Item 5.    Market For The Registrant's Common Stock And Related Security Holder
-------    --------------------------------------------------------------------
           Matters
           -------

     The Company's common stock trades on the American Stock Exchange (Amex) under the symbol "PTG." The high and low sales prices for the years ended December 31, 2003 and 2002 are as follows:

                                          For the Year Ended             For the Year Ended
                                           December 31, 2003               December 31, 2002
                                    ------------------------------  ------------------------------
                                        High             Low              High            Low
                                    -------------   -------------   -------------    -------------
First Quarter...........................  8.80           8.00             8.95            7.90
Second Quarter.......................... 10.28           8.40             8.50            7.85
Third Quarter........................... 10.80           9.70             8.30            6.80
Fourth Quarter ......................... 10.70           9.20             8.50            7.63

     The Company did not pay any cash dividends during the years ended December 31, 2003 and 2002, and has no present intention to declare cash dividends. In accordance with the terms and conditions of the Company's line of credit facility with its principal bank, the Company is restricted from paying dividends in excess of 15% of net earnings.
     The number of beneficial holders of the Company's common stock at December 31, 2003 was approximately 1,036.
     The closing market price of the Company's common stock on March 10, 2004 was $10.85.


Item 6.    Selected Financial Data
-------    -----------------------

     The following table sets forth the Company's selected consolidated financial information for the five years in the year ended December 31, 2003. On September 30, 1999, the Company concluded the acquisition of all of the outstanding common stock of Ermanco. The results for the years ended December 31, 2003, 2002, 2001, and 2000 include the operating results of Ermanco for the entire year; however, results for the ten months ended December 31, 1999, included the operating results of Ermanco from October 1, 1999 through December 31, 1999 only. The selected consolidated financial data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results. The information presented below is in thousands, except per share amounts.

                                                                                       For the
                                                                                         Ten
                                                                                        Months
                                              For the Years Ended                       Ended
                               ----------------------------------------------------- ------------
                                  12/31/03     12/31/02     12/31/01      12/31/00     12/31/99
                               ------------- ------------ ------------ ------------- ------------
Net sales...................      $37,295        38,224       50,752       64,306        41,108
Net earnings (loss).........        3,785           663          (62)       3,480        (2,780)
Basic earnings (loss)
  per share.................          .89           .16         (.01)         .83          (.72)
Diluted earnings (loss)
  per share.................          .87           .15         (.01)         .82          (.73)
Total assets................       33,774        36,703       41,343       45,917        45,406
Long-term liabilities.......        2,159         9,402       11,074       13,744        15,670
Cash dividends per
  share.....................            -             -            -            -           .10

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2003. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of certain factors, as more fully discussed in Exhibit 99.1.

                        --------------------------------

Business Overview
-----------------
     Paragon Technologies, Inc. provides a variety of material handling solutions, including systems, technologies, products, and services for material flow applications. The Company has gone to market with a multiple brand, multiple channel strategy under the SI Systems and Ermanco brands.
     Founded in 1958, SI Systems material handling solutions are based on core technologies in horizontal transportation and order fulfillment and are aimed at improving productivity for manufacturing, assembly, and distribution center operations. Since 1964, Ermanco conveyor technologies and integrated conveyor systems are based on core technologies in transportation, accumulation, and sortation and continue to address the needs of the distribution, assembly, and manufacturing marketplace. Ermanco is known as the originator of the line-shaft-driven, live-roller conveyor.
     The Company's focus on strengthening its balance sheet and enhancing shareholder value led to a record level of net earnings for 2003 and the elimination of all of the outstanding senior and subordinated debt. Some of the major milestones that contributed to net earnings for 2003 and generated cash flow to repay the outstanding debt were:
      o a pre-tax gain on the sale of the Company's ownership interest in the SI/BAKER joint venture of $4,901,000; and o a pre-tax gain on the sale-leaseback of the Company's Easton, Pennsylvania facility of $1,363,000.
     Partially offsetting the favorable impact of the aforementioned items was:
      o settlement and legal costs of $1,375,000 associated with an action against the Company by a competitor relating to the Company's intellectual property.

                        --------------------------------

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations (Continued)
           ---------------------


Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release, is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises above 80%, as occurred in fiscal 2000, the Company may see an increase in rate of new orders, and therefore, an increase in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the years ended December 31, 2003, 2002, 2001, and 2000:

(Dollars in Thousands)                               2003        2002         2001        2000
                                                 -----------  ----------  ----------- ------------
Backlog of orders - beginning of year.........     $ 6,924      13,342       22,913       23,685
  Add: orders.................................      40,896      31,806       41,181       63,534
  Less: sales.................................      37,295      38,224       50,752       64,306
                                                    ------      ------       ------       ------
Backlog of orders - end of year...............     $10,525       6,924       13,342       22,913
                                                    ======       =====       ======       ======

Capacity Utilization..........................       74.8%       75.6%        77.7%        82.6%

     Current Ratio
     -------------
     The Company's current ratio, which is the ratio of current assets to current liabilities, has been relatively consistent during the four years ended December 31, 2003. Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio for the years ended December 31, 2003, 2002, 2001, and 2000:


(Dollars in Thousands)                  2003             2002             2001              2000
                                    -----------      -----------      ------------      ------------
Current assets...................     $14,691           15,444           19,200            22,850
                                       ------           ------           ------            ------
Current liabilities..............      $9,646            9,472           13,388            15,193

Current ratio....................        1.52             1.63             1.43              1.50

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


Key Performance Metrics Relevant to the Company (Continued)
-----------------------------------------------

     Debt to Equity Ratio
     --------------------
     With an emphasis over the past several years on generating cash flows to eliminate the Company's senior and subordinated debt, the Company has reduced its financial leverage as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the lower debt to equity ratio provides greater protection for its shareholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio for the years ended December 31, 2003, 2002, 2001, and 2000:


(Dollars in Thousands)                                 2003          2002         2001         2000
                                                    ------------  ------------ ------------ ------------
Current installments of long-term debt......          $     -         1,437        2,305        1,521
Long-term debt..............................                -         7,263        9,900       12,780
                                                        ------       ------       ------       ------

Total debt..................................                 -        8,700       12,205       14,301
                                                        ------       ------       ------       ------
Total stockholders' equity..................          $ 21,969       17,829       16,881       16,980
                                                        ======       ======       ======       ======

Debt to equity ratio........................                 -          .49          .72          .84

                        --------------------------------

Critical Accounting Policies and Estimates
------------------------------------------
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and other financial information, including the related disclosure of commitments and contingencies at the date of our financial statements. Actual results may, under different assumptions and conditions, differ significantly from our estimates.
     We believe that our accounting policies related to revenue recognition on system sales, warranty, inventories, allowance for doubtful accounts, and asset impairments as described below, are our "critical accounting policies" as contemplated by the Securities and Exchange Commission. These policies have been reviewed with the Audit Committee of the Board of Directors and are discussed in greater detail below.

     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of December 31, 2003, there are no contracts that are anticipated to result in a loss.
     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company has not had any significant cost overruns resulting in loss of profits during the past three years.

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


Critical Accounting Policies and Estimates (Continued)
------------------------------------------

     Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, ranging from one to two percent depending on the type of system sold, and a detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The recorded warranty reserve as of December 31, 2003 is $925,000.

     Inventories
     -----------
     Inventories are valued at the lower of average cost or market. The Company provides an inventory reserve determined by a specific identification of individual slow moving items and other inventory items based on historical experience. The reserve is considered to be a write-down of inventory to a new cost basis. Upon disposal of inventory, the cost and related inventory reserve are removed from the accounts. Historically, the level of inventory reserve has been appropriate based on management's assessment of estimated future inventory disposals.

     Allowance for Doubtful Accounts
     -------------------------------
     The Company provides an allowance for doubtful accounts determined by a specific identification of individual accounts and other accounts based on historical experience. The Company writes off receivables upon determination that no further collections are probable. Historically, receivable write offs have not had a material impact on the Company's financial statements.

     Asset Impairments
     -----------------
     On January 1, 2002, the Company adopted SFAS No. 142, analyzed its goodwill for impairment, and will make similar evaluations on a periodic basis in the future. During 2003, the Company performed the required annual impairment test of goodwill and determined that there was no impairment. In assessing the recoverability of the Company's goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective asset. If these estimates or their related assumptions change the fair value of the asset in the future, the Company may be required to record impairment charges. The book value of goodwill as of December 31, 2003, is $17,657,000.

                        --------------------------------

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations (Continued)
           ---------------------


Results of Operations - Year Ended December 31, 2003 Compared to the Year
-------------------------------------------------------------------------
Ended December 31, 2002
-----------------------

Earnings Summary
----------------
     The Company's had net earnings of $3,785,000 (or $0.89 basic earnings per share) for the year ended December 31, 2003, compared to net earnings of $663,000 (or $0.16 basic earnings per share) for the year ended December 31, 2002. The increase in net earnings was primarily due to:
      o a pre-tax gain on the sale of the Company's ownership interest in the SI/BAKER joint venture of $4,901,000; o a pre-tax gain on the sale-leaseback of the Company's Easton, Pennsylvania facility of $1,363,000; o a reduction in selling, general and administrative expenses of $497,000, exclusive of settlement and legal costs mentioned below; and
      o   a reduction in interest expense of $370,000.
     Partially offsetting the favorable impact of the aforementioned items was:
      o settlement and legal costs of $1,375,000 associated with an action against the Company by a competitor relating to the Company's intellectual property; and
      o a restructuring credit of $264,000 in 2003 pertaining to the final settlement of the remaining pension obligations associated with the Company's terminated pension plan and the reversal of a previously established severance accrual that was no longer required versus a restructuring credit of $859,000 in 2002 pertaining to the partial settlement of the remaining pension obligations associated with the Company's terminated pension plan.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                               2003                   2002
                                                       ---------------------   --------------------
Net sales.............................................       $37,295,000            $38,224,000
Cost of sales.........................................        27,847,000             28,951,000
                                                              ----------             ----------
Gross profit on sales.................................       $ 9,448,000            $ 9,273,000
                                                              ==========             ==========

Gross profit as a percentage of sales.................             25.3%                  24.3%
                                                                   ====                   ====


     The net sales decrease was attributable to a decreased volume of SI Systems' branded sales of $2,823,000 associated with the current economic slowdown and competitive pricing pressures, offset by an increase in Ermanco branded sales of $1,894,000.
     The increase in Ermanco branded sales was primarily due to an equivalent increase in sales to health and beauty aids and mail processing related customers as a result of a slight recovery in these industry sectors in 2003 as compared to 2002.
     Gross profit, as a percentage of sales, for the year ended December 31, 2003 was favorably impacted by approximately 2.1% due to a reduction in overhead costs and approximately .5% due to the favorable performance on the Company's contracts and product mix during 2003 as compared to 2002. Gross profit, as a percentage of sales, for 2002 was favorably impacted by approximately 1.5% as a result of the reversal of previously established contract accruals due to changes in cost estimates.

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


Results of Operations - Year Ended December 31, 2003 Compared to the Year
-------------------------------------------------------------------------
Ended December 31, 2002 (Continued)
-----------------------

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $9,436,000 were higher by $878,000 for the year ended December 31, 2003 than for the year ended December 31, 2002. The increase of $878,000 was comprised of:
      o settlement and legal costs of $1,375,000 associated with an action against the Company by a competitor relating to the Company's intellectual property; and
      o severance charges of $387,000 in 2003 versus $154,000 in 2002. Partially offsetting the aforementioned unfavorable variance were cost savings of approximately $700,000 attributable to headcount reductions in the prior fiscal year and an emphasis on cost reduction, including reduced facility operating costs as a result of the Company's sale of its Easton, Pennsylvania facility.

Restructuring Charges (Credits)
------------------------------
     In 2001, the Company restructured its business operations, including curtailment of a detailed benefit plan, and recorded a charge of $1,538,000 for restructuring costs. In December 2002, the Company partially settled its obligations by making lump-sum distributions to those participants who elected that payment option and correspondingly recorded a restructuring credit of $859,000 during 2002. In February 2003, the Company settled its remaining obligations by purchasing annuities for those participants who elected that payment option and correspondingly recorded a restructuring credit of $170,000 during 2003. In addition, during 2003 the Company recorded a restructuring credit of $94,000 associated with the reversal of a previously established severance accrual that was no longer required.

Interest Expense
----------------
     Interest expense of $676,000 was lower by $370,000 for the year ended December 31, 2003 than for the year ended December 31, 2002. The decrease in interest expense was attributable to the reduced level of long-term debt due to principal payments and lower interest rates and the reversal of approximately $174,000 of previously accrued interest on subordinated notes payable and the impact of the change in the fair value of the interest rate swap agreement. Partially offsetting the favorable variance were non-cash interest charges of $306,000 associated with the settlement of the interest rate swap contract.

Equity in Income of Joint Ventures
----------------------------------
     Equity in income of joint venture represents the Company's proportionate share (50%) of its investment in the SI/BAKER joint venture that was being accounted for under the equity method until the September 19, 2003 Closing Date of the Sale of the Company's ownership interest in the SI/BAKER joint venture. The favorable variance of $198,000 for the year ended December 31, 2003 in the equity in income of the SI/BAKER joint venture was due to increased operating results of SI/BAKER in 2003 as compared to 2002.

Gain on Sale of SI/BAKER Joint Venture
--------------------------------------
     In September 2003, the Company sold its entire ownership interest in SI/BAKER, INC. The sale resulted in a gain of $4,901,000 in 2003.

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


Results of Operations - Year Ended December 31, 2003 Compared to the Year
-------------------------------------------------------------------------
Ended December 31, 2002 (Continued)
-----------------------

Loss (Gain) on Disposition of Property, Plant and Equipment
-----------------------------------------------------------
     The gain on the disposition of property, plant and equipment of $1,354,000 was higher by $1,260,000 for 2003 as compared to 2002. In 2003, the disposition of property, plant and equipment was primarily attributable to the sale-leaseback on the Company's Easton, Pennsylvania facility. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded in 2003. The remaining gain of $826,000 was deferred and is being recognized as a reduction in rent expense over the five-year term of the lease. In 2002, the Company sold fixed assets that resulted in a gain of $94,000 in 2002.

Other Income, Net
-----------------
     The unfavorable variance of $74,000 in other income, net for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily attributable to 2002 containing $300,000 of short-term rental income relating to certain real property of the Company's Easton, Pennsylvania facility. Partially offsetting the unfavorable variance was an increase of $206,000 in revenue-based royalty income from the Company's SI/BAKER joint venture and license agreements related to material handling system sales during the year ended December 31, 2003.

Income Tax Expense
------------------
     The Company recognized income tax expense of $2,424,000 during the year ended December 31, 2003, compared to income tax expense of $267,000 during the year ended December 31, 2002. Income tax expense was generally recorded at statutory federal and state tax rates. Income tax expense for the year ended December 31, 2002 was lower than the statutory federal and state tax rates primarily as a result of tax benefit of approximately $109,000 for a dividend received deduction for distributions from the Company's former SI/BAKER joint venture.

                        --------------------------------

Results of Operations - Year Ended December 31, 2002 Compared to the Year
-------------------------------------------------------------------------
Ended December 31, 2001
-----------------------

     The Company had net earnings of $663,000 (or $0.16 basic earnings per share) for the year ended December 31, 2002, compared to a net loss of $62,000 (or $.01 basic loss per share) for the year ended December 31, 2001. The increase in net earnings was primarily due to:
      o other income from the short-term rental of certain real property of $300,000;
      o a reduction of $1,603,000 in selling, general and administrative expenses, primarily resulting from costs savings attributable to the Company's restructuring efforts;
      o a restructuring credit of $859,000 in 2002 pertaining to the partial settlement of pension obligations associated with the Company's terminated pension plan versus restructuring charges of $1,538,000 in 2001; and
      o the application of the non-amortization provision of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," whereby goodwill is no longer amortized thereby resulting in an increase to pre-tax income of $468,000.
     Partially offsetting the favorable impact of the aforementioned items was a decrease in total revenues and gross profit of $12,528,000 and $3,152,000, respectively, as described below, and a reduction of $571,000 in the equity in income of the SI/BAKER joint venture as a result of a decline in sales and net earnings at SI/BAKER.
     Contributing to the net loss for the year ended December 31, 2001 were $310,000 of charges related to a strategic transaction that was not completed.

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


Results of Operations - Year Ended December 31, 2002 Compared to the Year
-------------------------------------------------------------------------
Ended December 31, 2001 (Continued)
-----------------------

Net Sales and Gross Profit on Sales
-----------------------------------

                                                               2002                   2001
                                                       ---------------------   --------------------
Net sales.............................................       $38,224,000            $50,752,000
Cost of sales.........................................        28,951,000             38,327,000
                                                              ----------             ----------
Gross profit on sales.................................       $ 9,273,000            $12,425,000
                                                              ==========             ==========

Gross profit as a percentage of sales.................             24.3%                  24.5%
                                                                   ====                   ====


     The net sales decrease was primarily attributable to a lower volume of orders associated with the current economic slowdown and competitive pricing pressures. The net sales decrease was comprised of a decrease in Ermanco's branded sales of approximately $8,426,000 and a decrease in SI Systems' branded sales of approximately $4,102,000. The decline in Ermanco branded sales was primarily due to the prior year comparable period containing a greater amount of sales related to distributors and companies in the technology sector. The decline in SI Systems' branded sales was primarily due to the prior year comparable period containing a greater amount of sales related to the U.S. Postal Service.
     Gross profit, as a percentage of sales, for the year ended December 31, 2002 was unfavorably impacted by approximately 1.0% due to the lower sales volume to cover fixed overhead costs. Partially offsetting the aforementioned unfavorable variance by approximately 0.7% was the favorable performance on the Company's contracts in the year ended December 31, 2002, as compared to the year ended December 31, 2001.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $8,558,000 were lower by $1,603,000 for the year ended December 31, 2002 than for the year ended December 31, 2001. The decrease of $1,603,000 was primarily attributable to:
      o cost savings of approximately $860,000 attributable to the Company's restructuring of its business operations in the prior fiscal year and emphasis on cost reduction;
      o a reduction of approximately $295,000 in marketing expenses associated with marketing research and the Company's participation in a biannual industry trade show in the first quarter of the prior fiscal year; and
      o $310,000 of expenses in 2001 related to a strategic transaction that was not completed.

Amortization of Goodwill
------------------------
     Due to the application of the non-amortization provision of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized after December 31, 2001 as compared to amortization expense of $468,000 for the year ended December 31, 2001.

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

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations
           ---------------------


Results of Operations - Year Ended December 31, 2002 Compared to the Year
-------------------------------------------------------------------------
Ended December 31, 2001 (Continued)
-----------------------

Interest Expense
----------------
     Interest expense of $1,046,000 was lower by $252,000 for the year ended December 31, 2002 than for the year ended December 31, 2001. The decrease in interest expense was attributable to the reduced level of term debt due to principal payments and lower interest rates.

Equity in Income of Joint Ventures
----------------------------------
     Equity in income of joint ventures represents the Company's proportionate share (50%) of its investment in the SI/BAKER joint venture and prior to January 1, 2002 its investment in the SI-Egemin joint venture, that were accounted for under the equity method. The net unfavorable variance of $484,000 in the equity in income of joint ventures for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was comprised of decreased earnings of approximately $571,000 attributable to the SI/BAKER joint venture and decreased losses of approximately $87,000 attributable to the SI-Egemin joint venture.
     The unfavorable variance of $571,000 for the year ended December 31, 2002 in the equity in income of the SI/BAKER joint venture as compared to the year ended December 31, 2001 was attributable to a decrease in earnings due to a decline in sales at SI/BAKER. The sales decrease was primarily attributable to a larger backlog of orders at the beginning of the prior fiscal year and a lower volume of orders received during the year ended December 31, 2002, associated with the current economic slowdown.
     The Company divested of its investment in the SI-Egemin joint venture at the end of calendar year 2001. The favorable variance of $87,000 for the year ended December 31, 2002 in the equity in income of the SI-Egemin joint venture was attributable to the prior fiscal year containing operating losses of the joint venture.

Other Income, Net
-----------------
     The favorable variance of $61,000 in other income, net for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily attributable to $300,000 of short-term rental income received during 2002 relating to certain real property of the Company's Easton, Pennsylvania facility. Partially offsetting the favorable variance in other income, net was a reduction of (1) $126,000 in revenue-based royalty income from the Company's SI/BAKER joint venture and license agreements related to international conveyor system sales, and (2) fiscal 2001 containing income of $70,000 primarily attributable to the reversal of previously established miscellaneous taxes and license fee accruals that were no longer required.

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

                        --------------------------------

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations (Continued)
           ---------------------


Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $5,591,000 at December 31, 2003 from $5,385,000 at December 31, 2002. The increase resulted primarily from:
      o   cash provided by operating activities totaling $329,000;
      o   proceeds of $5,482,000,  net of advisory fees, from the sale of the
          Company's  ownership  interest in the SI/BAKER joint venture;
      o   proceeds of $2,738,000 from the disposition of property, plant and equipment; and o a decrease of $865,000 in restricted cash.
     Partially offsetting the increase in cash and cash equivalents from these sources was:
      o   the repayment of long-term debt of $8,700,000;
      o   the settlement of the interest rate swap contract of $283,000; and
      o   purchases of capital equipment of $237,000.
     Cash provided by operating activities of $329,000 during the year ended December 31, 2003 as compared to cash provided by operating activities of $3,555,000 during the year ended December 31, 2002 decreased primarily due to lower net earnings from operations experienced by the Company during the year ended December 31, 2003, and a reduction in net working capital.
     In 2003, the Company repaid all of its outstanding term debt and subordinated debt.
     The Company's line of credit facility may not exceed $1,000,000 and is to be used primarily for working capital purposes. As of December 31, 2003, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2004.
     To obtain the line of credit, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, and securities.
     The Company anticipates that its financial resources, consisting of cash generated from operations, will be adequate to satisfy its future cash requirements through the next year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers.
     The Company plans to consider all strategic alternatives to increase shareholder value, including expansion opportunities as they arise, although the ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion.

                        --------------------------------

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations (Continued)
           ---------------------


Contractual Obligations
-----------------------
     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $33,283 (with annual increases of 2.5%), which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment by Ermanco of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004. The Company is in the process of negotiations to extend the term of the lease and modify the monthly rental payments. No monthly rental payments beyond September 30, 2004 are included in the table below.
     In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $17,188 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008.
     The Company also leases certain automobiles and office equipment, computer equipment, and software under various operating leases with terms extending through September 2007.
     Future contractual obligations and commercial commitments at December 31, 2003 as noted above are as follows:

                                              Payments Due by Period
                 ---------------------------------------------------------------------------------
                                 Less Than
                      Total        1 Year       2 Years      3 Years     4 Years      5 Years
                      -----      ---------      -------      -------     -------      -------
Contractual
obligations:
  Operating
   leases........ $ 1,409,000     631,000       282,000      228,000     234,000       34,000
                    ---------     -------      --------      -------     -------      -------

   Total......... $ 1,409,000     631,000       282,000      228,000     234,000       34,000
                    =========     =======      ========      =======     =======      =======

                                                       Amount of Commitment
                                                      Expiration Per Period
                                  -----------------------------------------------------------------
                  Total Amounts    Less Than
                    Committed       1 Year       2 Years      3 Years      4 Years      5 Years
                    ---------       ------       -------      -------      -------      -------
Other
commercial
commitments:
  Letters of
   credit........   $200,000       200,000           -            -            -            -
  Line of
   credit........          -             -           -            -            -            -

Off-Balance Sheet Arrangements
------------------------------
     As of December 31, 2003, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

                        --------------------------------

Item 7.    Management's Discussion And Analysis Of Financial Condition And
-------    ---------------------------------------------------------------
           Results Of Operations (Continued)
           ---------------------


Recently Issued Accounting Pronouncements
-----------------------------------------
     The adoption of SFAS No. 132 (revised), SFAS No. 146, SFAS No. 148, SFAS No. 150, FASB Interpretation No. 45, and FASB Interpretation No. 46 did not have a material impact on the Company's 2003 financial statements.


Item 7a.   Quantitative and Qualitative Disclosures about Market Risk
-------    ----------------------------------------------------------

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

Item 8.    Consolidated Financial Statements and Supplementary Data
-------    --------------------------------------------------------



                                    I N D E X


o    Independent Auditors' Report.


o    Consolidated Financial Statements:
        Consolidated Balance Sheets, December 31, 2003 and 2002.

        Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001.

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001.

        Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

        Notes to Consolidated Financial Statements.


o Financial Statement Schedule for the years ended December 31, 2003, 2002, and 2001:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Technologies, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Paragon Technologies, Inc. changed its method of accounting for goodwill and other intangible assets in 2002.


                               /s/ KPMG LLP



Philadelphia, PA
March 8, 2004

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2003 and 2002
     (In Thousands, Except Share Data)

                                                           December 31,            December 31,
                                                               2003                   2002
                                                       -------------------     ------------------
Assets
------

Current assets:
   Cash and cash equivalents..........................      $  5,591                  5,385

   Restricted cash....................................             -                    865

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $265 as of December 31,
       2003 and $221 as of December 31,
       2002)..........................................         5,277                  4,285
     Notes and other receivables......................            38                    940
                                                              ------                 ------
       Total receivables..............................         5,315                  5,225
                                                              ------                 ------

   Costs and estimated earnings in excess of billings.           521                    128

   Inventories:
     Raw materials....................................           926                    975
     Work-in-process..................................           106                    109
     Finished goods...................................           159                    291
                                                              ------                 ------
       Total inventories..............................         1,191                  1,375
                                                              ------                 ------

   Deferred income tax benefits.......................         1,444                  1,771
   Prepaid expenses and other current assets..........           629                    695
                                                              ------                 ------

     Total current assets.............................        14,691                 15,444
                                                              ------                 ------

Property, plant and equipment, at cost:
   Land...............................................             -                     27
   Buildings and improvements.........................           228                  3,768
   Machinery and equipment............................         3,643                  4,291
                                                              ------                 ------
                                                               3,871                  8,086
   Less:  accumulated depreciation....................         2,455                  5,877
                                                              ------                 ------
     Net property, plant and equipment................         1,416                  2,209
                                                              ------                 ------

Investment in joint venture...........................             -                  1,325
Goodwill..............................................        17,657                 17,657
Other assets..........................................            10                     68
                                                              ------                 ------

     Total assets.....................................      $ 33,774                 36,703
                                                              ======                 ======

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2003 and 2002
     (In Thousands, Except Share Data)

                                                           December 31,            December 31,
                                                               2003                   2002
                                                       -------------------     ------------------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt................   $     -                    1,437
   Accounts payable......................................      2,671                   2,403
   Customers' deposits and billings in excess of
     costs and estimated earnings........................      2,180                   2,271
   Accrued salaries, wages, and commissions..............        304                     544
   Income taxes payable..................................        894                     154
   Accrued product warranty..............................        925                     894
   Deferred gain on sale-leaseback.......................        165                       -
   Accrued other liabilities.............................      2,507                   1,769
                                                              ------                  ------
       Total current liabilities.........................      9,646                   9,472
                                                              ------                  ------

Long-term liabilities:
   Long-term debt, excluding current installments:
     Term loan...........................................          -                   4,263
     Subordinated notes payable..........................          -                   3,000
                                                              ------                  ------
       Total long-term debt..............................          -                   7,263
   Other long-term liability.............................          -                     401
   Deferred gain on sale-leaseback.......................        523                       -
   Deferred income taxes payable.........................      1,594                   1,713
   Deferred compensation.................................         42                      25
                                                              ------                   ------
       Total long-term liabilities.......................      2,159                   9,402
                                                              ------                   ------

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued and outstanding
     4,277,595 shares as of December 31, 2003
     and 4,256,098 shares as of December 31,
     2002................................................      4,278                   4,256
   Additional paid-in capital............................      7,586                   7,313
   Retained earnings.....................................     10,105                   6,504
   Accumulated other comprehensive loss..................          -                    (244)
                                                              ------                  ------
       Total stockholders' equity........................     21,969                  17,829
                                                              ------                  ------

       Total liabilities and stockholders' equity........   $ 33,774                  36,703
                                                              ======                  ======

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Operations
For the Years Ended December 31, 2003, 2002, and 2001
      (In Thousands, Except Share and Per Share Data)


                                               December 31,       December 31,       December 31,
                                                   2003               2002               2001
                                             ----------------   ----------------   ----------------
Net sales.................................     $   37,295             38,224             50,752
Cost of sales.............................         27,847             28,951             38,327
                                                   ------             ------             ------
   Gross profit on sales..................          9,448              9,273             12,425
                                                   ------             ------             ------

Selling, general and administrative
   expenses...............................          9,436              8,558             10,161
Product development costs.................            400                358                456
Amortization of goodwill..................              -                  -                468
Restructuring charges (credits)...........           (264)              (859)             1,538
Interest expense..........................            676              1,046              1,298
Interest income...........................            (76)              (112)              (252)
Equity in income of joint ventures........           (256)               (58)              (542)
Loss (gain) on sale of SI/BAKER
   joint venture..........................         (4,901)                 -                  -
Loss (gain) on disposition of
   property, plant and equipment..........         (1,354)               (94)                52
Other income, net.........................           (422)              (496)              (435)
                                                   ------             ------             ------
                                                    3,239              8,343             12,744
                                                   ------             ------             ------

Earnings (loss) before income
   taxes..................................          6,209                930               (319)
Income tax expense (benefit)..............          2,424                267               (257)
                                                   ------             ------             ------
   Net earnings (loss)....................     $    3,785                663                (62)
                                                   ======             ======             ======

Basic earnings (loss) per share...........     $      .89                .16               (.01)
                                                   ======             ======             ======

Diluted earnings (loss) per share.........     $      .87                .15               (.01)
                                                   ======             ======             ======

Weighted average shares
   outstanding............................      4,269,274          4,231,878          4,210,819
Dilutive effect of stock options..........         95,438             64,706                  -
Dilutive effect of phantom stock
   units..................................              -              3,609                  -
                                                ---------          ---------          ---------
Weighted average shares
   outstanding assuming dilution..........      4,364,712          4,300,193          4,210,819
                                                ==========         ==========         =========

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Stockholders' Equity
For the Years Ended December 31, 2003, 2002, and 2001
    (In Thousands)

                                                                                                 Accumulated
                                                         Additional                Other           Total
                                               Common     Paid-In    Retained   Comprehensive   Stockholders'   Comprehensive
                                               Stock      Capital    Earnings       Loss           Equity       Income (Loss)
                                              -------   ----------   --------   -------------   -------------   -------------
Balance at December 31, 2000................. $ 4,195      6,882       5,903            -          16,980

Net loss.....................................       -          -         (62)           -             (62)             (62)
Cumulative impact of adoption of
   FAS 133, net of tax of $69................       -          -           -          (96)            (96)
Loss reclassified from other
   comprehensive income, net of tax of $51...       -          -           -           89              89
Change in fair value of derivative,
   net of tax of $141........................       -          -           -         (246)           (246)            (246)
                                                                                                                     -----
Comprehensive loss...........................                                                                         (308)
                                                                                                                     =====
Stock options and awards exercised...........      17        124           -            -             141
Issuance of common shares as interest
   payment on subordinated notes.............      10         65           -            -              75
                                                -----     ------      ------          ---          ------
Balance at December 31, 2001.................   4,222      7,071       5,841         (253)         16,881

Net earnings.................................       -          -         663            -             663              663
Loss reclassified from other comprehensive
   income, net of tax of $49.................       -          -           -          197             197
Change in fair value of derivative,
   net of tax of $47.........................       -          -           -         (188)           (188)            (188)
                                                                                                                     -----
Comprehensive income.........................       -          -           -            -               -              475
                                                                                                                     =====
Stock options exercised......................       5         31           -            -              36
Issuance of common shares as interest
  payment on subordinated notes..............      29        211           -            -             240
                                               ------     ------      ------          ---          ------
Balance at December 31, 2002.................   4,256      7,313       6,504         (244)         17,829

Net earnings.................................       -          -       3,785            -           3,785            3,785
Loss reclassified from other comprehensive
   income, net of tax of $62.................       -          -           -           98              98
Amortization of other comprehensive
   income, net of tax of $138................       -          -           -          219             219
Change in fair value of derivative,
   net of tax of $43.........................       -          -           -          (73)            (73)             (73)
                                                                                                                     -----
Comprehensive income.........................       -          -           -            -               -            3,712
                                                                                                                     =====
Stock options exercised......................      12        153        (184)           -             (19)
Tax benefit of stock option exercises........       -         40           -            -              40
Issuance of common shares as interest
   payment on subordinated notes.............      10         80           -            -              90
                                               ------     ------      ------          ---
Balance at December 31, 2003................. $ 4,278      7,586      10,105            -          21,969
                                               ======     ======      ======          ===          ======


          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Cash Flows
For the Years Ended December 31, 2003, 2002, and 2001
      (In thousands)


                                                        December 31,         December 31,        December 31,
                                                            2003                 2002                2001
                                                    ---------------------  ------------------  ------------------
Cash flows from operating activities:
   Net earnings (loss)..........................         $  3,785                  663                 (62)
   Adjustments to reconcile net
      earnings (loss) to net cash provided
      by operating activities:
         Depreciation of plant and
           equipment............................              472                  661                 706
         Amortization of intangibles............               57                   49                 508
         Loss (gain) on disposition of
           property, plant and equipment........           (1,354)                 (94)                 52
         Gain on sale of SI/BAKER joint
           venture..............................           (4,901)                   -                   -
         Amortization of deferred gain on
           sale-leaseback.......................             (138)                   -                   -
         Equity in income of joint ventures.....             (256)                 (58)               (542)
         Cash dividends received from
           joint venture........................            1,000                  400                 750
         Issuance of common shares
           as interest payment on
           subordinated notes...................               90                  240                  75
         Issuance of common shares
           as payment of employee's bonus.......                -                    -                 111
         Noncash interest charges
           associated with settlement of
           interest rate swap contract..........              292                    -                   -
         Change in operating assets and
           liabilities:
              Receivables.......................              (90)               2,373                (257)
              Costs and estimated earnings
                in excess of billings...........             (393)                 116               1,421
              Inventories.......................              184                1,018                 653
              Deferred tax expenses.............               51                1,389                 213
              Prepaid expenses and other
                current assets..................               66                  (46)               (102)
              Other noncurrent assets...........                1                    1                   4
              Accounts payable..................              268                 (916)             (1,093)
              Customers' deposits and
                billings in excess of costs
                and estimated earnings
                for completed and
                uncompleted contracts...........              (91)              (1,074)             (1,101)
              Accrued salaries, wages,
                and commissions.................             (240)                (132)             (1,454)

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Cash Flows (Continued)
For the Years Ended December 31, 2003, 2002, and 2001
      (In thousands)


                                                        December 31,         December 31,        December 31,
                                                            2003                 2002                2001
                                                    ---------------------  ------------------  ------------------
Cash flows from operating activities
 (Continued):
             Income taxes payable..............               740                  108                (323)
             Accrued product warranties........                31                   31                   6
             Accrued other liabilities.........               738               (1,065)              1,376
             Deferred compensation.............                17                 (109)                 (7)
                                                            -----                -----               -----
  Net cash provided by operating
     activities................................               329                3,555                 934
                                                           ------                -----               -----

Cash flows from investing activities:
  Proceeds from the disposition of
     property, plant and equipment.............             2,738                  200                  13
  Proceeds from the divestment of
     joint ventures, net of advisory fees......             5,482                  125                   -
  Additions to property, plant and
     equipment.................................              (237)                (275)               (692)
                                                           ------                -----               -----
  Net cash provided (used) by investing
     activities................................             7,983                   50                (679)
                                                           ------                -----               -----

Cash flows from financing activities:
  Sale of common shares in connection
     with employee incentive stock
     option plan...............................                12                   36                  30
  Decrease (increase) in restricted cash.......               865                 (865)                  -
  Repayment of long-term debt..................            (8,700)              (3,505)             (2,096)
  Settlement of interest rate swap
     contract..................................              (283)                   -                   -
                                                           ------                -----               -----
  Net cash used by
     financing activities......................            (8,106)              (4,334)             (2,066)
                                                            ------               -----               -----

  Increase (decrease) in cash
     and cash equivalents......................               206                 (729)             (1,811)
  Cash and cash equivalents,
     beginning of period.......................             5,385                6,114               7,925
                                                           ------                -----               -----
  Cash and cash equivalents,
     end of period.............................          $  5,591                5,385               6,114
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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(1)   Description of Business and Summary of Significant Accounting Policies
---   ----------------------------------------------------------------------

Description of Business and Concentration of Credit Risk
--------------------------------------------------------
     The Company's Easton, Pennsylvania operation (hereafter referred to as "SI Systems") is a specialized systems integrator supplying SI Systems' branded automated material handling systems to manufacturing, assembly, order selection, and distribution operations customers located primarily in North America, including the U.S. government. The automated material handling systems are marketed, designed, sold, installed, and serviced by its own staff or subcontractors, as labor-saving devices to improve productivity, quality, and reduce costs. SI Systems' branded products are utilized to automate the movement or selection of products and are often integrated with other automated equipment such as conveyors and robots. Integrated material handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique material handling needs. The engineering staff develops and designs computer control programs required for the efficient operation of its systems and for optimizing manufacturing, assembly, and fulfillment operations.
     The Company's Spring Lake, Michigan operation (hereafter referred to as "Ermanco"), is a manufacturer of Ermanco branded light to medium duty unit handling conveyor products, serving the material handling industry through a worldwide network of approximately 100 experienced material handling equipment distributors and licensees. Ermanco also provides complete conveyor systems for a variety of applications, including distribution and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontractors, and subcontracted installation services. Ermanco supplies material handling systems and equipment to both national and international markets. Ermanco offers services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distribution centers, utilizing sophisticated, custom-designed controls software.
     In the years ended December 31, 2003, 2002, and 2001, no customer accounted for over 10% of sales. In the year ended December 31, 2001, various agencies of the U.S. government accounted for 10.3% of total sales.
     The Company's products are sold on a fixed-price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has been accepted. Generally, contract terms are net 30 days for product and parts sales, with progress payments for system-type projects. Many of Ermanco's sales are to distributors who have non-exclusive agreements with the Company. As of December 31, 2003, one customer owed the Company $585,000 in trade receivables. No other customer owed the Company in excess of 10% in trade receivables. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

Reclassification
----------------
     Certain amounts reported for prior years have been reclassified to conform to the current year's presentation.

Principles of Consolidation
---------------------------
     The consolidated financial statements include the accounts of SI Systems and Ermanco, a wholly-owned subsidiary, after elimination of intercompany balances and transactions.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


Use of Estimates
----------------
     The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The judgments made in assessing the appropriateness of the estimates and assumptions utilized by management in the preparation of the financial statements are based on historical and empirical data and other factors germane to the nature of the risk being analyzed. Materially different results may occur if different assumptions or conditions were to prevail. Estimates and assumptions are mainly utilized to establish the appropriateness of the allowance for doubtful accounts, inventory reserve, warranty reserve, revenue recognition, and impairment of long-lived assets.

Financial Instruments
---------------------
     The Company believes the market values of its short-term assets and liabilities, which are financial instruments, approximate their carrying values due to the short-term nature of the instruments.

Cash and Cash Equivalents
-------------------------
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash on deposit, amounts invested on an overnight basis with a bank, and other highly liquid investments purchased with an original maturity of three months or less. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Allowance for Doubtful Accounts
-------------------------------
     The Company provides an allowance for doubtful accounts determined by a specific identification of individual accounts and other accounts based on historical experience. The Company writes off receivables upon determination that no further collections are probable.

Inventories
-----------
     Inventories are valued at the lower of average cost or market. Inventories primarily consist of materials purchased or manufactured for stock.

Property, Plant and Equipment
-----------------------------
     Plant and equipment generally are depreciated on the straight-line method over the estimated useful lives of individual assets. The ranges of lives used in determining depreciation rates for machinery and equipment is 3 - 10 years. Maintenance and repairs are charged to operations; betterments and renewals are capitalized. Upon sale or retirement of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and the resultant gain or loss, if any, is credited or charged to earnings.

Investments in Joint Ventures
-----------------------------
     On March 1, 1993, the Company and Automated Prescription Systems, Inc. formed a 50/50 joint venture, SI/BAKER, INC. ("SI/BAKER"). In 1998, Automated Prescription Systems, Inc. was renamed McKesson Automation Systems Inc. ("McKesson"). On September 19, 2003, the Company sold its entire ownership interest in SI/BAKER to McKesson and received cash proceeds of $5,600,000. Prior to the sale, the Company accounted for its investment in the joint venture on the equity basis. The sale resulted in a gain of $4,901,000.

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

Intangibles
-----------

Goodwill
--------
     On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("FAS 142") which establishes guidelines for the financial accounting and reporting of acquired goodwill and other intangible assets. On January 1, 2002, the Company adopted FAS 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Impairment losses, if any, will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in 2002. FAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). The Company had no acquisitions of goodwill or other intangible assets during 2001, 2002, and 2003.
     As of January 1, 2002, the Company had unamortized goodwill of $17,657,000, all of which was attributable to Ermanco. FAS 142 requires that the Company completes a first phase of the impairment review for goodwill by June 30, 2002. The required review was completed during the second quarter of 2002 and did not indicate any impairment. Also, the Company completed an impairment review for goodwill as of December 31, 2002 and 2003, and those reviews did not indicate any impairment. During the years ended December 31, 2003, 2002 and 2001, goodwill and other intangible amortization was $57,000, $49,000, and $508,000, respectively.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Intangibles (Continued)
-----------

Comparison to Prior Year "As Adjusted"
--------------------------------------
     The following table presents prior year reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with FAS 142.

                                                                      Years Ended
                                                                      December 31,
                                                    -------------------------------------------------
                                                         2003             2002             2001
                                                    ----------------  -------------    --------------

Reported net earnings (loss)..................        $ 3,785,000        663,000          (62,000)
Add back: goodwill amortization,
  net of tax..................................                  -              -          281,000
                                                        ---------        -------          -------
     Adjusted net earnings ...................        $ 3,785,000        663,000          219,000
                                                        =========        =======          =======

Basic net earnings (loss) per share:
  Reported net earnings (loss)
     per share................................        $       .89            .16             (.01)
  Add back: goodwill amortization,
     net of tax...............................                  -              -              .06
                                                        ---------        -------          -------
       Adjusted net earnings
          per share...........................        $       .89           .16               .05
                                                        =========        =======          =======

Diluted net earnings (loss) per share:
  Reported net earnings (loss)
     per share................................        $       .87            .15             (.01)
  Add back: goodwill amortization,
     net of tax...............................                  -              -              .06
                                                        ---------        -------          -------
     Adjusted net earnings
       per share..............................        $       .87            .15              .05
                                                        =========        =======          =======

Deferred Debt Issuance Cost
---------------------------
     Deferred debt issuance costs incurred in connection with the line of credit and term loan are amortized over the period of the related facility.
     During 2003, the Company prepaid its outstanding term loan with its principal bank and fully expensed the related unamortized debt issuance costs.

Asset Impairments
-----------------
     The Company reviews the recovery of the net book value of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to an amount by which the net book value exceeds the fair value of assets.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


Revenue Recognition
-------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.
     Revenues on other sales of parts or equipment are recognized when title transfers pursuant to shipping terms. There are no installation or customer acceptance aspects of these sales.

Product Development Costs
-------------------------
     The Company expenses product development costs as incurred.

Restructuring
-------------
     In 2001, the Company restructured its business operations, including curtailment of a defined benefit plan, and recorded a charge of $1,538,000 for restructuring costs
     In December 2002, the Company partially settled its obligations by making lump-sum distributions to those participants who elected that payment option and correspondingly recorded a restructuring credit of $859,000 during 2002. In February 2003, the Company settled its remaining obligations by purchasing annuities for those participants who elected that payment option and correspondingly recorded a restructuring credit of $170,000 during 2003.
     A roll-forward of restructuring activities is as follows (in thousands):

                         Beginning     Charge/        Cash         Reversal/         Ending
                         Balance      (Credit)      Spending    Reclassification     Balance
                       ------------ ------------- ------------ ------------------- ------------
  2003.............       $ 216         (264)          (54)            170               68
  2002.............       $ 494         (859)         (278)            859              216
  2001.............       $   -        1,538          (482)           (562)             494

     The $68,000 restructuring accrual at December 31, 2003 relates to professional fees for the 2001 restructuring that are still expected to be paid and is included in accrued other liabilities.
     During 2003, the Company recorded a restructuring credit of $94,000 associated with the reversal of a previously established severance accrual that was no longer required.
     The amounts reclassified out of the restructuring accrual and included in accrued pension and retirement savings plan liabilities for the years ended December 31, 2003, 2002, and 2001 were $170,000, $859,000, and $(562,000), respectively.

Accrued Product Warranty
------------------------
   The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, ranging from one to two percent depending on the type of system sold, and a detailed review of products still in the warranty period.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Accrued Product Warranty (Continued)
------------------------
     A roll-forward of warranty activities is as follows (in thousands):

                                            Additions
                                            Charged to
                            Beginning       Costs and                             Ending
                             Balance         Expenses          Deductions         Balance
                          ------------  -----------------  ------------------ --------------
2003....................      $ 894             215               (184)             925
2002....................      $ 863             245               (214)             894
2001....................      $ 857             295               (289)             863

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

Stock-Based Compensation
------------------------
     The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense on options granted to employees for the stock option grants. The Company recognizes compensation expense on options granted to non-employee directors. To date, the effect of options granted to non-employee directors has been immaterial. Additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by FAS 148, is included below. If the Company had elected to recognize stock-based compensation expense for options granted to employees based on the fair value of granted options at the grant date (as determined under FAS 123), net earnings (loss) (in thousands) and basic earnings (loss) per share for the years ended December 31, 2003, 2002, and 2001 would have been as follows:

                                               For the Year       For the Year       For the Year
                                                  Ended              Ended               Ended
                                               December 31,       December 31,       December 31,
                                                   2003               2002               2001
                                            -----------------  -----------------   ----------------
Net earnings (loss), as reported..........      $  3,785               663                (62)
Deduct:  total stock-based employee
   compensation determined under
   fair value method, net of related
   tax effects............................           (80)             (280)              (150)
                                                   -----               ---                ---
Pro forma net earnings (loss).............      $  3,705               383               (212)
                                                   =====               ===                ====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Stock-Based Compensation (Continued)
------------------------

                                              For the Year       For the Year       For the Year
                                                 Ended              Ended               Ended
                                              December 31,       December 31,       December 31,
                                                  2003               2002               2001
                                            -----------------  -----------------   ----------------
Earnings (loss) per share:
   Basic-- as reported....................       $  .89               .16               (.01)
                                                    ===               ===                ===
   Basic-- pro forma......................       $  .87               .09               (.05)
                                                    ===               ===                ===

   Diluted-- as reported..................       $  .87               .15               (.01)
                                                    ===               ===                ===
   Diluted-- pro forma....................       $  .85               .09               (.05)
                                                    ===               ===                ===

     The above pro forma net earnings (loss) and basic and diluted earnings
(loss) per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. No options were granted to employees during the years ended December 31, 2003 and 2002. In order to perform this calculation, the following assumptions were made for the year ended December 31, 2001: dividend yield of 0%; risk-free interest rate of 3.92%; expected volatility of 34.7%, and an expected holding period of four years.
     The Company also grants phantom stock units to its directors as deferred compensation. Such awards are redeemable in cash or the Company's common stock at the director's option and are accounted for in accordance with APB Opinion No. 25 as stock appreciation rights. Expense (Income associated with the reversal of previously recognized expense) for the phantom stock unit plan was $0, $2,000, and $8,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Earnings (Loss) Per Share
-------------------------
     Basic and diluted earnings (loss) per share for the years ended December 31, 2003, 2002, and 2001 are based on the weighted average number of shares outstanding. In addition, diluted earnings (loss) per share reflect the effect of dilutive securities which include phantom stock units, and the shares that would be outstanding assuming the exercise of dilutive stock options. The number of shares that would be issued from the exercise has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock.
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                        Basic Earnings    Effect of Dilutive    Diluted Earnings
                                       (Loss) Per Share       Securities        (Loss)Per Share
                                        ---------------       ----------         --------------
For the year ended
December 31, 2003
-----------------
Income numerator................         $  3,785,000                 -             3,785,000
Shares denominator..............            4,269,274            95,438             4,364,712
                                            ---------                               ---------
Per share amount................         $        .89                                     .87
                                            =========                               =========

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
                                            =========                               =========

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


Cash Flow Hedge
---------------
     In accordance with the provisions of SFAS No. 133, as amended, the Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of a forecasted transaction (cash flow hedge) or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company records in accumulated other comprehensive income or loss changes in the fair value of derivatives that are designated as and meet all the required criteria for a cash flow hedge. The Company then reclassifies these amounts into earnings as the underlying hedged item affects earnings. The Company records immediately in earnings changes in the fair value of derivatives that are not designated as hedges.

Recently Issued Accounting Pronouncements
-----------------------------------------
     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement nullifies Emerging Issues Task Force Issue 94-3. "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The application of FAS 146 did not have an effect on the Company's financial statements.
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have an effect on the Company's financial statements. The disclosure requirements were effective for the Company's 2002 financial statements.
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"), which amends SFAS No. 123, to provide alternative methods of accounting for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosure requirements are included in the 2003 financial statements.
     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The application of FAS 150 did not have an effect on the Company's financial statements.
     In December 2003, the Company adopted SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132") as amended. This standard retains the existing disclosures and requires additional disclosures to provide details about pension plan assets, benefit obligations, cash flows, benefit costs, and related information. The disclosure requirements are included in the 2003 financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------
     In December 2003, the FASB issued Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company will be required to apply FIN 46R to variable interest entities ("VIE") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, FIN 46R will be applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIEs initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, then fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and noncontrolling interest of the VIEs. The application of FIN 46R is not expected to have a material effect on the Company's financial statements.


(2)   Uncompleted Contracts
---   ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows (in thousands):

                                                             December 31,            December 31,
                                                                 2003                    2002
                                                         --------------------    --------------------
Costs and estimated earnings on
   uncompleted contracts............................          $ 13,584                  19,655
Less:  billings to date.............................            15,243                  21,798
                                                                ------                  ------
                                                              $ (1,659)                 (2,143)
                                                                ======                  ======

Included in accompanying balance sheets under the
   following captions:
   Costs and estimated earnings
     in excess of billings..........................          $    521                     128
   Customers' deposits and billings in
     excess of costs and estimated
     earnings.......................................            (2,180)                 (2,271)
                                                                ------                  ------
                                                              $ (1,659)                 (2,143)
                                                                ======                  ======



(3)   Line of Credit
---   --------------

     The Company has a line of credit facility which may not exceed $1,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the bank's prime rate of interest or LIBOR Market Index Rate plus 2%.
     To obtain the line of credit, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, and securities. The line of credit facility contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, and guarantees. In addition, the Company is restricted from paying dividends in excess of 15% of its net earnings. The Company was in compliance with all covenants as of December 31, 2003. As of December 31, 2003, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2004.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(4)   Long-Term Debt
---   --------------

     A summary of long-term debt follows (in thousands):

                                                                December 31,        December 31,
                                                                    2003                2002
                                                              -----------------    ----------------
Term loan................................................         $      -              5,700
Subordinated notes payable...............................                -              3,000
Capital lease obligations................................                -                  -
                                                                    ------             ------
Total....................................................                -              8,700
Less:  current installments of long-term debt............                -              1,437
                                                                    ------             ------
Long-term debt...........................................         $      -              7,263
                                                                    ======             ======

     The Company received $14,000,000 in the form of a seven-year term loan from its principal bank to finance the acquisition of Ermanco on September 30, 1999. The interest rate on the term loan was variable at a rate equal to the three-month LIBOR Market Index Rate plus 2.65%.
     On September 30, 1999, the Company also issued promissory notes to fourteen stockholders of Ermanco, two of which are directors of the Company (Messrs. Shulman and Kirschner), in the original aggregate principal amount of $3,000,000. The notes, with an original term of seven years, bore interest at an annual rate of 10% through September 30, 2002, 12% from October 1, 2002 through September 30, 2004, and 14% from October 1, 2004 through September 30, 2006. Interest on the promissory notes was payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors.
     In 2003, the Company prepaid all of its outstanding term and subordinated debt. The settlement of the subordinated debt resulted in a gain of $150,000, which is included in interest expense.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(5)   Capital Stock Options
---   ---------------------

     The following is a summary of options available for grant and changes in options outstanding under the Company's 1992 Incentive Stock Option Plan ("ISOP") and 1997 Equity Compensation Plan ("ECP") for the years ended December 31, 2003, 2002, and 2001:

                                               2003                            2002                           2001
                                    ---------------------------     --------------------------      --------------------------
                                                     Weighted                        Weighted                        Weighted
                                                      Average                         Average                         Average
                                      Number of      Exercise         Number of      Exercise         Number of      Exercise
                                    Stock Options      Price        Stock Options      Price        Stock Options      Price
                                     Outstanding     Per Share       Outstanding     Per Share       Outstanding     Per Share
                                    -------------    ---------      -------------    ---------      -------------    ---------
Total of 1992 ISOP and 1997 ECP:
  Balance as of January 1........      525,516        $  7.78           556,771      $  7.81            536,337       $  8.13
  Granted........................            -              -            20,000         8.20            142,000          7.50
  Exercised......................      (39,706)          6.67            (5,563)        6.69             (4,450)         6.62
  Lapsed.........................     (146,688)          8.95           (45,692)        8.47           (117,116)         8.94
                                       --------         -----           -------        -----            -------         -----
  Balance as of December 31......      339,122        $  7.40           525,516      $  7.78            556,771       $  7.81
                                       =======          =====           =======        =====            =======         =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(5)   Capital Stock Options (Continued)
---   ---------------------

     The following table summarizes information about stock options outstanding as of December 31, 2003:

                Options Outstanding                            Options Exercisable
-----------------------------------------------------    --------------------------------
                     Number of           Remaining                          Number of
  Exercise         Stock Options           Life           Exercise        Stock Options
   Price            Outstanding           (Years)           Price           Exercisable
-------------    -----------------     --------------    -----------     ----------------
  $10.00                22,100               .55            10.00              22,100
    8.25                39,000               .75             8.25              39,000
    7.06                39,000              1.11             7.06              29,250
    5.88                 4,922              1.35             5.88               2,422
    6.63               122,600              1.84             6.63              91,950
    7.50                91,500              2.61             7.50              45,750
    8.12                10,000              3.47             8.12               2,500
    8.27                10,000              3.27             8.27               2,500
  ------              --------              ----            -----             -------
 $  7.40               339,122              1.87           $ 7.46             235,472
  ======               =======              ====            =====             =======


     Under the Company's 1992 Incentive Stock Option Plan, officers and key employees were granted options to purchase shares of common stock at the market price at the date of grant. Options became exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options were fully exercisable. There are no options outstanding under the 1992 ISOP. The Plan expired in July 2002.
     In July 1997, the stockholders adopted the 1997 Equity Compensation Plan ("ECP"), which will expire in July 2007. The ECP provides for grants of stock options, restricted stock, and stock appreciation rights to selected employees, key advisors who perform valuable services, and directors of the Company. In addition, the ECP provides for grants of performance units to employees and key advisors. The ECP, as amended by shareholders in August 2000 and June 2001, authorizes up to 1,012,500 shares of common stock for issuance pursuant to the terms of the plan. Under the Company's ECP, officers, directors, and key employees have been granted options to purchase shares of common stock at the market price at the date of grant. The Company recognizes compensation expense on options granted to non-employee directors. To date, the effect of options granted to non-employee directors has been immaterial. Options become exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options are fully exercisable. As of December 31, 2003, 339,122 options are outstanding under the plan, and all options have a term of five years.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(6)   Employee Benefit Plans
---   ----------------------

     The Company maintains a defined benefit plan for employees covered by its collective bargaining agreement. Retirement benefits are based on the employee's years of service multiplied by the appropriate monthly benefit amount. Employee compensation does not impact pension benefits. The Company's policy is to fund plans in compliance with applicable laws and regulations. Assets of the Company's defined benefit plans are primarily invested in publicly traded common stocks, corporate and government debt securities, mutual funds, and cash or cash equivalents
     The benefit obligations for the Company's defined benefit plans were (in thousands):

                                                              2003                     2002
                                                       --------------------    ---------------------
Change in benefit obligations:
Benefit obligation at beginning of year.............         $ 1,526                   3,193
Service cost (excluding administrative expenses)....              88                      71
Interest cost.......................................              60                     216
Actuarial loss......................................             197                     756
Benefits and expenses paid..........................          (1,179)                 (2,710)
                                                               -----                   ------
Benefit obligation at end of year...................         $   692                   1,526
                                                               =====                   =====


    The fair value of the plan assets of the Company's defined benefit plans follows (in thousands):

                                                              2003                     2002
                                                       --------------------    ---------------------

Change in plan assets:
Fair value of plan assets at beginning of year......         $ 1,730                   4,045
Actual return on plan assets........................              49                     328
Employer contribution...............................             112                      67
Expenses............................................             (35)                      -
Benefits paid.......................................          (1,144)                 (2,710)
                                                               -----                   -----
Fair value of plan assets at end of year............         $   712                   1,730
                                                               =====                   =====

    Prepaid pension asset (accrued pension liability) included in the Company's balance sheets were (in thousands):

                                                              2003                     2002
                                                       --------------------    ---------------------

Reconciliation to balance sheets:
Funded status:
Plan assets in excess of benefit obligation.........         $    20                     204
Unrecognized net actuarial loss (gain)..............             152                    (233)
Unrecognized net obligation.........................             (11)                    (13)
Unrecognized prior service costs....................               5                       6
                                                               -----                   -----
Prepaid pension asset (accrued pension
  liability) recognized in the Company's
  balance sheets....................................        $    166                     (36)
                                                               =====                   =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(6)   Employee Benefit Plans (Continued)
---   ----------------------

     Amounts recognized in the Company's balance sheets were (in thousands):

                                                              2003                     2002
                                                       --------------------    ---------------------
Prepaid (accrued) pension cost......................        $  166                     (36)
Accrued benefit liability...........................             -                       -
Accumulated other comprehensive income..............             -                       -
                                                               ---                     ---
Net amount recognized...............................        $  166                     (36)
                                                               ===                     ===


     The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over 30 years. The net periodic pension expense (benefit) and total pension expense (benefit) for the years ended December 31, 2003, 2002, and 2001 includes the following components (in thousands):

                                                  2003                2002                2001
                                            ----------------   -----------------   -----------------
Service cost-benefits earned during
  the period.............................       $    88                 71                 182
Interest cost on projected benefit
   obligation............................            60                216                 216
Expected return on plan assets -
   increase..............................           (91)              (302)               (277)
Amortization of net asset................             -                  -                  (1)
Amortization of prior service cost.......             -                  -                  60
Recognized net actuarial gain............            (2)               (86)               (187)
                                                  -----              -----               -----
Net periodic pension expense
   (benefit).............................            55               (101)                 (7)
Curtailment cost (settlement credit).....          (144)              (859)                562
                                                  -----              -----               -----
Total pension expense (benefit)..........       $   (89)              (960)                555
                                                  =====              =====               =====


     The weighted average rates and actuarial assumptions used to develop the net periodic pension expense (benefit) and the projected benefit obligation for the plans were:

                                           2003                  2002                  2001
                                   --------------------  -------------------   --------------------
Discount rate....................          6.5%             5.32% and 7.0%        7.0% and 7.25%
Expected long-term rate of
   return on plan assets.........          8.0%             8.0% and 8.50%        8.0% and 8.50%


     The expected long-term rate of return on assets was developed through analysis of historical market returns, current market conditions, the plans past experience, and the general mix of assets held by the plans.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(6) Employee Benefit Plans (Continued)
--------------------------

     The plans weighted-average target allocation and asset allocations by asset category are as follows (in thousands):

                                               Target
                                            Allocations             2003                  2002
                                        ------------------   ------------------    ------------------
Asset Category:
   Equity securities................             60%                  48%                   11%
   Fixed income securities..........             35%                  42%                    8%
   Cash and equivalents.............              5%                  10%                   81%
                                                ---                  ---                   ---
      Total.........................            100%                 100%                  100%
                                                ===                  ===                   ===


     The primary investment objective of the plans is to ensure, over the long-term life of the plans, an adequate pool of assets to support the benefit obligations to participants, retirees, and beneficiaries. A secondary objective of the plans is to achieve a level of investment return consistent with a prudent level of portfolio risk that will minimize the financial impact of the plans on the Company.

     The Company operates a number of defined contribution plans for employees. The plans contain a Company match feature and one plan also contains provisions for profit sharing contributions in the form of cash as determined annually by the Board of Directors. Total expense for these plans was $151,000, $157,000, and $199,000 for the years ended December 31, 2003, 2002, and 2001, respectively.


(7)   Income Taxes
---   ------------

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                           For the Year          For the Year         For the Year
                                              Ended                 Ended                Ended
                                           December 31,          December 31,         December 31,
                                               2003                  2002                 2001
                                        ------------------   ------------------    ------------------
Federal  - current..................         $ 1,982               (1,146)                 (510)
         - deferred.................            (214)               1,326                   322
                                               -----                -----                 -----
                                               1,768                  180                  (188)
                                               -----                -----                 -----

State    - current..................             388                   22                    32
         - deferred.................             265                   63                  (109)
                                               -----                -----                 -----
                                                 653                   85                   (77)
                                               -----                -----                 -----

Foreign  - current..................               3                    2                     8
                                               -----                -----                 -----
                                             $ 2,424                  267                  (257)
                                               =====                =====                 =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(7)   Income Taxes (Continued)
---   ------------

     The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                           For the Year          For the Year         For the Year
                                               Ended                Ended                Ended
                                           December 31,          December 31,         December 31,
                                                2003                 2002                 2001
                                        ------------------    -----------------    ------------------
Computed tax expense (benefit)
   at statutory rate of 34%.........        $  2,111                   316                 (108)
Increase (reduction) in taxes
   resulting from:
     State income taxes, net of
       federal benefit..............             431                    56                  (51)
     Equity in income of joint
       venture and dividend
       received deduction from
       joint venture distribution...            (272)                 (109)                (139)

     Miscellaneous items............             154                     4                   41
                                               -----                 -----                -----
                                            $  2,424                   267                 (257)
                                               =====                 =====                =====


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below (in thousands):

                                                               December 31,         December 31,
                                                                  2003                 2002
                                                            -----------------    -----------------
Deferred tax assets:
   Net operating and built-in loss carryforward
     (federal loss of $173 expires through 2007)..........        $   188                  529
   Capital loss carryforward..............................              -                  168
   Inventories............................................            298                  363
   Accrued restructuring costs............................             26                   73
   Accrued warranty costs.................................            355                  343
   Accrued pension costs..................................              -                   20
   Accrued settlement costs...............................            420                    -
   Accruals for other expenses, not yet deductible for
     tax purposes.........................................            741                  536
   Interest rate swap.....................................              -                  157
                                                                    -----                -----
       Total gross deferred tax assets....................          2,028                2,189
                                                                    -----                -----

Deferred tax liabilities:
   Plant and equipment, principally due to differences in
     depreciation.........................................           (159)                (190)
   Amortization...........................................         (1,854)              (1,305)
   Investment in SI/BAKER joint venture...................              -                 (472)
   Other..................................................           (165)                (164)
                                                                   ------                -----
       Total gross deferred tax liabilities...............         (2,178)              (2,131)
                                                                   ------                -----
       Net deferred tax assets (liabilities)..............        $  (150)                  58
                                                                   ======                =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements )


(7)   Income Taxes (Continued)
---   ------------

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2003.


(8)   Contingencies
---   -------------

     In July 2003, a competitor filed an action against the Company in the United States District Court for the District of New Jersey alleging that certain of the Company's products infringed patents held by the competitor and also asserting claims for breach of contract, unjust enrichment, unfair competition, tortious interference with prospective economic advantage, and violation of New Jersey's consumer fraud act as a result of alleged improper use of the competitor's trade secrets, technology, and other proprietary information. Based on these allegations, the competitor was seeking monetary damages and injunctive relief against the Company.
     In February 2004, a settlement was reached between the Company and the competitor. Under the settlement, the competitor dismissed the action and agreed that the Company's products involved in the litigation are immune from suit for infringement of any of the competitor's intellectual property rights. In exchange, Paragon agreed to dismiss its counterclaims and paid the competitor $1,125,000. Total costs associated with the litigation recognized during 2003, inclusive of settlement costs and legal costs, were $1,375,000.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.


(9)   Commitments and Related Party Transactions
---   ------------------------------------------

     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $33,283 (with annual increases of 2.5%), which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment by Ermanco of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004. The Company is in the process of negotiations to extend the term of the lease and modify the monthly rental payments. The Company paid $395,000, $394,000, and $394,000 in the years ended December 31, 2003, 2002, and
2001, respectively, under this leasing arrangement.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(9)   Commitments and Related Party Transactions (Continued)
---   ------------------------------------------

     In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $17,188 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008. The sales-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The remaining gain of $826,000 was deferred and is being recognized as a reduction in rent expense over the term of the lease. During 2003, $138,000 of the deferred gain was recognized.
     The Company also leases certain automobiles and office equipment, computer equipment, and software under various operating leases with terms extending through September 2007.
     Total rental expense, including short-term leases, in the years ended December 31, 2003, 2002, and 2001 approximated $718,000, $555,000, and $584,000, respectively.
     Future minimum rental commitments at December 31, 2003 are as follows (in thousands):
                                                      Operating Leases
                                                    --------------------

   2004............................................       $   631
   2005............................................           282
   2006............................................           228
   2007............................................           234
   2008............................................            34
                                                            -----
     Total ........................................       $ 1,409
                                                            =====

     The Company has an employment agreement with Leon C. Kirschner, a director of the Company and President of Ermanco Incorporated. The employment agreement entitles Mr. Kirschner to receive annual compensation during the term of the employment agreement, participate in a bonus plan, plus usual and customary fringe benefits associated with being an employee of the Company. Under certain circumstances, the employment agreement provides for post termination severance payments.
   See Note 11 of Notes to Consolidated Financial Statements for transactions related to the Company's former SI/BAKER joint venture.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(10)  Cash Flow Information
----  ---------------------

   Supplemental disclosures of cash flow information for the years ended December 31, 2003, 2002, and 2001, are as follows (in thousands):

                                              For the Year       For the Year       For the Year
                                                 Ended              Ended              Ended
                                              December 31,       December 31,       December 31,
                                                  2003               2002               2001
                                            ---------------     ---------------    ----------------
Supplemental disclosures of cash
  flow information:
     Cash paid (received) for:
       Interest..........................       $    456                761             1,030
                                                   =====              =====             =====

       Income taxes......................       $    720               (667)              195
                                                   =====              =====             =====

Supplemental disclosures of
  noncash investing and financing
  activities:
     Equity impact from exercise of
       non-qualified stock options.......       $     40                  -                 -
                                                   =====              =====             =====

     Withholding of common shares
       for income tax withholding
       obligations arising from
       exercise of non-qualified
       stock options.....................       $    (31)                 -                 -
                                                   =====              =====             =====

     Receivable associated with the
       divestment of a joint venture.....       $      -                  -               125
                                                   =====              =====             =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)

(11)  Joint Ventures
----  --------------

   On September 19, 2003, the Company sold its entire ownership interest in its SI/BAKER joint venture. Prior to the sale, the Company had entered into various transactions with its former SI/BAKER joint venture as follows:

                                                                                    December 31,
                                                                                        2002
                                                                                  ------------------
SI/BAKER, INC., 50% owned by the Company:
Balance Sheets data (in thousands):
   Amount included in notes and other receivables...............................     $    69
   Amount included in costs and estimated earnings in
     excess of billings.........................................................           1
   Investment in the Company's former SI/BAKER
     joint venture..............................................................       1,325


                                                        2003               2002               2001
                                                  ----------------  -----------------   ----------------
Statements of Operations Data (in thousands):
     Systems and services sold under
       various subcontracts................            $  62              $ 194                876
     Reimbursement for administrative and
       other services provided.............                9                 24                 55
     Royalty income........................              226                167                243


   Information pertaining to the Company's former investment in its SI/BAKER joint venture is as follows (in thousands):

Balance at December 31, 2001.........................................................  $ 1,667
Equity in net earnings...............................................................       58
Cash dividends.......................................................................     (400)
                                                                                         -----
Balance at December 31, 2002.........................................................    1,325
Equity in net earnings...............................................................      256
Cash dividends.......................................................................   (1,000)
Sale of the Company's 50% investment in the
   SI/BAKER joint venture............................................................     (581)
                                                                                         -----
Balance at December 31, 2003.........................................................  $     -
                                                                                         =====


   Summary financial information and operating results prior to the sale of the Company's former SI/BAKER joint venture are set forth in the following table (in thousands):

                                                                                    December 31,
                                                                                       2002
                                                                                 -----------------
Current assets..................................................................     $  3,969
Property, plant and equipment, net..............................................          240
Current liabilities.............................................................        1,532
Long-term liabilities...........................................................           28
                                                                                       ------
Net assets......................................................................     $  2,649
                                                                                       ======


                                                  2003               2002                2001
                                           -----------------   ----------------   ------------------
  Net sales..............................        $ 11,279             8,329             12,139
                                                   ======             =====             ======

  Net earnings...........................        $    513               116              1,257
                                                   ======             =====             ======

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(11)  Joint Ventures (Continued)
----  --------------

   Operations of the SI-Egemin joint venture were not material to the Company during the year ended December 31, 2001. The Company divested of its investment in the SI-Egemin joint venture at the end of calendar year 2001.


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

For the year ended
December 31, 2003:                                    SI Systems            Ermanco        Total
-----------------                              ------------------------  -------------  -----------
Sales........................................          $ 12,083              25,212       37,295
Earnings before interest expense,
  interest income, equity in income of
  joint venture, gain on sale of
  SI/BAKER joint venture, gain on
  disposition of property, plant and
  equipment, and income taxes................               120                 178          298
Gain on sale of SI/BAKER joint venture.......             4,901                   -        4,901
Gain on disposition of property, plant
  and equipment..............................             1,354                   -        1,354
Total assets.................................             5,263              28,511       33,774
Capital expenditures.........................                76                 161          237
Depreciation and amortization expense........               139                 333          472


For the year ended
December 31, 2002:                                   SI Systems            Ermanco        Total
-----------------                              ------------------------  -------------  -----------
Sales........................................          $ 14,906              23,318       38,224
Earnings (loss) before interest expense,
  interest income, equity in income of joint
  venture, and income taxes..................             2,248                (442)       1,806
Total assets.................................             9,046              27,657       36,703
Capital expenditures.........................                64                 211          275
Depreciation and amortization expense........               233                 428          661


For the year ended
December 31, 2001:                                   SI Systems            Ermanco        Total
-----------------                              ------------------------  -------------  -----------
Sales........................................          $ 19,008              31,744       50,752
Earnings (loss) before interest expense,
  interest income, equity in income of joint
  ventures, and income taxes.................              (750)                935          185
Total assets.................................            10,660              30,683       41,343
Capital expenditures.........................               128                 564          692
Depreciation and amortization expense........               323                 851        1,174


   All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States. International sales were $2,865,000, $1,682,000, and $5,325,000 for the years ended December 31, 2003,
2002, and 2001, respectively.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(13)  Quarterly Financial Information (Unaudited)
----  ------------------------------------------

       Selected Quarterly Financial Data
       ---------------------------------
       (In thousands, except per share amounts)


  For the Year Ended                             First        Second        Third        Fourth
  December 31, 2003                             Quarter       Quarter      Quarter       Quarter
  -----------------                             -------       -------      -------       -------
  Net sales.................................   $   8,564       10,983        8,742         9,006
  Gross profit on sales.....................   $   2,204        2,924        2,234         2,086
  Net earnings (loss).......................   $   1,011          617        2,412          (255)
  Basic earnings (loss) per share...........   $     .24          .14          .56          (.06)
  Diluted earnings (loss) per share.........   $     .23          .14          .55          (.06)


  For the Year Ended                             First        Second        Third        Fourth
  December 31, 2002                             Quarter       Quarter      Quarter       Quarter
  -----------------                             -------       -------      -------       -------
  Net sales.................................   $  10,752        9,908        9,010         8,554
  Gross profit on sales.....................   $   2,889        2,486        1,891         2,007
  Net earnings (loss).......................   $     343          123         (402)          599
  Basic earnings (loss) per share...........   $     .08          .03         (.09)          .14
  Diluted earnings (loss) per share.........   $     .08          .03         (.09)          .13


  For the Year Ended                             First        Second        Third        Fourth
  December 31, 2001                             Quarter       Quarter      Quarter       Quarter
  -----------------                             -------       -------      -------       -------
  Net sales.................................   $  13,930       12,221       12,796        11,805
  Gross profit on sales.....................   $   3,593        3,063        3,297         2,472
  Net earnings (loss).......................   $     126         (808)         469           151
  Basic earnings (loss) per share...........   $     .03         (.19)         .11           .04
  Diluted earnings (loss) per share.........   $     .03         (.19)         .11           .04

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY                            Schedule II
                                                                     -----------
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2002, and 2001
  (In thousands)


                                                     Additions
                                        Balance      Charged to
                                          at           Costs                      Balance
                                       Beginning        and                        at End
                                        of Year       Expenses      Deductions    of Year
                                       ----------    -----------    ----------    -------
Allowance for doubtful
accounts:

   Year ended
     December 31, 2003...............    $ 221           44               -         265
                                           ===          ===             ===         ===
   Year ended
     December 31, 2002...............    $  54          171               4         221
                                           ===          ===             ===         ===
   Year ended
     December 31, 2001...............    $  54           20              20          54
                                           ===          ===             ===         ===

Item 9.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure
           --------------------

     None.


Item 9A.   Controls and Procedures
--------   -----------------------

     (a) An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms.
     (b) There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III
                                    --------

Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

     Information concerning the Company's directors is as follows:

               Name, Other Positions or Offices With The Company                   Director
                  and Principal Occupation for Past Five Years                      Since     Age
--------------------------------------------------------------------------------  ---------- -----
L. Jack Bradt..................................................................     1958      76
L. Jack Bradt was the founder in 1958 and for 30 years  President  and CEO of SI
   Handling Systems, Inc., renamed Paragon Technologies,  Inc. shortly after the
   Company  acquired  Ermanco  Incorporated.   Mr.  Bradt  has  continued  as  a
   director of the Company  since its  inception.  He is active as a director in a number of local,  state, and national  organizations  involved in business, education, human services, and government.

Leon C. Kirschner..............................................................     1999      63
Leon C.  Kirschner is the Chief  Operating  Officer of the Company and President
   of Ermanco Incorporated since 1983.

Theodore W. Myers..............................................................     2002      60
Theodore  W.  Myers is the  Chairman  of the Board of the  Company.  Mr.  Myers
   retired from Tucker Anthony Sutro, an investment banking firm, where he was
   First Vice President and Branch Manager of the Phillipsburg, New Jersey
   satellite office, where he served from 1991 to 2000.

--------   --------------------------------------------------


               Name, Other Positions or Offices With The Company                   Director
                  and Principal Occupation for Past Five Years                      Since     Age
--------------------------------------------------------------------------------  ---------- -----
Anthony W. Schweiger...........................................................     2001      62
Anthony  W.  Schweiger  is  President  and CEO of The  Tomorrow  Group,  LLC, a
   governance and management consultancy. He is also a principal of
   e-brilliance, LLC, a software and IT education consultancy. Mr. Schweiger's business experience includes governance oversight, capital market management, risk management, technology, and strategic planning. Since 1992, he has been a director and Governance Chair of Radian Group Inc., a NYSE traded global provider of credit enhancement products. He also serves on Radian's Audit and
   Executive Committees. He has also been an investor and director of Input
   Technologies, LLC, a supplier of human-to-machine interface products and services since February 1998. In his capacity as a consultant, Mr. Schweiger advises various service and technology businesses on governance, operational, and strategic issues.

Steven Shulman.................................................................     1999      63
Steven Shulman has been an investment banker through his wholly-owned  company,
   The Hampton Group, and Latona  Associates,  Inc. where he serves as Managing
   Director.  Currently,  Mr.  Shulman  is  a  shareholder  and  director  in a diversified  group  of  companies,  including  Transportation  Technologies,
   Inc., TNP Enterprises,  Inc., Terrace Food Group, Inc., PlasmaSol Corp., The
   General Chemical Group Inc., C3i Inc.,  Beacon Capital  Partners,  Inc., and
   Ark  Restaurants  Corp.  In addition,  he serves as Chairman of Terrace Food
   Group,  Inc.  Mr.  Shulman  serves as Vice  Chairman of the Board of Stevens
   Institute  of  Technology.  Mr.  Shulman  was  also a  director  of  Ermanco
   Incorporated  at the time of its acquisition by the Company on September 30,
   1999.

Leonard S. Yurkovic............................................................     2002      66
Leonard S.  Yurkovic  returned to the Company as  President  and CEO in October
   2003 and is also the Vice Chairman of the Board of the Company. Mr. Yurkovic
   started with the Company in 1979 as Vice President - Finance. Throughout the
   1980s, Mr. Yurkovic was appointed to several executive-level positions at the
   Company, having been named President and Chief Operating Officer in 1985,
   Managing Director of European Operations in 1987, and then President and
   Chief Executive Officer in 1988. Mr. Yurkovic originally retired from the
   Company as CEO and a member of the Board of Directors in 1999.

--------   --------------------------------------------------


     The names, ages, and offices with the Company of its executive officers are as follows:

          Name               Age                                Office
          ----               ---                                ------
Leonard S. Yurkovic           66      President and Chief Executive Officer, Director
Leon C. Kirschner             63      Chief Operating Officer, President - Ermanco, Director
Ronald J. Semanick            42      Vice President - Finance, Chief Financial Officer,
                                         Treasurer and Secretary
Gordon A. Hellberg            50      Vice President - Sales, Vice President - Sales of Ermanco
                                         Incorporated


     Information regarding Messrs. Yurkovic and Kirschner is provided above.
     Mr. Semanick was appointed Vice President - Finance, Chief Financial Officer, and Treasurer of the Company on May 10, 2000, and was appointed Secretary of the Company by the Board of Directors on July 13, 1994. Previously, Mr. Semanick held the positions of Controller, Manager of Financial Accounting, Senior Financial Accountant, and Financial Accountant. Prior to joining the Company in 1985, Mr. Semanick was employed as a Certified Public Accountant by Arthur Andersen & Company of Philadelphia, Pennsylvania. Mr. Semanick received a Bachelor's Degree in Accounting from Moravian College and his MBA in Finance from Wilkes University.
     Mr. Hellberg was appointed Vice President - Sales of the Company on March 10, 2004, and has served Ermanco in various management positions since 1987, including Vice President - Sales. Mr. Hellberg received his B.S. in Engineering from Western Michigan University.



           SECTION 16(a) -- BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
           ----------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. Based solely on our review of those documents received by us, and written representations, if any, received from reporting persons with respect to the filing of reports on Forms 3, 4, and 5, we believe that all filings required to be made by the reporting persons for the year ended December 31, 2003 were made on a timely basis.

                        --------------------------------

Audit Committee
---------------
     The Audit Committee consists of three directors, Messrs. Bradt, Myers, and Schweiger, all of whom are "independent" as defined by the rules of the Securities and Exchange Commission and American Stock Exchange. The Board of Directors has determined that the Audit Committee does not currently have a member who qualifies as an "audit committee financial expert" as defined in regulations of the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002. Although no one member of the Audit Committee appears to meet all of the requirements of the definition of "audit committee financial expert", the Board of Directors believes that the members of the Audit Committee collectively possess the required attributes concerning the understanding of accounting principles generally accepted in the United States and financial statements, the application of such principles in connection with accounting for estimates, accruals and reserves, the understanding of internal control over financial reporting and the understanding of Audit Committee functions.

--------   --------------------------------------------------


Code of Conduct
---------------
     The Company has a Code of Business Conduct and Ethics, which is attached as
Exhibit 14 to this annual report and can be viewed on the Company's website at www.ptgamex.com. The Company requires all employees, officers, and directors to adhere to this Code in addressing the legal and ethical issues encountered in conducting their work. The Code of Business Conduct and Ethics requires that the Company's employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in the Company's best interest. The Company's Code of Business Conduct and Ethics is intended to comply with Item 406 of the SEC's Regulation S-K and the rules of the American Stock Exchange.
     The Code of Business Conduct and Ethics includes procedures for reporting violations of the Code, which are applicable to all employees. The Sarbanes-Oxley Act of 2002 requires companies to have procedures to receive, retain, and treat complaints received regarding accounting, internal accounting controls, or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Code of Business Conduct and Ethics also includes these required procedures.

                        --------------------------------

Item 11.   Executive Compensation
--------   ----------------------

     Set forth below is certain information relating to compensation received by the Company's Chief Executive Officer and other executive officers (the "Named Executive Officers") of the Company.

                           Summary Compensation Table
                           --------------------------

                                                                          Long
                                                                          Term
                                                                          Comp.
                                                                         Awards
                         Fiscal                           Other Annual    Stock     All Other
                          Year       Salary      Bonus    Compensation   Options   Compensation
  Name and Position      Ended       ($)(1)       ($)        ($)(2)       (#)(3)      ($)(4)
--------------------     --------   ---------   -------   ------------   -------   ------------
Leonard S. Yurkovic      12/31/03    $ 48,960   $     -      $2,215            -     $  7,894
   President and         12/31/02           -         -           -       10,000            -
   Chief Executive       12/31/01           -         -           -            -            -
   Officer (5)

William R. Johnson       12/31/03     197,880         -       7,754            -      364,489
   President and         12/31/02     265,200         -       9,600            -        9,021
   Chief Executive       12/31/01     265,200         -       6,788       40,000        9,980
   Officer (6)

Leon C. Kirschner        12/31/03     260,545         -       9,600            -        2,000
   Chief Operating       12/31/02     272,328         -       8,800            -        2,000
   Officer and           12/31/01     265,277     3,928       8,063       25,000       54,209
   President of
   Ermanco
   Incorporated

Ronald J. Semanick       12/31/03     112,236         -       9,969            -        4,843
   Vice President -      12/31/02     115,000         -       9,600            -        4,452
   Finance, Chief        12/31/01     105,000    27,247       6,788        5,000        4,185
   Financial Officer,
   and Treasurer







Item 11.   Executive Compensation (Continued)
--------   ----------------------------------


Summary Compensation Table (Continued)
--------------------------

(1)    This column includes employee pre-tax contributions to the Company's 401
       (k) Retirement Savings Plans.

(2) This column consists of an auto allowance for the business usage of personal automobiles for Messrs. Yurkovic, Johnson, and Semanick, and also automobile benefits for Mr. Kirschner. Effective September 14, 2001, the monthly auto allowance for Messrs. Johnson and Semanick is $800. Prior to September 14, 2001, the monthly auto allowance for Messrs. Johnson and Semanick was $410.

(3) Options become exercisable in increments of 25% on the anniversary date of the grant. Thus at the end of four years the options are fully exercisable. All options have a term of five years.

(4) This column includes the amounts expensed for financial reporting purposes for Company contributions to the Company's 401(k) Retirement Savings Plans pertaining to basic, matching, and profit sharing contributions for all Named Executive Officers. This column includes meals and lodging expenses of $6,262 for Mr. Yurkovic while away from his Maryland residence and working at the Company's headquarters in Easton, Pennsylvania. This column includes compensation in accordance with Mr. Johnson's Separation Agreement and Release as discussed below. This column includes the cost of supplemental health insurance and supplemental disability insurance plans for Mr. Kirschner. Pursuant to the supplemental health insurance and disability insurance plans, Mr. Kirschner received benefits in the amounts of $0, $0, and $52,509 for the years ended December 31, 2003, 2002, and 2001, respectively.

(5) Mr. Yurkovic became President and Chief Executive Officer of the Company in October 2003. His fiscal year 2003 compensation represents compensation from October 2003 through December 2003.

(6) The Company entered into a Separation Agreement and Release (the "Agreement") with Mr. Johnson whereby the Company agreed to provide Mr. Johnson with compensation and other contractual benefits pursuant to the terms of Mr. Johnson's Amended and Restated Executive Employment Agreement (the "Employment Agreement") dated October 1, 2001. In consideration for entering into the Agreement, Mr. Johnson received a payment of $356,203 less applicable tax withholdings.

--------   ----------------------


Stock Options Granted to Named Executive Officers During The Year Ended December 31, 2003.

There were no options for the purchase of the Company's common stock awarded to the Named Executive Officers during the year ended December 31, 2003.


Stock Options Exercised During The Year Ended December 31, 2003 and Held by Named Executive Officers as of December 31, 2003.

     The following table sets forth certain information regarding options for the purchase of the Company's common stock that were exercised and/or held by the Company's Named Executive Officers during the year ended December 31, 2003.

         Aggregated Option Exercises in the Year Ended December 31, 2003
                           and Year-End Option Values
                           --------------------------

                                                           Number of            Value of
                                                        Shares Covered        Unexercised
                                 # of                   By Unexercised        In-The-Money
                                Shares                    Options at           Options at
                               Acquired                December 31, 2003    December 31, 2003
                                  On         Value        Exercisable/         Exercisable/
          Name                 Exercise    Realized      Unexercisable        Unexercisable
-------------------          -----------   --------    -----------------    -----------------
Leonard S. Yurkovic              -         $     -        2,500/7,500        $ 3,950/11,850

William R. Johnson            29,769 (1)    104,672          - / -                - / -

Leon C. Kirschner                -                -       75,000/25,000        170,859/63,203

Ronald J. Semanick             5,078 (2)     20,845       18,172/8,750         49,358/26,594

(1) On June 16, 2003, Mr. Johnson acquired 29,769 shares of common stock, net of 3,109 shares withheld for the payment of applicable taxes, by exercising 32,878 options to obtain the shares.

(2) On June 16, 2003, Mr. Semanick acquired 5,078 shares of common stock by exercising 5,078 options to obtain the shares.

Employment Agreement with Leon C. Kirschner
-------------------------------------------
     The Company entered into an employment agreement with Leon C. Kirschner, a former stockholder of Ermanco Incorporated, on October 1, 1999. In accordance with the employment agreement, Mr. Kirschner was appointed as Corporate Vice President and a director of the Company and President of Ermanco Incorporated. On June 25, 2001, Mr. Kirschner was appointed Chief Operating Officer of the Company. The employment agreement was amended and restated effective August 28, 2002. Terms of the employment agreement include a base salary of $272,328 per year. The employment agreement entitles Mr. Kirschner to participate in the Company's Management Incentive Plan that provides for the opportunity to receive a bonus based upon the achievement of goals as defined for each fiscal year by the Board of Directors. Effective January 6, 2003, Mr. Kirschner's salary was temporarily reduced by 10% to $245,095 per last year as part of a cost reduction initiative. Effective June 30, 2003, Mr. Kirschner's annual salary was adjusted to $258,712 and, effective October 13, 2003, Mr. Kirschner's annual salary was restored to $272,328.
     Under the terms of the employment agreement, Mr. Kirschner shall perform his duties and responsibilities at the Company's Spring Lake, Michigan facility or at such other location in western Michigan as may be established from time to time by the President and CEO of the Company.

Item 11.   Executive Compensation
--------   ----------------------


Employment Agreement with Leon C. Kirschner (Continued)
-------------------------------------------
     The Company has the right to terminate Mr. Kirschner's employment with or without cause. Cause is defined as any material breach of the employment agreement, disloyalty to the Company, willful misconduct, and conviction of a felony or other criminal act. Mr. Kirschner has the right to terminate the employment agreement voluntarily by giving the Company written notice of such termination no less than 180 days prior to the effective date of the termination. The employment agreement may also be terminated upon a change in control of the Company. The employment agreement provides for severance benefits that allow Mr. Kirschner to receive his salary for a period of 18 months plus a lump sum payment in an amount equal to one and one-half times the average of the bonus paid for the two (2) fiscal years preceding the year in which the termination becomes effective in the event of termination upon a change of control. In the event of termination without cause, the employment agreement also provides for severance benefits that allow Mr. Kirschner to receive his salary and health insurance coverage for a period of one year following effective date of the termination.
     Other benefits normally made available by the Company to executive officers, including participation in a health plan, retirement savings plan, and receipt of automobile benefits are also made available to Mr. Kirschner under the employment agreement.

Separation Agreement and Release with William R. Johnson
--------------------------------------------------------
     The Company entered into a Separation Agreement and Release (the "Agreement") with Mr. Johnson whereby the Company agreed to provide Mr. Johnson with compensation and other contractual benefits pursuant to the terms of Mr. Johnson's Amended and Restated Executive Employment Agreement (the "Employment Agreement") dated October 1, 2001. As part of the Agreement, Mr. Johnson and the Company mutually agreed that the Employment Agreement terminated effective October 1, 2003 thereby terminating Mr. Johnson's employment relationship and all other positions with the Company, and Mr. Johnson also released the Company from any and all claims for wages and benefits including, without limitation, salary, stock options, severance pay, vacation pay, bonuses, and other employment-related claims. In consideration for entering into the Agreement, Mr. Johnson received a payment of $356,203 less applicable tax withholdings. In the event Mr. Johnson elects continuing COBRA health coverage, the Company shall reimburse Mr. Johnson for his premiums for COBRA continued health benefits coverage through October 1, 2004. In addition, in the event the Company wishes to consult with Mr. Johnson concerning his former areas of responsibility within the Company, the Company shall pay Mr. Johnson $1,250 per day for such consultancy plus actual travel expenses.

                        --------------------------------

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

Item 11.   Executive Compensation
--------   ----------------------


Compensation of Directors (Continued)
-------------------------

     Effective May 6, 2003, the Chairman of the Audit Committee receives an annual retainer of $5,000, and directors are paid for serving on Committees of the Board of Directors. Committee members receive a fee of $250 for each Committee Meeting held by telephone conference, a fee of $250 for each Committee Meeting held in conjunction with a Board Meeting, and a fee of $1,500 for each Committee Meeting except those held in conjunction with a Board Meeting. Effective July 1, 2003, the Chairman of the Board of Directors receives an annual retainer of $24,000. Effective October 13, 2003, non-employee directors receive an annual retainer of $12,000, a fee of $1,500 for each Board Meeting attended, and a fee of $250 for each Board meeting held by teleconference. Directors will continue to receive a fee of $600 per day for all Company-related activities undertaken at the request of the Chairman of the Board or the Chief Executive Officer of the Company, and a fee of $300 per interview for all Company-related activities undertaken in connection with interviewing qualified candidates to fill vacancies in key positions within the Company. Directors are also reimbursed for their customary and usual expenses incurred in attending Board and Committee Meetings including those for travel, food, and lodging.
     The Company permits its directors, at their election, to defer receipt of payment of directors' fees. During the year ended December 31, 2003, $15,650 of directors' fees was deferred. Deferred directors' fees accrue interest at the prime rate of interest charged by the Company's principal bank or may be invested in units equivalent to shares of common stock of the Company. During the year ended December 31, 2003, there were no distributions under the Directors' Deferred Compensation Plan.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is currently comprised of Mr. Shulman, Chairman, and Messrs. Bradt and Schweiger. Mr. Bradt was formerly the CEO of the Company. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. Mr. Shulman is a party to certain transactions with the Company as described in Item 13. Certain Relationships and Related Transactions.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------
           and Related Stockholder Matters
           -------------------------------


     The following table sets forth certain information as of March 10, 2004 (unless otherwise noted) regarding the ownership of common stock (i) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) by each director or nominee of the Company, (iii) by the executive officers of the Company named in the Summary Compensation Table, and (iv) by all current executive officers and directors of the Company as a group. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                               Right to
                                              Number of         Acquire Under
                                                Shares             Options           Percentage
                                             Beneficially        Exercisable          of Class
Beneficial Owner                                Owned          Within 60 Days           (1)
----------------                            -------------     ----------------      ------------

Emerald Advisers, Inc. (2)................     1,199,510                -              28.04%
   1703 Oregon Pike
   Suite 101
   Lancaster, PA  17601

L. Jack Bradt (3).........................       312,324            7,500               7.46%
   10 Ivy Court
   Easton, PA  18045

Leon C. Kirschner.........................       180,387           81,250               6.00%

Theodore W. Myers (4).....................        26,200            5,000                *

Anthony W. Schweiger .....................        30,000            5,000                *

Steven Shulman............................       169,109            7,500               4.12%

Leonard S. Yurkovic.......................        58,000            5,000               1.47%

Ronald J. Semanick........................         5,078           20,672                *

All current directors and
   executive officers as a group
   (8 persons) (3) (4) ...................       782,618          153,672              21.13%

-------------------------------------------
*Less than 1%.

(1) The percentage for each individual, entity or group is based on the aggregate number of shares outstanding as of March 10, 2004 (4,277,595) and all shares issuable upon the exercise of outstanding stock options held by each individual or group that are presently exercisable or exercisable within 60 days after March 10, 2004.

(2)  This information is presented in reliance on information disclosed in a
     Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2004.

(3) Includes 45,883 shares held by members of Mr. Bradt's immediate family. Mr. Bradt disclaims beneficial ownership of such shares.

(4) Includes 2,800 shares held by members of Mr. Myers' immediate family. Mr. Myers disclaims beneficial ownership of such shares.

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

                                         (a)                   (b)                    (c)
                                 --------------------  --------------------  -----------------------
                                                                                    Number of
                                                                                    securities
                                                                                    remaining
                                      Number of             Weighted-          available for future
                                  securities to be          average               issuance under
                                     issued upon            exercise                 equity
                                     exercise of            price of               compensation
                                     outstanding           outstanding                plans
                                       options,             options,                (excluding
                                       warrants             warrants           securities reflected
       Plan Category                  and rights           and rights              in column (a))
-------------------------------  --------------------  --------------------  -----------------------
Equity compensation
   plans approved by
   security holders..........           339,122              $  7.40                607,797
Equity compensation
   plans not approved by
   security holders..........                 -                    -                  2,239
                                        -------                 ----                -------
Total........................           339,122              $  7.40                610,036
                                        =======                 ====                =======

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

Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------


     To complete the acquisition of Ermanco on September 30, 1999, the Company issued $3,000,000 in subordinated promissory notes to the stockholders of Ermanco, including notes in the original principal amounts of $1,382,861 and $1,001,382 to Steven Shulman and Leon C. Kirschner, respectively. During 2003, the Company prepaid all of its outstanding subordinated debt. Both Mr. Shulman and Mr. Kirschner are directors of the Company, and Mr. Kirschner also serves as the president of Ermanco and Chief Operating Officer of the Company. Note 4 of the Notes to Consolidated Financial Statements provides additional information regarding the promissory notes issued to the fourteen stockholders of Ermanco, nine of whom continue to be employees of the Company.
     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $33,283 (with annual increases of 2.5%), which includes a variable portion based on the lessor's borrowing rate and the unpaid mortgage balance. The terms of the lease require the payment by Ermanco of all taxes, insurance, and other ownership related costs of the property. The lease expires on September 30, 2004. The Company is in the process of negotiations to extend the term of the lease and modify the monthly rental payments.
     The Company has an employment agreement with Leon C. Kirschner, a director of the Company and President of Ermanco Incorporated. The employment agreement entitles Mr. Kirschner to receive annual compensation during the term of the employment agreement, participate in a bonus plan, plus usual and customary fringe benefits associated with being an employee of the Company. Under certain circumstances, the employment agreement provides for post termination severance payments.


Item 14.   Principal Accountant Fees and Services
--------   --------------------------------------

     KPMG LLP ("KPMG") served as the Company's independent auditors for 2003 and 2002.

Audit Fees
----------
     KPMG's fees for professional services rendered in connection with the audit of financial statements included in the Company's Form 10-K and review of financial statements included in the Company's Forms 10-Q and all other SEC regulatory filings were $159,800 for 2003 and $132,800 for 2002.

Audit-Related Fees
------------------
     KPMG's fees for audit-related services were $10,000 for 2003 and $9,000 for 2002. These services were rendered in connection with audits of the Company's employee benefit plans.

Tax Fees
--------
     KPMG's fees for tax compliance and tax consultation services related to our annual federal and state tax returns with $80,850 for 2003 and $76,800 for 2002.

All Other Fees
--------------
     No other fees were charged by KPMG to the Company other than those referenced above.
     In accordance with our Audit Committee Charter, the Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to us by our independent auditors (subject to the de minimus exception for non-audit services contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended), all as required by applicable law or listing standards. The independent auditors and our management are required to periodically report to the Audit Committee the extent of services provided by the independent auditors and the fees associated with these services.

                                     PART IV
                                     -------


Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------   ----------------------------------------------------------------

(a) 1. Index to Consolidated Financial Statements Independent Auditors' Report Consolidated Financial Statements Consolidated Balance Sheets, December 31, 2003 and 2002
           Consolidated Statements of Operations for the years ended December
             31, 2003, 2002, and 2001
           Consolidated Statements of Stockholders' Equity for the years ended
             December 31, 2003, 2002, and 2001
           Consolidated Statements of Cash Flows for the years ended December
             31, 2003, 2002, and 2001
           Notes to Consolidated Financial Statements

     2.  Index to Financial Statement Schedule

         II Valuation and Qualifying Accounts

         All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     3.  Exhibits:
          2.1 Stock Purchase Agreement dated as of August 6, 1999 among SI Handling Systems, Inc., Ermanco Incorporated, and the stockholders of Ermanco Incorporated (incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarterly period ended August 29, 1999).
          2.2 Stock Purchase Agreement by and among McKesson Automation Systems, Inc., Paragon Technologies, Inc., and SI/BAKER, INC. dated September 19, 2003 (incorporated by reference to
                  Exhibit 2.2 on Form 8-K, filed on October 1, 2003).
          3.1 Articles of Incorporation of Paragon Technologies, Inc., a Delaware corporation (incorporated by reference to
                  Exhibit 3.1 on Form 8-K, filed on December 11, 2001).
          3.2     Bylaws of Paragon Technologies,  Inc., a Delaware corporation
                  (incorporated by reference to Exhibit 3.2 on Form 8-K,
                  filed on December 11, 2001).
          10.1 Executive Officer Incentive Plan* (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
          10.2 Directors' Deferred Compensation Plan* (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-8 [No. 333-10181]).
          10.3    1997 Equity Compensation Plan* (incorporated by reference to
                  Exhibit 10.7 to the Company's  Registration Statement on
                  Form S-8 [No. 333-36397]).
          10.4 Executive Employment Agreement with William R. Johnson dated March 29, 1999* (incorporated by reference to Exhibit
                  10.10 to Form 10-Q for the quarterly period ended May 30,
                  1999).
          10.5 Employment Agreement with Leon C. Kirschner* (incorporated by reference to Exhibit 10.11 to Form 8-K filed on October 15, 1999).
          10.6 Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.12 to Form 8-K filed on October 15,
                  1999).

                               -------


Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------   ----------------------------------------------------------------
           (Continued)

          10.7 Promissory Note related to the Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.13 to Form 8-K filed on October 15, 1999).
          10.8 First Amendment to Term Note and Loan Agreement dated March 30, 2000 (incorporated by reference to Exhibit 10.17 to
                  Form 10-Q, filed on May 15, 2000).
          10.9    Registration Rights Agreement (incorporated by reference to
                  Exhibit 10.1 to Form S-3, filed on July 5, 2000). 10.10 Amended and Restated Executive Employment Agreement with William R. Johnson dated October 1, 2001* (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2001).
          10.11 Amended and Restated Executive Employment Agreement with Leon C. Kirschner dated August 28, 2002* (incorporated by reference to Exhibit 10.23 to Form 10-Q, filed on November
                  14, 2002).
          10.12 Sixth Amendment to Line of Credit Note and Loan Agreement dated August 9, 2002 (incorporated by reference to Exhibit
                  10.24 to Form 10-Q, filed on November 14, 2002).
          10.13   Sixth Amendment to Promissory Note and Loan Agreement (Term
                  Loan) dated November 13, 2002 (incorporated by reference to
                  Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2002).
          10.14 Seventh Amendment to Line of Credit Note and Loan Agreement (Line of Credit) dated November 13, 2002 (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2002).
          10.15 Agreement of Sale between J. G. Petrucci Company, Inc. or its Assigns and Paragon Technologies, Inc. dated November
                  8, 2002 (incorporated by reference to Exhibit 10.27 to Form 10-Q, filed on May 14, 2003).
          10.16 Amendment I to Agreement of Sale between J. G. Petrucci Company, Inc. and Paragon Technologies, Inc. dated January 2, 2003 (incorporated by reference to Exhibit 10.28 to Form 10-Q, filed on May 14, 2003).
          10.17 Amendment II to Agreement of Sale between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated January 13, 2003 (incorporated by reference to Exhibit
                  10.29 to Form 10-Q, filed on May 14, 2003).
          10.18 Amendment III to Agreement of Sale between Triple Net Investments, XIII, L.P. and Paragon Technologies, Inc. dated January 17, 2003 (incorporated by reference to Exhibit
                  10.30 to Form 10-Q, filed on May 14, 2003).
          10.19 Lease Agreement between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated February 21, 2003 (incorporated by reference to Exhibit 10.31 to Form 10-Q, filed on May 14, 2003).
          10.20 Eighth Amendment to Line of Credit Note and Loan Agreement (Line of Credit) dated June 5, 2003 (incorporated by reference to Exhibit 10.32 to Form 10-Q, filed on August 14,
                  2003).
          10.21 Loan Agreement (Term Loan A and Term Loan B) entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33 to Form 10-Q, filed on August 14, 2003).

                               -------


Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------   ----------------------------------------------------------------
           (Continued)

          10.22   Promissory Note related to Term Loan A entered into June 5,
                  2003 by and between Paragon Technologies, Inc., Ermanco
                  Incorporated, and Wachovia Bank, National Association
                  (incorporated by reference to Exhibit 10.34 to Form 10-Q,
                  filed on August 14, 2003).
          10.23   Promissory Note related to Term Loan B entered into June 5,
                  2003 by and between Paragon Technologies, Inc., Ermanco
                  Incorporated, and Wachovia Bank, National Association
                  (incorporated by reference to Exhibit 10.35 to Form 10-Q,
                  filed on August 14, 2003).
          10.24   Security Agreement related to Term Loan A dated June 5, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank,
                  National Association (incorporated by reference to Exhibit
                  10.36 to Form 10-Q, filed on August 14, 2003).
          10.25   First Amendment to Term Loan A and B Agreement dated August 4,
                  2003 by and between Paragon Technologies, Inc. and Wachovia
                  Bank, National Association (incorporated by reference to
                  Exhibit 10.37 to Form 10-Q, filed on November 13, 2003).
          10.26   Ninth Amendment to Line of Credit Note and Loan Agreement
                  dated August 4, 2003 by and between Paragon Technologies, Inc.
                  and Wachovia Bank, National Association (incorporated by
                  reference to Exhibit 10.38 to Form 10-Q, filed on November 13,
                  2003).
          14      Code of Business Conduct and Ethics (filed herewith).
          21      Subsidiaries of the Registrant (filed herewith).
          23.1    Consent of Independent Auditors (filed herewith).
          31.1    Certification by Chief Executive Officer pursuant to Rule
                  13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic,
                  President and CEO (filed herewith).
          31.2    Certification by Chief Financial Officer pursuant to Rule
                  13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick,
                  Chief Financial Officer and Vice President - Finance and
                  Treasurer (filed herewith).
          32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Leonard S. Yurkovic, President and CEO, and Ronald
                  J. Semanick, Chief Financial Officer and Vice President -
                  Finance and Treasurer (filed herewith).
          99.1    Cautionary Statement (filed herewith).

           * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this report.

   (b) Reports on Form 8-K.
         On September 19, 2003, Paragon Technologies, Inc. sold (the "Sale") its entire ownership interest in SI/BAKER, INC. ("SI/BAKER") to McKesson pursuant to the terms of that certain Stock Purchase Agreement dated September 19, 2003 by and among Paragon, McKesson, and SI/BAKER (the "Agreement"). Pursuant to the Agreement, Paragon (a) sold 100 shares of common stock of SI/BAKER to McKesson and (b) made certain other covenants, in consideration for (x) the payment by McKesson to Paragon of $5,600,000 in cash and (y) certain other covenants of McKesson and SI/BAKER. The terms of the Sale did not provide for any contingent consideration payable to Paragon. The Sale resulted in a gain of $4,901,000 in 2003. A Form 8-K was filed on October 1, 2003 regarding this sale transaction.

   (c) Exhibits 14, 21, 23.1, 31.1, 31.2, 32.1, and 99.1 are filed with this report.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     PARAGON TECHNOLOGIES, INC.



Dated:   March 29, 2004              By   /s/ Theodore W. Myers
                                          --------------------------------------
                                          Theodore W. Myers
                                          Chairman of the Board of Directors




Dated:   March 29, 2004              By   /s/ Leonard S. Yurkovic
                                          --------------------------------------
                                          Leonard S. Yurkovic
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.


Dated:     March 29, 2004          /s/ Theodore W. Myers
                               -------------------------------------------------
                                   Theodore W. Myers
                                   Chairman of the Board of Directors



Dated:     March 29, 2004          /s/ Leonard S. Yurkovic
                               -------------------------------------------------
                                   Leonard S. Yurkovic
                                   President & Chief Executive Officer, Director



Dated:     March 29, 2004          /s/ Ronald J. Semanick
                               -------------------------------------------------
                                   Ronald J. Semanick
                                   Vice President-Finance, Chief Financial
                                     Officer, Treasurer, and Secretary
                                   (Principal Accounting and Financial Officer)



Dated:     March 29, 2004          /s/ Leon C. Kirschner
                               -------------------------------------------------
                                   Leon C. Kirschner
                                   Chief Operating Officer,
                                     President of Ermanco Incorporated, Director



Dated:     March 29, 2004          /s/ L. Jack Bradt
                               -------------------------------------------------
                                   L. Jack Bradt
                                   Director



Dated:     March 29, 2004          /s/ Anthony W. Schweiger
                               -------------------------------------------------
                                   Anthony W. Schweiger
                                   Director



Dated:     March 29, 2004          /s/ Steven Shulman
                               -------------------------------------------------
                                   Steven Shulman
                                   Director

                                  EXHIBIT INDEX

2.1 Stock Purchase Agreement dated as of August 6, 1999 among SI Handling Systems, Inc., Ermanco Incorporated, and the stockholders of Ermanco Incorporated (incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarterly period ended August 29, 1999).
2.2 Stock Purchase Agreement by and among McKesson Automation Systems, Inc., Paragon Technologies, Inc., and SI/BAKER, INC.
         dated September 19, 2003 (incorporated by reference to Exhibit 2.2 on Form 8-K, filed on October 1, 2003).
3.1 Articles of Incorporation of Paragon Technologies, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 on Form 8-K, filed on December 11, 2001).
3.2 Bylaws of Paragon Technologies, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 on Form 8-K, filed on December 11, 2001).
10.1     Executive  Officer  Incentive  Plan*  (incorporated  by reference to
         Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
10.2     Directors' Deferred Compensation Plan* (incorporated by reference to
         Exhibit 10.6 to the Company's  Registration  Statement on
         Form S-8  [No. 333-10181]).
10.3     1997 Equity  Compensation  Plan*  (incorporated by reference to Exhibit
         10.7 to the Company's  Registration  Statement on Form
         S-8 [No. 333-36397]).
10.4 Executive Employment Agreement with William R. Johnson dated March 29, 1999* (incorporated by reference to Exhibit 10.10 to
         Form 10-Q for the quarterly period ended May 30, 1999).
10.5 Employment Agreement with Leon C. Kirschner* (incorporated by reference to Exhibit 10.11 to Form 8-K filed on October 15,
         1999).
10.6 Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.12 to Form 8-K filed on October 15, 1999).
10.7 Promissory Note related to the Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.13 to Form 8-K filed on October 15, 1999).
10.8 First Amendment to Term Note and Loan Agreement dated March 30, 2000 (incorporated by reference to Exhibit 10.17 to Form
         10-Q, filed on May 15, 2000).
10.9     Registration Rights Agreement (incorporated by reference to Exhibit
         10.1 to Form S-3, filed on July 5, 2000).
10.10    Amended and  Restated  Executive  Employment  Agreement  with  William
         R. Johnson dated October 1, 2001* (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2001).
10.11 Amended and Restated Executive Employment Agreement with Leon C. Kirschner dated August 28, 2002* (incorporated by reference to Exhibit 10.23 to Form 10-Q, filed on November 14, 2002).
10.12    Sixth  Amendment to Line of Credit Note and Loan Agreement dated
         August 9, 2002 (incorporated by reference to Exhibit 10.24 to Form 10-Q, filed on November 14, 2002).
10.13 Sixth Amendment to Promissory Note and Loan Agreement (Term Loan) dated November 13, 2002 (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended
         December 31, 2002).
10.14    Seventh  Amendment  to Line of Credit Note and Loan  Agreement
         (Line of Credit) dated November 13, 2002 (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2002).
10.15 Agreement of Sale between J. G. Petrucci Company, Inc. or its Assigns and Paragon Technologies, Inc. dated November 8, 2002
         (incorporated by reference to Exhibit 10.27 to Form 10-Q, filed on May 14, 2003).
10.16 Amendment I to Agreement of Sale between J. G. Petrucci Company, Inc. and Paragon Technologies, Inc. dated January 2, 2003
         (incorporated by reference to Exhibit 10.28 to Form 10-Q, filed on May 14, 2003).

10.17 Amendment II to Agreement of Sale between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated January 13,
         2003 (incorporated by reference to Exhibit 10.29 to Form 10-Q, filed on May 14, 2003).
10.18 Amendment III to Agreement of Sale between Triple Net Investments, XIII, L.P. and Paragon Technologies, Inc. dated January
         17, 2003 (incorporated by reference to Exhibit 10.30 to Form 10-Q, filed on May 14, 2003).
10.19 Lease Agreement between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated February 21, 2003
         (incorporated by reference to Exhibit 10.31 to Form 10-Q, filed on
         May 14, 2003).
10.20 Eighth Amendment to Line of Credit Note and Loan Agreement (Line of Credit) dated June 5, 2003 (incorporated by reference to
         Exhibit 10.32 to Form 10-Q, filed on August 14, 2003).
10.21 Loan Agreement (Term Loan A and Term Loan B) entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.33 to Form 10-Q, filed on August 14, 2003).
10.22 Promissory Note related to Term Loan A entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.34 to Form 10-Q, filed on August 14, 2003).
10.23 Promissory Note related to Term Loan B entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.35 to Form 10-Q, filed on August 14, 2003).
10.24 Security Agreement related to Term Loan A dated June 5, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to Form 10-Q, filed on August 14, 2003).
10.25 First Amendment to Term Loan A and B Agreement dated August 4, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to Form 10-Q, filed on November 13, 2003).
10.26 Ninth Amendment to Line of Credit Note and Loan Agreement dated August 4, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to Form 10-Q, filed on November 13, 2003).
14       Code of Business Conduct and Ethics (filed herewith).
21       Subsidiaries of the Registrant (filed herewith).
23.1     Consent of Independent Auditors (filed herewith).
31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Leonard S. Yurkovic, President and CEO (filed herewith).
31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Leonard S. Yurkovic, President and CEO, and Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).
99.1     Cautionary Statement (filed herewith).

     *Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.