Form 10-Q
period 2004-03-31
PARAGON TECHNOLOGIES INC
filed 2004-05-13
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended March 31, 2004


                           Commission File No. 1-15729




                           PARAGON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)




                   Delaware                                      22-1643428
------------------------------------------------           ---------------------
        (State or Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

         600 Kuebler Road, Easton, PA                              18040
------------------------------------------------           ---------------------
   (Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code:            610-252-3205
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

Indicate by checkmark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                   Yes |_|    No |X|

Number of shares of common stock, par value $1.00 per share, outstanding as of May 7, 2004: 4,277,595.
              ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.    Financial Statements
-------    --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
     (In Thousands, Except Share Data)


                                                               (UNAUDITED)
                                                                 March 31,            December 31,
                                                                   2004                  2003
                                                            -------------------    ------------------
Assets
------

Current assets:
   Cash and cash equivalents......................               $  5,371                5,591

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $230 as of March 31,
       2004 and $265 as of December
       31, 2003)...................................                 4,753                5,277
     Notes and other receivables...................                   183                   38
                                                                   ------               ------
       Total receivables...........................                 4,936                5,315
                                                                   ------               ------

   Costs and estimated earnings in excess
     of billings...................................                   436                  521

   Inventories:
     Raw materials.................................                 1,066                  926
     Work-in-process...............................                   229                  106
     Finished goods................................                   194                  159
                                                                   ------               ------
       Total inventories...........................                 1,489                1,191
                                                                   ------               ------

   Deferred income tax benefits....................                   928                1,444
   Prepaid expenses and other current assets.......                   616                  629
                                                                   ------               ------
       Total current assets........................                13,776               14,691
                                                                   ------               ------

Property, plant and equipment, at cost:
   Leasehold improvements..........................                   228                  228
   Machinery and equipment.........................                 3,709                3,643
                                                                   ------               ------
                                                                    3,937                3,871
   Less:  accumulated depreciation.................                 2,565                2,455
                                                                   ------               ------
     Net property, plant and equipment.............                 1,372                1,416
                                                                   ------               ------

Goodwill...........................................                17,657               17,657
Other assets.......................................                    10                   10
                                                                   ------               ------
Total assets.......................................              $ 32,815               33,774
                                                                   ======               ======


          See accompanying notes to consolidated financial statements.

-------    --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
     (In Thousands, Except Share Data)


                                                               (UNAUDITED)
                                                                 March 31,            December 31,
                                                                   2004                   2003
                                                            -------------------    ------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable................................              $  4,088                2,671
   Customers' deposits and billings
     in excess of costs and
     estimated earnings ...........................                 1,301                2,180
   Accrued salaries, wages, and
     commissions...................................                   513                  304
   Income taxes payable............................                    31                  894
   Accrued product warranty........................                   857                  925
   Deferred gain on sale-leaseback.................                   165                  165
   Accrued other liabilities.......................                 1,301                2,507
                                                                   ------               ------
       Total current liabilities...................                 8,256                9,646
                                                                   ------               ------

Long-term liabilities:
   Deferred gain on sale-leaseback.................                   482                  523
   Deferred income taxes payable...................                 1,721                1,594
   Deferred compensation...........................                    46                   42
                                                                   ------               ------
     Total long-term liabilities...................                 2,249                2,159
                                                                   ------               ------

Commitments and contingencies

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 4,277,595 shares as
       of March 31, 2004 and 4,277,595
       shares as of December 31, 2003..............                 4,278                4,278
     Additional paid-in capital....................                 7,586                7,586
     Retained earnings.............................                10,446               10,105
                                                                   ------               ------
       Total stockholders' equity..................                22,310               21,969
                                                                   ------               ------

       Total liabilities and stockholders' equity..              $ 32,815               33,774
                                                                   ======               ======

          See accompanying notes to consolidated financial statements.

-------    --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2004 and 2003
     (In Thousands, Except Share And Per Share Data)


                                                                       Three Months Ended
                                                               ------------------------------------
                                                                   March 31,           March 31,
                                                                     2004                2003
                                                               ----------------    ----------------
Net sales...................................................       $   10,576             8,564
Cost of sales...............................................            7,946             6,360
                                                                    ---------         ---------
Gross profit on sales.......................................            2,630             2,204
                                                                    ---------         ---------

Selling, general and
   administrative
   expenses.................................................            2,043             1,997
Product development
   costs....................................................               72               163
Restructuring
   charges (credits)........................................                -              (170)
Interest expense............................................                -               218
Interest income.............................................              (11)              (24)
Equity in income of
   joint venture............................................                -              (162)
Gain on disposition
   of property, plant
   and equipment............................................                -            (1,363)
Other income, net...........................................              (46)             (133)
                                                                    ---------         ---------
                                                                        2,058               526
                                                                    ---------         ---------

Earnings before
   income taxes.............................................              572             1,678
Income tax expense..........................................              231               667
                                                                    ---------         ---------
Net earnings................................................       $      341             1,011
                                                                    =========         =========

Basic earnings
   per share................................................       $      .08               .24
                                                                    =========         =========

Diluted earnings
   per share................................................       $      .08               .23
                                                                    =========         =========

Weighted average
   shares outstanding.......................................        4,277,595         4,256,098
Dilutive effect of
   stock options............................................           89,738            62,067
                                                                    ---------         ---------
Weighted average
   shares outstanding
   assuming dilution........................................        4,367,333         4,318,165
                                                                    =========         =========

          See accompanying notes to consolidated financial statements.

-------    --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2004 and 2003
     (In Thousands)


                                                                       Three Months Ended
                                                               ------------------------------------
                                                                   March 31,           March 31,
                                                                     2004                2003
                                                               ----------------    ----------------
Net earnings................................................       $      341             1,011

Other comprehensive loss, net of tax:
      Interest rate swap:
        Change in fair value
           of derivative, net
           of tax...........................................                -                (8)
                                                                    ---------         ---------
              Total other
                 comprehensive
                 loss.......................................               -                 (8)
                                                                    ---------         ---------

              Comprehensive
                 income.....................................       $      341             1,003
                                                                    =========         =========




          See accompanying notes to consolidated financial statements.

-------    --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2004 and 2003
     (In Thousands, Except Share Data)


                                                                    Three Months Ended
                                                          ----------------------------------------
                                                               March 31,            March 31,
                                                                 2004                 2003
                                                          -------------------   ------------------
Cash flows from operating activities:
   Net earnings .......................................        $    341                1,011
   Adjustments to reconcile net earnings
     to net cash provided (used) by operating
     activities:
       Depreciation of plant and equipment.............             110                  147
       Amortization of intangibles.....................               -                   17
       Gain on disposition of property,
         plant and equipment...........................               -               (1,363)
       Amortization of deferred gain on sale-
         leaseback.....................................             (41)                 (16)
       Equity in income of joint venture...............               -                 (162)
       Issuance of common shares as interest
         payment on subordinated notes.................               -                   90
       Change in operating assets and liabilities:
           Receivables.................................             379                2,055
           Costs and estimated earnings in
              excess of billings.......................              85                  (69)
           Inventories.................................            (298)                (318)
           Deferred tax expenses.......................             643                  378
           Prepaid expenses and other
              current assets...........................              13                   30
           Accounts payable............................           1,417                  384
           Customers' deposits and billings
              in excess of costs and estimated
              earnings.................................            (879)                (125)
           Accrued salaries, wages, and
              commissions..............................             209                 (129)
           Income taxes payable........................            (863)                 480
           Accrued product warranty....................             (68)                   7
           Accrued other liabilities...................          (1,206)                (418)
           Deferred compensation.......................               4                    4
                                                                 ------               ------
   Net cash provided (used) by
     operating activities..............................            (154)               2,003
                                                                 ------               ------

Cash flows from investing activities:
   Proceeds from the disposition of
     property, plant and equipment ....................               -                2,734
   Additions to property, plant and equipment..........             (66)                (122)
                                                                 ------               ------
   Net cash provided (used) by
     investing activities..............................             (66)               2,612
                                                                 ------               ------


          See accompanying notes to consolidated financial statements.

-------    --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended March 31, 2004 and 2003
     (In Thousands, Except Share Data)


                                                                    Three Months Ended
                                                          ----------------------------------------
                                                               March 31,            March 31,
                                                                 2004                 2003
                                                          -------------------   ------------------
Cash flows from financing activities:
   Increase in restricted cash........................                -                (104)
   Repayment of long-term debt........................                -              (1,675)
                                                                 ------              ------
       Net cash provided (used) by
         financing activities.........................                -              (1,779)
                                                                 ------              ------

   Increase (decrease) in cash and
     cash equivalents.................................             (220)              2,836
   Cash and cash equivalents,
     beginning of period..............................            5,591               5,385
                                                                 ------              ------
   Cash and cash equivalents,
     end of period....................................        $   5,371               8,221
                                                                 ======              ======

   Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
         Interest.....................................        $       -                 114
                                                                 ------              ------
         Income taxes.................................        $     594              (1,061)
                                                                 ======              ======


          See accompanying notes to consolidated financial statements.

-------    --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2003


(1) In the opinion of the management of Paragon Technologies, Inc. ("Paragon" or the "Company"), the unaudited interim financial statements furnished reflect all adjustments and accruals that are necessary to present a fair statement of results for the interim periods. The financial statements include the accounts of the Company and Ermanco Incorporated ("Ermanco"), a wholly owned subsidiary company, after elimination of intercompany balances and transactions. Results for interim periods are not necessarily indicative of results expected for the full fiscal year. This quarterly report should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. Refer to the Company's Form 10-K for the year ended December 31, 2003 for more complete financial information.


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

     A roll-forward of restructuring activities is as follows (in thousands):

                       Beginning                                                       Ending
                        Balance      Charge/        Cash                               Balance
                       January 1     (Credit)     Spending     Reclassification       March 31
                      ------------ ------------- ------------ ------------------- ------------------
     2004............    $   68           -           2               -                   66
     2003............    $  216        (170)        (28)            170                  188

     The $66,000 restructuring accrual at March 31, 2004 relates to professional fees for the 2001 restructuring that are still expected to be paid and is included in accrued other liabilities.

     The amount reclassified out of the restructuring accrual was previously included in accrued pension and retirement savings plan liabilities.


(3)  Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, ranging from one to two percent depending on the type of system sold, and a detailed review of products still in the warranty period.

-------    --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2003


     A roll-forward of warranty activities is as follows (in thousands):

                          Beginning                                                 Ending
                           Balance                                                 Balance
                          January 1        Additions          Deductions           March 31
                         ------------- ------------------  -----------------  -------------------
  2004..................    $ 925              12                 (80)                857
  2003..................    $ 894              74                 (67)                901


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

     SI Systems
     ----------
     The Company's Easton, Pennsylvania operation (hereafter referred to as "SI Systems") is a specialized systems integrator supplying branded automated material handling systems to manufacturing, assembly, order selection, and distribution operations customers located primarily in North America, including the U.S. government. The automated material handling systems are marketed, designed, sold, installed, and serviced by its own staff or subcontractors as labor-saving devices to improve productivity, quality, and reduce costs. Integrated material handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique material handling needs. The engineering staff develops and designs computer control programs required for the efficient operation of the systems and for optimizing manufacturing, assembly, and fulfillment operations.

     Ermanco
     -------
     The Company's Spring Lake, Michigan operation (hereafter referred to as "Ermanco") is a manufacturer of Ermanco branded light to medium duty unit handling conveyor products, serving the material handling industry through a worldwide network of approximately 100 experienced material handling equipment distributors and licensees. Ermanco also provides complete conveyor systems for a variety of applications, including distribution and manufacture of computers and electronic products, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontractors, and subcontracted installation services. Ermanco supplies material handling systems and equipment to both national and international markets. Ermanco offers services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distribution centers, utilizing sophisticated, custom-designed controls software. Many of Ermanco's sales are to distributors who have non-exclusive agreements with the Company.

-------    --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2003


     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales by brand during the three months ended March 31, 2004 and 2003 are as follows (in thousands):

     For the three months ended March 31, 2004:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  2,081            7,142          9,223           87.2%
     Aftermarket sales.............        832              521          1,353           12.8%
                                        ------           ------         ------          -----
     Total sales...................   $  2,913            7,663         10,576          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      27.5%            72.5%         100.0%

     For the three months ended March 31, 2003:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  2,607            4,777          7,384           86.2%
     Aftermarket sales.............        765              415          1,180           13.8%
                                        ------           ------         ------          -----
     Total sales...................   $  3,372            5,192          8,564          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      39.4%            60.6%         100.0%

     The Company's products are sold worldwide through its own sales personnel, along with a network of independent distributors and licensees. Domestic and international sales by brand during the three months ended March 31, 2004 and 2003 are as follows (in thousands):

     For the three months ended March 31, 2004:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  2,225            7,532          9,757           92.3%
     International sales...........        688              131            819            7.7%
                                        ------           ------         ------          -----
     Total sales...................   $  2,913            7,663         10,576          100.0%
                                        ======           ======         ======          =====

     For the three months ended March 31, 2003:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  3,283            4,966          8,249           96.3%
     International sales...........         89              226            315            3.7%
                                        ------           ------         ------          -----
     Total sales...................   $  3,372            5,192          8,564          100.0%
                                        ======           ======         ======          =====

-------    --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2003


     The Company identifies operating segments based on the types of products offered for sale as follows:

For the Three Months Ended
March 31, 2004 (In Thousands):                     SI Systems        Ermanco          Total
-------------------------------------------       ------------    ------------    ------------
Sales.....................................          $ 2,913            7,663          10,576
Earnings (loss) before interest
  expense, interest income, and
  income taxes............................              (37)             598             561
Total assets..............................            4,421           28,394          32,815
Capital expenditures......................               25               41              66
Depreciation and amortization
  expense.................................               24               86             110

For the Three Months Ended
March 31, 2003 (In Thousands):                     SI Systems          Ermanco       Total
-------------------------------------------       ------------    ------------    ------------
Sales.....................................          $ 3,372            5,192           8,564
Earnings before interest expense,
  interest income, restructuring
  credits, equity in income of
  joint venture, gain on disposition
  of property, plant and equipment,
  and income taxes........................               53              124             177
Restructuring credits.....................              170                -             170
Gain on disposition of property,
  plant and equipment.....................            1,363                -           1,363
Total assets..............................            8,620           28,618          37,238
Capital expenditures......................               26               96             122
Depreciation and amortization
  expense.................................               47              100             147

(5)  Recently Issued Accounting Pronouncements
     -----------------------------------------
     In December 2003, the Company adopted SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132") as amended. This standard retains the existing disclosures and requires additional disclosures to provide details about pension plan assets, benefit obligations, cash flows, benefit costs, and related information. The disclosure requirements are included in the Company's financial statements.

     In December 2003, the FASB issued Interpretation No. 46 (revised December
     2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company would be required to apply FIN 46R to variable interest entities ("VIE") created after December 31, 2003. For variable interests in VIE's created before January 1, 2004, FIN 46R will be applied beginning January 1, 2005. The application of FIN 46R is not expected to have a material effect on the Company's financial statements.

-------    --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2003


(6)  Sale-Leaseback
     --------------
     In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $17,703 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008. The sale-leaseback resulted in a gain of $2,189,000, of which $1,363,000 was recorded as a gain during the three months ended March 31, 2003. The remaining gain of $826,000 was deferred and is being recognized as a reduction in rent expense over the term of the lease. During the three months ended March 31, 2004 and March 31, 2003, $41,000 and $16,000,
     respectively, of the deferred gain was recognized.


(7)  Investment in SI/BAKER Joint Venture
     ------------------------------------
     On March 1, 1993, the Company and Automated Prescription Systems, Inc. formed a 50/50 joint venture, SI/BAKER, INC. ("SI/BAKER"). In 1998, Automated Prescription Systems, Inc. was renamed McKesson Automation Systems Inc. ("McKesson"). On September 19, 2003, the Company sold its entire ownership interest in SI/BAKER to McKesson and received cash proceeds of $5,600,000. Prior to the sale, the Company received royalty income from SI/BAKER at a rate of 2% of SI/BAKER's gross sales for marketing and sales efforts on behalf of SI/BAKER. The Company accounted for its investment in the joint venture on the equity basis by recognizing its proportionate share (50%) of SI/BAKER's net earnings. The sale resulted in a gain of $4,901,000 in 2003.


(8)  Line of Credit
     --------------
     The Company has a line of credit facility which may not exceed $1,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the bank's prime rate of interest or LIBOR Market Index Rate plus 2%.

     To obtain the line of credit, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, and securities. The line of credit facility contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, and guarantees. In addition, the Company is restricted from paying dividends in excess of 15% of its net earnings. The Company was in compliance with all covenants as of March 31, 2004. As of March 31, 2004, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2004.


(9)  Long-Term Debt
     --------------
     The Company received $14,000,000 in the form of a seven-year term loan from its principal bank to finance the acquisition of Ermanco on September 30, 1999. The interest rate on the term loan was variable at a rate equal to the three-month LIBOR Market Index Rate plus 2.65%.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2003


     Also in connection with the acquisition of Ermanco, on September 30, 1999, the Company also issued promissory notes to the stockholders of Ermanco, including notes in the amounts of $1,382,861 and $1,001,382 to Steven Shulman and Leon C. Kirschner, respectively, both of whom are directors of the Company. Mr. Kirschner also serves as the President of Ermanco and Chief Operating Officer of the Company. The notes, with an original term of seven years, bore interest at an annual rate of 10% through September 30, 2002, and 12% from October 1, 2002 through the prepayment date. Interest on the promissory notes was payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors.

     In 2003, the Company prepaid all of its outstanding term and subordinated debt.


(10) Pension Benefits
     ----------------
     The Company maintains a defined benefit plan for employees covered by its collective bargaining agreement. Retirement benefits are based on the employee's years of service multiplied by the appropriate monthly benefit amount. Employee compensation does not impact pension benefits. The Company's policy is to fund retirement plans in compliance with applicable laws and regulations. Assets of the Company's defined benefit plan are primarily invested in publicly traded common stocks, corporate and government debt securities, mutual funds, and cash or cash equivalents.

     Components of Net Periodic Pension Expense (Benefit)
     ---------------------------------------------------
     The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over 30 years. The net periodic pension expense (benefit) and total pension expense (benefit) for the three months ended March 31, 2004 and 2003 includes the following components (in thousands):

                                                                        2004            2003
                                                                   -------------   -------------
     Service cost-benefits earned
       during the period....................................          $    23              22
     Interest cost on projected
        benefit obligation..................................               11              30
     Expected return on plan assets -
        increase............................................              (14)            (52)
     Recognized net actuarial gain..........................                1              (5)
                                                                        -----           -----
     Net periodic pension expense
        (benefit)...........................................               21              (5)
     Curtailment cost (settlement credit)...................                -            (144)
                                                                        -----           -----
     Total pension expense (benefit)........................          $    21            (149)
                                                                        =====           =====


     Contributions
     -------------
     The Company did not make any contributions to its defined benefit plan during the three months ended March 31, 2004. The Company expects total pension plan contributions to its defined benefit plan to approximate $41,000 for the year ended December 31, 2004.

-------    --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2003


(11) Stock-Based Compensation
     ------------------------
     The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense on options granted to employees for the stock option grants. The Company recognizes compensation expense on options granted to non-employee directors. To date, the effect of options granted to non-employee directors has been immaterial. Additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by FAS 148, is included below. If the Company had elected to recognize stock-based compensation expense for options granted to employees based on the fair value of granted options at the grant date (as determined under FAS 123), net earnings (in thousands) and basic and diluted earnings per share for the three months ended March 31, 2004 and 2003, would have been as follows:

                                                                     2004                2003
                                                               ----------------   -----------------
     Net earnings, as reported...........................           $   341              1,011
     Deduct:  total stock-based employee
        compensation determined under
        fair value method, net of related
        tax effects......................................               (34)               (72)
                                                                     ------              -----
     Pro forma net earnings..............................           $   307                939
                                                                     ======              =====

     Earnings per share:
        Basic-- as reported..............................           $   .08                .24
                                                                        ===                ===
        Basic-- pro forma................................           $   .07                .22
                                                                        ===                ===
        Diluted-- as reported............................           $   .08                .23
                                                                        ===                ===
        Diluted-- pro forma..............................           $   .07                .22
                                                                        ===                ===

     The above pro forma net earnings and basic and diluted earnings per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. No options were granted to employees during the three months ended March 31, 2004 and the year ended December 31, 2003.


(12) Legal Proceedings
     -----------------
     In July 2003, a competitor filed an action against the Company in the United States District Court for the District of New Jersey alleging that certain of the Company's products infringed patents held by the competitor and also asserting claims for breach of contract, unjust enrichment, unfair competition, tortious interference with prospective economic advantage, and violation of New Jersey's consumer fraud act as a result of alleged improper use of the competitor's trade secrets, technology, and other proprietary information. Based on these allegations, the competitor was seeking monetary damages and injunctive relief against the Company.

-------    --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2003


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

                        --------------------------------

Item 2.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations
           ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements for the period ended March 31, 2004, and the cautionary statements and consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties, identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports.
                        --------------------------------

Business Overview
-----------------
     Paragon Technologies, Inc. provides a variety of material handling solutions, including systems, technologies, products, and services for material flow applications. The Company has gone to market with a multiple brand, multiple channel strategy under the SI Systems and Ermanco brands.
     Founded in 1958, SI Systems material handling solutions are based on core technologies in horizontal transportation and order fulfillment and are aimed at improving productivity for manufacturing, assembly, and distribution center operations. Since 1964, Ermanco conveyor technologies and integrated conveyor systems have been based on core technologies in transportation, accumulation, and sortation and continue to address the needs of the distribution, assembly, and manufacturing marketplace. Ermanco is known as the originator of the line-shaft-driven, live-roller conveyor.

                        --------------------------------

Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release, is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises above 80%, as occurred in fiscal 2000, the Company may see an increase in rate of new orders, and therefore, an increase in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the three months ended March 31, 2004, and for the years ended December 31, 2003, 2002, 2001, and 2000.

                                          Three Months              Year Ended December 31,
                                             Ended           ---------------------------------------
(Dollars in Thousands)                   March 31, 2004       2003       2002       2001       2000
                                         --------------      ------     ------     ------     ------
Backlog of orders - Beginning............   $ 10,525          6,924     13,342     22,913     23,685
   Add: orders...........................      8,456         40,896     31,806     41,181     63,534
   Less: sales...........................     10,576         37,295     38,224     50,752     64,306
                                              ------         ------     ------     ------     ------
Backlog of orders - Ending...............   $  8,405         10,525      6,924     13,342     22,913
                                              ======         ======     ======     ======     ======

Capacity Utilization.....................      76.3%          74.8%      75.6%      77.7%      82.6%

Item 2.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations (Continued)
           ---------------------


     Current Ratio
     -------------
     The Company's current ratio, which is the ratio of current assets to current liabilities, has been relatively consistent. Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio as of March 31, 2004, and as of December 31, 2003, 2002, 2001, and 2000:

                                             As of                    As of December 31,
                                           March 31,       --------------------------------------------
(Dollars in Thousands)                       2004          2003        2002        2001        2000
                                           ---------      ------      ------      ------      ------
Current assets...........................  $ 13,776       14,691      15,444      19,200      22,850
                                             ------       ------      ------      ------      ------
Current liabilities......................     8,256        9,646       9,472      13,388      15,193

Current ratio............................      1.67         1.52        1.63        1.43        1.50

     Debt to Equity Ratio
     --------------------
     With an emphasis over the past several years on generating cash flows to eliminate the Company's senior and subordinated debt, the Company has eliminated its financial leverage as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the absence of debt provides greater protection for its shareholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio as of March 31, 2004, and as of December 31, 2003, 2002, 2001, and 2000:

                                             As of                    As of December 31,
                                           March 31,       -----------------------------------------
(Dollars in Thousands)                       2004          2003        2002        2001        2000
                                           ---------      ------      ------      ------      ------
Current installments of
   long-term debt........................  $      -            -       1,437       2,305       1,521
Long-term debt...........................         -            -       7,263       9,900      12,780
                                             ------       ------      ------      ------      ------
Total debt...............................         -            -       8,700      12,205      14,301
                                             ------       ------      ------      ------      ------
Total stockholders' equity...............  $ 22,310       21,969      17,829      16,881      16,980
                                             ======       ======      ======      ======      ======

Debt to equity ratio.....................          -          -          .49         .72         .84

                        --------------------------------

Critical Accounting Policies and Estimates
------------------------------------------
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and other financial information, including the related disclosure of commitments and contingencies at the date of our financial statements. Actual results may, under different assumptions and conditions, differ significantly from our estimates.
     We believe that our accounting policies related to revenue recognition on system sales, warranty, inventories, allowance for doubtful accounts, and asset impairments as described below, are our "critical accounting policies." These policies have been reviewed with the Audit Committee of the Board of Directors and are discussed in greater detail below.

Item 2.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations (Continued)
           ---------------------


     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of March 31, 2004, there are no contracts that are anticipated to result in a loss.
     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company has not had any significant cost overruns resulting in loss of profits during the three months ended March 31, 2004.

     Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, ranging from one to two percent depending on the type of system sold, and a detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The recorded warranty reserve as of March 31, 2004 is $857,000.

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

     Asset Impairments
     -----------------
     On January 1, 2002, the Company adopted SFAS No. 142, analyzed its goodwill for impairment, and makes similar evaluations on a periodic basis. During 2003, the Company performed the required impairment test of goodwill and determined that there was no impairment. In assessing the recoverability of the Company's goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective asset. If these

Item 2.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations (Continued)
           ---------------------


     Asset Impairments (Continued)
     ----------------
estimates or their related assumptions change the fair value of the asset in the future, the Company may be required to record impairment charges. The book value of goodwill as of March 31, 2004 is $17,657,000.


                        --------------------------------


Results of Operations - Three Months Ended March 31, 2004 Compared to the Three
-------------------------------------------------------------------------------
Months Ended March 31, 2003
---------------------------

Earnings Summary
----------------
     The Company had net earnings of $341,000 (or $0.08 basic earnings per share) for the three months ended March 31, 2004, compared to net earnings of $1,011,000 (or $0.24 basic earnings per share) for the three months ended March 31, 2003. The decrease in net earnings was primarily due to the prior year comparable period containing:
      o a pre-tax gain on the sale-leaseback of the Company's Easton, Pennsylvania facility of $1,363,000;
      o a restructuring credit of $170,000 pertaining to the final settlement of the remaining pension obligations associated with the Company's terminated pension plan;
      o equity in income of the Company's former SI/BAKER joint venture of $162,000; and o royalty income from the Company's former SI/BAKER joint venture of $83,000.
     Contributing to net earnings for the three months ended March 31, 2004 was an increase in total revenues and gross profit of $2,012,000 and $426,000, respectively, as described below, and a reduction of $218,000 in interest expense as a result of the elimination of the Company's senior and subordinated debt in September 2003.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                               2004                   2003
                                                       ---------------------   --------------------
Net sales.............................................      $ 10,576,000              8,564,000
Cost of sales.........................................         7,946,000              6,360,000
                                                              ----------             ----------
Gross profit on sales.................................      $  2,630,000              2,204,000
                                                              ==========             ==========

Gross profit as a percentage of sales.................             24.9%                  25.7%
                                                                   ====                   ====

     The net sales increase was primarily attributable to an increase in Ermanco branded sales of $2,471,000, partially offset by a decline of approximately $459,000 in SI Systems branded sales. The increase in Ermanco branded sales was primarily attributable to a larger backlog of Ermanco branded orders entering fiscal 2004 when compared to the backlog of Ermanco branded orders entering fiscal 2003. The decline in SI Systems branded orders was associated with delays in customer buying decisions and competitive pressures.
     Gross profit, as a percentage of sales, for the three months ended March 31, 2004 was unfavorably impacted by approximately 2.0% due to competitive pricing pressures and product mix when compared to the three months ended March 31, 2003. Partially offsetting the aforementioned unfavorable variance by approximately 1.1% was a higher sales volume to cover fixed overhead costs for the three months ended March 31, 2004.

Item 2.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations (Continued)
           ---------------------


Results of Operations - Three Months Ended March 31, 2004 Compared to the Three
-------------------------------------------------------------------------------
Months Ended March 31, 2003 (Continued)
---------------------------

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $2,043,000 were higher by $46,000 for the three months ended March 31, 2004 than for the three months ended March 31, 2003. The increase was comprised of the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $182,000. The prior year comparable period included approximately $142,000 in expenses associated with the Company's participation in a biannual industry trade show during the first quarter of 2003.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $72,000 was lower by $91,000 for the three months ended March 31, 2004 than for the three months ended March 31, 2003. Development programs in the three months ended March 31, 2004 were aimed at enhancements to the Company's sortation and accumulation conveyor technologies, and improvements to the Company's Order Picking, Fulfillment, and Replenishment systems. Development programs in the three months ended March 31, 2003 included the new NBA-23(TM) narrow belt accumulation conveyor, computer software for warehousing and distribution center operations, and improvements to the Company's Order Picking, Fulfillment, and Replenishment systems.

Restructuring Charges (Credits)
------------------------------
     In 2001, the Company restructured its business operations, including curtailment of a defined benefit plan. In February 2003, the Company settled its remaining pension obligations by purchasing annuities and correspondingly recorded a restructuring credit of $170,000.

Interest Expense
----------------
     In September 2003, the Company repaid all of its outstanding senior and subordinated debt. The favorable variance of $218,000 in interest expense for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was attributable to fiscal 2003 containing interest expense on the Company's outstanding senior and subordinated debt.

Equity in Income of Joint Venture
---------------------------------
     In September 2003, the Company sold its entire ownership interest in SI/BAKER, INC. During the three months ended March 31, 2003, equity in income of the SI/BAKER joint venture was $162,000.

Gain on Disposition of Property, Plant and Equipment
----------------------------------------------------
     The gain on the disposition of property, plant and equipment of $1,363,000 for the three months ended March 31, 2003 was attributable to the sale-leaseback of the Company's Easton, Pennsylvania facility in February 2003. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded in 2003. The remaining gain of $826,000 was deferred and is being recognized as a reduction in rent expense over the five-year term of the lease.

Other Income, Net
-----------------
     In September 2003, the Company sold its entire ownership interest in SI/BAKER, INC. The unfavorable variance of $87,000 in other income, net for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was primarily attributable to revenue-based royalty income from the Company's SI/BAKER recognized during the first quarter of 2003.

Item 2.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations (Continued)
           ---------------------


Results of Operations - Three Months Ended March 31, 2004 Compared to the Three
-------------------------------------------------------------------------------
Months Ended March 31, 2003 (Continued)
---------------------------

Income Tax Expense
------------------
     The Company recognized income tax expense of $231,000 during the three months ended March 31, 2004 compared to income tax expense of $667,000 during the three months ended March 31, 2003. Income tax expense was generally recorded at statutory federal and state tax rates.


                        --------------------------------


Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents decreased to $5,371,000 at March 31, 2004 from $5,591,000 at December 31, 2003. The decrease resulted primarily from:
      o cash used by operating activities totaling $154,000; and o purchases of capital equipment of $66,000.
     Cash used by operating activities of $154,000 during the three months ended March 31, 2004 as compared to cash provided by operating activities of $2,003,000 during the three months ended March 31, 2003 decreased primarily due to the payment of settlement and legal costs of $1,170,000 associated with an action against the Company by a competitor relating to the Company's intellectual property. Also contributing to cash provided by operating activities during the three months ended March 31, 2003 was the receipt of a federal income tax refund of $1,093,000.
     In 2003, the Company repaid all of its outstanding term debt and subordinated debt.
     The Company's line of credit facility may not exceed $1,000,000 and is to be used primarily for working capital purposes. As of March 31, 2004, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2004.
     To obtain the line of credit, the Company granted the bank a security interest in all personal property, including, without limitation, all accounts, deposits, documents, equipment, fixtures, general intangibles, goods, instruments, inventory, letters of credit, money, and securities. The line of credit facility contains various restrictive covenants relating to additional indebtedness, asset acquisitions or dispositions, investments, and guarantees.
     The Company anticipates that its financial resources, consisting of cash generated from operations, will be adequate to satisfy its future cash requirements through the next year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers.
     The Company plans to consider strategic alternatives to increase shareholder value, including expansion opportunities as they arise, although the ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion.


                        --------------------------------

Item 2.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations (Continued)
           ---------------------


Contractual Obligations
-----------------------
     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $33,283 through September 30, 2004. Thereafter, monthly rentals are $29,310 (with annual increases of 2.5%). The terms of the lease require the payment by Ermanco of all taxes, insurance, and other ownership related costs of the property. The lease, as amended on April 1, 2004, expires on September 30, 2008.
     In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $17,703 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008.
     The Company also leases certain automobiles and office equipment, computer equipment, and software under various operating leases with terms extending through September 2007.
     Future contractual obligations and commercial commitments at March 31, 2004 as noted above are as follows:

                                              Payments Due by Period
                   ---------------------------------------------------------------------------------
                        Total         2004          2005         2006         2007         2008
                        -----         ----          ----         ----         ----         ----
Contractual
obligations:
  Operating
   leases........    $2,681,000      531,000       636,000      590,000      606,000      318,000
                      ---------    ---------    ----------    ---------    ---------    ---------
   Total.........    $2,681,000      531,000       636,000      590,000      606,000      318,000
                      =========    =========    ==========    =========    =========    =========

                                                       Amount of Commitment
                                                      Expiration Per Period
                                       ------------------------------------------------------------
                      Total Amounts
                        Committed        2004        2005         2006         2007         2008
                      -------------      ----        ----         ----         ----         ----
Other
commercial
commitments:
  Letters of
   credit........       $200,000          -        200,000         -            -            -
  Line of
   credit........              -          -           -            -            -            -

Off-Balance Sheet Arrangements
------------------------------
     As of March 31, 2004, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

                        --------------------------------

Item 2.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations (Continued)
           ---------------------


Recently Issued Accounting Pronouncements
-----------------------------------------
     The adoption of SFAS No. 132 (revised) and FASB Interpretation No. 46 did not have a material impact on the Company's financial statements.


                        --------------------------------


Cautionary Statement
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission rules, regulations, and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Among other things, they regard the Company's earnings, liquidity, financial condition, review of strategic alternatives, and other matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "believe," "estimate," "expect," "may," "will," "will likely," "are expected to," "will continue," "should," "project," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such "forward-looking statements": (1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports; (2) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth, competition, and certain costs increases; or (3) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

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


Item 4.    Controls and Procedures
-------    -----------------------

(a) An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

              (a)  Exhibits:

                   31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, President and CEO (filed herewith).
                   31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).
                   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, President and CEO (filed herewith).
                   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).

              (b) The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

                  The Company filed a Current Report on Form 8-K on February 17, 2004 announcing the settlement of litigation.

                  A Current Report on Form 8-K was furnished on March 29, 2004 announcing the Company's financial results for the fourth quarter and year ended December 31, 2003.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PARAGON TECHNOLOGIES, INC.



                                /s/ Leonard S. Yurkovic
                                -----------------------------------------------
                                Leonard S. Yurkovic
                                President & CEO



                                /s/ Ronald J. Semanick
                                -----------------------------------------------
                                Ronald J. Semanick
                                Chief Financial Officer





Dated:   May 13, 2004
       ---------------