Form 10-Q
period 2004-06-30
PARAGON TECHNOLOGIES INC
filed 2004-08-12
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 2004


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

Number of shares of common stock, par value $1.00 per share, outstanding as of August 5, 2004: 4,295,060.
                ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
     (In Thousands, Except Share Data)


                                                               (UNAUDITED)
                                                                 June 30,             December 31,
                                                                   2004                   2003
                                                            -------------------    ------------------
Assets
------

Current assets:
   Cash and cash equivalents.......................              $  4,914                  5,591

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $126 as of June 30,
       2004 and $265 as of December
       31, 2003)...................................                 4,878                  5,277
     Notes and other receivables...................                   280                     38
                                                                   ------                 ------
       Total receivables...........................                 5,158                  5,315
                                                                   ------                 ------

   Costs and estimated earnings in excess
     of billings...................................                   536                    521

   Inventories:
     Raw materials.................................                 1,308                    926
     Work-in-process...............................                   197                    106
     Finished goods................................                   206                    159
                                                                   ------                 ------
       Total inventories...........................                 1,711                  1,191
                                                                   ------                 ------

   Deferred income tax benefits....................                   894                  1,444
   Prepaid expenses and other current assets.......                   474                    629
                                                                   ------                 ------
       Total current assets........................                13,687                 14,691
                                                                   ------                 ------

Property, plant and equipment, at cost:
   Leasehold improvements..........................                   228                    228
   Machinery and equipment.........................                 3,793                  3,643
                                                                   ------                 ------
                                                                    4,021                  3,871
   Less:  accumulated depreciation.................                 2,669                  2,455
                                                                   ------                 ------
     Net property, plant and equipment.............                 1,352                  1,416
                                                                   ------                 ------

Goodwill...........................................                17,657                 17,657
Other assets.......................................                    10                     10
                                                                   ------                 ------
Total assets.......................................              $ 32,706                 33,774
                                                                   ======                 ======


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
     (In Thousands, Except Share Data)


                                                               (UNAUDITED)
                                                                 June 30,             December 31,
                                                                   2004                   2003
                                                            -------------------    ------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable................................              $  3,725                  2,671
   Customers' deposits and billings
     in excess of costs and
     estimated earnings ...........................                 1,273                  2,180
   Accrued salaries, wages, and
     commissions...................................                   658                    304
   Income taxes payable............................                     -                    894
   Accrued product warranty........................                   811                    925
   Deferred gain on sale-leaseback.................                   165                    165
   Accrued other liabilities.......................                 1,258                  2,507
                                                                   ------                 ------
       Total current liabilities...................                 7,890                  9,646
                                                                   ------                 ------

Long-term liabilities:
   Deferred gain on sale-leaseback.................                   440                    523
   Deferred income taxes payable...................                 1,852                  1,594
   Deferred compensation...........................                    47                     42
                                                                   ------                 ------
       Total long-term liabilities.................                 2,339                  2,159
                                                                   ------                 ------

Commitments and contingencies

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 4,295,060 shares as
       of June 30, 2004 and 4,277,595
       shares as of December 31, 2003..............                 4,295                  4,278
     Additional paid-in capital....................                 7,911                  7,586
     Retained earnings.............................                10,271                 10,105
                                                                   ------                 ------
       Total stockholders' equity..................                22,477                 21,969
                                                                   ------                 ------

       Total liabilities and stockholders' equity..              $ 32,706                 33,774
                                                                   ======                 ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2004 and 2003
     (In Thousands, Except Share And Per Share Data)


                                  Three Months Ended                    Six Months Ended
                          ----------------------------------    ----------------------------------
                              June 30,          June 30,           June 30,          June 30,
                                2004              2003               2004              2003
                          ----------------  ----------------    ----------------  ----------------
Net sales.................    $    9,638            10,983             20,214            19,547
Cost of sales.............         7,304             8,059             15,250            14,419
                               ---------         ---------          ---------         ---------
Gross profit on sales.....         2,334             2,924              4,964             5,128
                               ---------         ---------          ---------         ---------

Selling, general and
   administrative
   expenses...............         2,074             1,874              4,117             3,871
Product development
   costs..................           133               139                205               302
Restructuring charges
   (credit)...............             -                 -                  -              (170)
Interest expense..........             -               151                  -               369
Interest income...........           (40)              (22)               (51)              (46)
Equity in income of
   joint venture..........             -               (89)                 -              (251)
Loss (gain) on
   disposition of
   property, plant
   and equipment..........             -                 2                  -            (1,361)
Other income, net.........           (53)             (126)               (99)             (259)
                               ---------         ---------          ---------         ---------
                                   2,114             1,929              4,172             2,455
                               ---------         ---------          ---------         ---------

Earnings before
   income taxes...........           220               995                792             2,673
Income tax expense........            91               378                322             1,045
                               ---------         ---------          ---------         ---------
Net earnings..............    $      129               617                470             1,628
                               =========         =========          =========         =========

Basic earnings
   per share..............    $      .03               .14                .11               .38
                               =========         =========          =========         =========

Diluted earnings
   per share..............    $      .03               .14                .11               .38
                               =========         =========          =========         =========

Weighted average
   shares outstanding.....     4,281,961         4,266,799          4,280,090         4,262,213
Dilutive effect of
   stock options..........        83,824            89,955             86,192            78,021
                               ---------         ---------          ---------         ---------
Weighted average
   shares outstanding
   assuming dilution......     4,365,785         4,356,754          4,366,282         4,340,234
                               =========         =========          =========         =========

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2004 and 2003
     (In Thousands)


                                        Three Months Ended                Six Months Ended
                                 ------------------------------    ------------------------------
                                    June 30,        June 30,          June 30,        June 30,
                                      2004            2003              2004            2003
                                 --------------  --------------    --------------  --------------
Net earnings.....................   $    129            617               470           1,628
Other comprehensive
   income (loss), net of tax:
     Interest rate swap:
       Change in fair value
         of derivative, net
         of tax..................          -              -                 -              (8)
                                      ------         ------            ------          ------
         Total other
            comprehensive
            income (loss)........          -              -                 -              (8)
                                      ------         ------            ------          ------

         Comprehensive
            income...............   $    129            617               470           1,620
                                      ======         ======            ======          ======


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2004 and 2003
     (In Thousands, Except Share Data)


                                                                     Six Months Ended
                                                          ----------------------------------------
                                                               June 30,             June 30,
                                                                 2004                 2003
                                                          -------------------  -------------------
Cash flows from operating activities:
   Net earnings .......................................        $    470                1,628
   Adjustments to reconcile net earnings
     to net cash provided (used) by operating
     activities:
       Depreciation of plant and equipment.............             214                  283
       Amortization of intangibles.....................               -                   40
       Gain on disposition of property,
         plant and equipment...........................               -               (1,361)
       Amortization of deferred gain on sale-
         leaseback.....................................             (83)                 (56)
       Cash dividend received from joint venture.......               -                1,000
       Equity in income of joint venture...............               -                 (251)
       Issuance of common shares as interest
         payment on subordinated notes.................               -                   90
       Change in operating assets and liabilities:
           Receivables.................................             157                 (760)
           Costs and estimated earnings in
              excess of billings.......................             (15)                (538)
           Inventories.................................            (520)                (137)
           Deferred tax expenses.......................             808                  216
           Prepaid expenses and other
              current assets...........................             155                  185
           Accounts payable............................           1,054                  814
           Customers' deposits and billings
              in excess of costs and estimated
              earnings.................................            (907)                (454)
           Accrued salaries, wages, and
              commissions..............................             354                  (81)
           Income taxes payable........................            (894)                 291
           Accrued product warranty....................            (114)                  52
           Accrued other liabilities...................          (1,249)                (340)
           Deferred compensation.......................               5                    8
                                                                 ------               ------
  Net cash provided (used) by
     operating activities..............................            (565)                 629
                                                                 ------               ------

Cash flows from investing activities:
   Proceeds from the disposition of
     property, plant and equipment ....................               -                2,734
   Additions to property, plant and equipment..........            (150)                (145)
                                                                 ------               ------
   Net cash provided (used) by
     investing activities..............................            (150)               2,589
                                                                 ------               ------


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended June 30, 2004 and 2003
     (In Thousands, Except Share Data)


                                                                     Six Months Ended
                                                          ----------------------------------------
                                                               June 30,             June 30,
                                                                 2004                 2003
                                                          -------------------  -------------------

Cash flows from financing activities:
   Sale of common shares in connection
     with employee incentive stock
     option plan......................................               38                    8
   Decrease in restricted cash........................                -                  865
   Repayment of long-term debt........................                -               (4,975)
                                                                 ------               ------
       Net cash provided (used) by
         financing activities.........................               38               (4,102)
                                                                 ------               ------

   Decrease in cash and
     cash equivalents.................................             (677)                (884)
   Cash and cash equivalents,
     beginning of period..............................            5,591                5,385
                                                                 ------               ------
   Cash and cash equivalents,
     end of period....................................         $  4,914                4,501
                                                                 ======               ======

   Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
         Interest.....................................         $      -                  293
                                                                 ======               ======
         Income taxes.................................         $    611                 (370)
                                                                 ======               ======


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2004 and 2003


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

     A roll-forward of restructuring activities is as follows (in thousands):

                       Beginning                                                       Ending
                        Balance       Charge/       Cash                               Balance
                       January 1     (Credit)     Spending     Reclassification        June 30
                      ------------ ------------- ------------ ------------------- ------------------
     2004............    $  68            -            (5)              -                 63
     2003............    $ 216         (170)          (34)            170                182

     The $63,000 restructuring accrual at June 30, 2004 relates to professional fees for the 2001 restructuring that are still expected to be paid and is included in accrued other liabilities.

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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2004 and 2003


     A roll-forward of warranty activities is as follows (in thousands):

                           Beginning                                                 Ending
                            Balance                                                 Balance
                           January 1        Additions          Deductions           June 30
                         ------------- ------------------  -----------------  -------------------
  2004..................     $ 925              73                (187)                811
  2003..................     $ 894             168                (116)                946



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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2004 and 2003


     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales by brand during the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

     For the three months ended June 30, 2004:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  1,748            6,646          8,394           87.1%
     Aftermarket sales.............        748              496          1,244           12.9%
                                        ------           ------         ------          -----
     Total sales...................   $  2,496            7,142          9,638          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      25.9%            74.1%         100.0%

     For the three months ended June 30, 2003:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  2,270            7,548          9,818           89.4%
     Aftermarket sales.............        756              409          1,165           10.6%
                                        ------           ------         ------          -----
     Total sales...................   $  3,026            7,957         10,983          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      27.6%            72.4%         100.0%

     For the six months ended June 30, 2004:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  3,829           13,788         17,617           87.2%
     Aftermarket sales.............      1,580            1,017          2,597           12.8%
                                        ------           ------         ------          -----
     Total sales...................   $  5,409           14,805         20,214          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      26.8%            73.2%         100.0%

     For the six months ended June 30, 2003:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  4,877           12,325         17,202           88.0%
     Aftermarket sales.............      1,521              824          2,345           12.0%
                                        ------           ------         ------          -----
     Total sales...................   $  6,398           13,149         19,547          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      32.7%            67.3%         100.0%

     The Company's products are sold worldwide through its own sales personnel, along with a network of independent distributors and licensees. Domestic and international sales by brand during the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

     For the three months ended June 30, 2004:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  2,204            7,011          9,215           95.6%
     International sales...........        292              131            423            4.4%
                                        ------           ------         ------          -----
     Total sales...................   $  2,496            7,142          9,638          100.0%
                                        ======           ======         ======          =====

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2004 and 2003


     For the three months ended June 30, 2003:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  2,561            7,270          9,831           89.5%
     International sales...........        465              687          1,152           10.5%
                                        ------           ------         ------          -----
     Total sales...................   $  3,026            7,957         10,983          100.0%
                                        ======           ======         ======          =====

     For the six months ended June 30, 2004:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  4,429           14,542         18,971           93.9%
     International sales...........        980              263          1,243            6.1%
                                        ------           ------         ------          -----
     Total sales...................   $  5,409           14,805         20,214          100.0%
                                        ======           ======         ======          =====

     For the six months ended June 30, 2003:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  5,844           12,236         18,080           92.5%
     International sales...........        554              913          1,467            7.5%
                                        ------           ------         ------          -----
     Total sales...................   $  6,398           13,149         19,547          100.0%
                                        ======           ======         ======          =====

     The Company identifies operating segments based on the types of products offered for sale as follows:

For the Three Months Ended
June 30, 2004 (In Thousands):                     SI Systems          Ermanco            Total
-------------------------------------------    ----------------  ----------------  ----------------
Sales.....................................         $  2,496             7,142             9,638
Earnings (loss) before interest
  expense, interest income, and
  income taxes............................             (204)              384               180
Total assets..............................            3,538            29,168            32,706
Capital expenditures......................               27                57                84
Depreciation and amortization
  expense.................................               29                75               104

For the Three Months Ended
June 30, 2003 (In Thousands):                     SI Systems          Ermanco            Total
-------------------------------------------    ----------------  ----------------  ----------------
Sales.....................................         $  3,026             7,957            10,983
Earnings before interest expense,
  interest income, equity in income of
  joint venture, gain (loss) on
  disposition of property, plant and
  equipment, and income taxes.............              183               854             1,037
Gain (loss) on disposition of property,
  plant and equipment.....................                -                (2)               (2)
Total assets..............................            5,214            29,155            34,369
Capital expenditures......................                8                15                23
Depreciation and amortization
  expense.................................               35               101               136

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2004 and 2003


For the Six Months Ended
June 30, 2004 (In Thousands):                     SI Systems          Ermanco            Total
-------------------------------------------    ----------------  ----------------  ----------------
Sales.....................................         $  5,409            14,805            20,214
Earnings (loss) before interest
  expense, interest income, and
  income taxes............................             (241)              982               741
Total assets..............................            3,538            29,168            32,706
Capital expenditures......................               52                98               150
Depreciation and amortization
  expense.................................               53               161               214

For the Six Months Ended
June 30, 2003 (In Thousands):                     SI Systems          Ermanco            Total
-------------------------------------------    ----------------  ----------------  ----------------
Sales.....................................         $  6,398            13,149            19,547
Earnings before interest expense,
  interest income, restructuring
  credits, equity in income of
  joint venture, gain (loss) on
  disposition of property, plant and
  equipment, and income taxes.............              236               978             1,214
Restructuring credits.....................              170                 -               170
Gain (loss) on disposition of property,
  plant and equipment.....................            1,363                (2)            1,361
Total assets..............................            5,214            29,155            34,369
Capital expenditures......................               34               111               145
Depreciation and amortization
  expense.................................               82               201               283


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

     In December 2003, the FASB issued Interpretation No. 46 (revised December
     2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company is required to apply FIN 46R to variable interest entities ("VIE") created after December 31, 2003. For variable interests in VIE's created before January 1, 2004, FIN 46R will be applied beginning January 1, 2005. The application of FIN 46R is not expected to have a material effect on the Company's financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2004 and 2003


(6)  Sale-Leaseback
     --------------
     In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $17,703 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008. The sale-leaseback resulted in a gain of $2,189,000, of which $1,363,000 was recorded as a gain during the three months ended March 31, 2003. The remaining gain of $826,000 was deferred and is being recognized as a reduction in rent expense over the term of the lease. During the three months ended June 30, 2004 and June 30, 2003, $42,000 and $40,000, respectively, of the deferred gain was recognized. During the six months ended June 30, 2004 and June 30, 2003, $83,000 and $56,000, respectively, of the deferred gain was recognized.


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


(8)  Line of Credit
     --------------
     The Company has a line of credit facility which may not exceed $5,000,000, $4,800,000 available, as amended, and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%.

     The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. The Company was in compliance with all covenants as of June 30, 2004. As of June 30, 2004, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2005.


(9)  Long-Term Debt
     --------------
     The Company received $14,000,000 in the form of a seven-year term loan from its principal bank to finance the acquisition of Ermanco on September 30, 1999. The interest rate on the term loan was variable at a rate equal to the three-month LIBOR Market Index Rate plus 2.65%.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2004 and 2003


     Also in connection with the acquisition of Ermanco, on September 30, 1999, the Company issued promissory notes to the stockholders of Ermanco, including notes in the amounts of $1,382,861 and $1,001,382 to Steven Shulman and Leon C. Kirschner, respectively. Mr. Shulman is a director of the Company, and Mr. Kirschner serves as the President of Ermanco and Chief Operating Officer of the Company. The notes, with an original term of seven years, bore interest at an annual rate of 10% through September 30, 2002, and 12% from October 1, 2002 through the prepayment date. Interest on the promissory notes was payable quarterly, in cash or under certain conditions, in the Company's common stock upon approval of the Company's Board of Directors.

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

     Components of Net Periodic Pension Expense (Benefit)
     ---------------------------------------------------
     The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over 30 years. The net periodic pension expense (benefit) and total pension expense (benefit) for the three and six months ended June 30, 2004 and 2003 includes the following components (in thousands):

                                                 Three Months Ended              Six Months Ended
                                            ----------------------------    --------------------------
                                              June 30,        June 30,        June 30,      June 30,
                                                2004            2003            2004          2003
                                            ------------    ------------    ------------  ------------
     Service cost-benefits earned             $    24              22              47            44
       during the period..................
     Interest cost on projected
        benefit obligation................         11              10              22            40
     Expected return on plan
        assets - increase.................        (15)            (13)            (29)          (65)
     Recognized net actuarial
        loss (gain).......................          1               1               2            (4)
                                               ------          ------          ------        ------
     Net periodic pension expense.........         21              20              42            15
     Curtailment cost (settlement
        credit)...........................          -               -               -          (144)
                                               ------          ------          ------        ------
    Total pension expense (benefit)......    $     21              20        $     42          (129)
                                               ======          ======          ======        ======

     Contributions
     -------------
     The Company did not make any contributions to its defined benefit plan during the three and six months ended June 30, 2004. The Company expects total pension plan contributions to its defined benefit plan to approximate $41,000 for the year ended December 31, 2004.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2004 and 2003


(11) Stock-Based Compensation
     ------------------------
     The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense on options granted to employees for the stock option grants. The Company recognizes compensation expense on options granted to non-employee directors. To date, the effect of options granted to non-employee directors has been immaterial. Additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by FAS 148, is included below. If the Company had elected to recognize stock-based compensation expense for options granted to employees based on the fair value of granted options at the grant date (as determined under FAS 123), net earnings (in thousands) and basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003, would have been as follows:

                                                 Three Months Ended                Six Months Ended
                                            ----------------------------    ----------------------------
                                               June 30,        June 30,        June 30,      June 30,
                                                 2004            2003            2004          2003
                                            -------------  -------------    -------------  -------------
     Net earnings, as reported............     $   129             617             470         1,628
     Deduct:  total stock-based
        employee compensation
        determined under fair value
        method, net of related tax
        effects...........................         (29)            (60)            (63)         (132)
                                                 -----           -----           -----         -----
     Pro forma net earnings...............     $   100             557             407         1,496
                                                 =====           =====           =====         =====

     Earnings per share:
       Basic-- as reported................     $   .03             .14             .11           .38
                                                 =====           =====           =====         =====
       Basic-- pro forma..................     $   .02             .13             .10           .35
                                                 =====           =====           =====         =====
       Diluted-- as reported..............     $   .03             .14             .11           .38
                                                 =====           =====           =====         =====
       Diluted-- pro forma................     $   .02             .13             .09           .34
                                                 =====           =====           =====         =====


     The above pro forma net earnings and basic and diluted earnings per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. No options were granted to employees during the three and six months ended June 30, 2004 and the year ended December 31, 2003.

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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2004 and 2003


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

                    ----------------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements for the period ended June 30, 2004, and the cautionary statements and consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties, identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports.

                    ----------------------------------------

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

                    ----------------------------------------

Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises above 80%, as occurred in fiscal 2000, the Company may see an increase in rate of new orders, and therefore, an increase in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the six months ended June 30, 2004, and for the years ended December 31, 2003, 2002, 2001, and 2000.

                                         Six Months                Year Ended December 31,
                                           Ended           --------------------------------------
(Dollars in Thousands)                 June 30, 2004         2003      2002      2001      2000
                                   --------------------    --------  --------  --------  --------
Backlog of orders - Beginning....        $ 10,525            6,924    13,342    22,913    23,685
   Add: orders...................          19,514           40,896    31,806    41,181    63,534
   Less: sales...................          20,214           37,295    38,224    50,752    64,306
                                           ------           ------    ------    ------    ------
Backlog of orders - Ending.......        $  9,825           10,525     6,924    13,342    22,913
                                          =======           ======    ======    ======    ======

Capacity Utilization (1)..........          76.7%            74.8%     75.6%     77.7%     82.6%

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Current Ratio
     -------------
     The Company's current ratio, which is the ratio of current assets to current liabilities, has been relatively consistent. Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio as of June 30, 2004 and as of December 31, 2003, 2002, 2001, and 2000:

                                             As of               As of December 31,
                                            June 30,   --------------------------------------
(Dollars in Thousands)                        2004       2003      2002      2001      2000
                                          ------------ --------  --------  --------  --------

Current assets...........................   $ 13,687     14,691   15,444    19,200    22,850
                                              ------     ------   ------    ------    ------
Current liabilities......................      7,890      9,646    9,472    13,388    15,193

Current ratio............................       1.73       1.52     1.63      1.43      1.50

     Debt to Equity Ratio
     --------------------
     With an emphasis over the past several years on generating cash flows to eliminate the Company's senior and subordinated debt, the Company has eliminated its financial leverage as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the absence of debt provides greater protection for its shareholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio as of June 30, 2004, and as of December 31, 2003, 2002, 2001, and 2000:

                                             As of               As of December 31,
                                            June 30,   --------------------------------------
(Dollars in Thousands)                        2004       2003      2002      2001      2000
                                          ------------ --------  --------  --------  --------

Current installments of
   long-term debt........................   $      -      1,437    2,305     1,521
Long-term debt...........................          -          -    7,263     9,900    12,780
                                              ------     ------   ------    ------    ------
Total debt...............................          -          -    8,700    12,205    14,301
                                              ------     ------   ------    ------    ------
Total stockholders' equity...............   $ 22,477     21,969   17,829    16,881    16,980
                                              ======     ======   ======    ======    ======

Debt to equity ratio.....................          -          -      .49       .72       .84

                    ----------------------------------------

Critical Accounting Policies and Estimates
------------------------------------------
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and other financial information, including the related disclosure of commitments and contingencies at the date of our financial statements. Actual results may, under different assumptions and conditions, differ significantly from our estimates.
     We believe that our accounting policies related to revenue recognition on system sales, warranty, inventories, allowance for doubtful accounts, and asset impairments as described below, are our "critical accounting policies." These policies have been reviewed with the Audit Committee of the Board of Directors and are discussed in greater detail below.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of June 30, 2004, there were no contracts that are anticipated to result in a loss.
     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company has not had any significant cost overruns resulting in loss of profits during the three and six months ended June 30, 2004.

     Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, ranging from one to two percent depending on the type of system sold, and a detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The recorded warranty reserve as of June 30, 2004 was $811,000.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Asset Impairments (Continued)
     -----------------
related assumptions change the fair value of the asset in the future, the Company may be required to record impairment charges. The book value of goodwill as of June 30, 2004 was $17,657,000.

                    ----------------------------------------


(a)   Results of Operations-- Six Months Ended June 30, 2004 Compared to the
      ----------------------------------------------------------------------
      Six Months Ended June 30, 2003
      ------------------------------

Earnings Summary
----------------
     The Company had net earnings of $470,000 (or $0.11 basic earnings per share) for the six months ended June 30, 2004, compared to net earnings of $1,628,000 (or $0.38 basic earnings per share) for the six months ended June 30, 2003. The decrease in net earnings was primarily due to the prior year comparable period containing:
      o a pre-tax gain on the sale-leaseback of the Company's Easton, Pennsylvania facility of $1,363,000;
      o a restructuring credit of $170,000 pertaining to the final settlement of the remaining pension obligations associated with the Company's terminated pension plan;
      o equity in income of the Company's former SI/BAKER joint venture of $251,000; and
      o royalty income from the Company's former SI/BAKER joint venture of $168,000.
     Offsetting the above decrease in net earnings for the six months ended June 30, 2004 was a reduction of $369,000 in interest expense as a result of the elimination of the Company's senior and subordinated debt in September 2003.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                2004              2003
                                                           --------------    --------------
Net sales.............................................      $ 20,214,000       19,547,000
Cost of sales.........................................        15,250,000       14,419,000
                                                              ----------       ----------
Gross profit on sales.................................      $  4,964,000        5,128,000
                                                              ==========       ==========

Gross profit as a percentage of sales.................             24.6%            26.2%
                                                                   ====             ====

     The net sales increase was primarily attributable to an increase in Ermanco branded sales of $1,656,000, partially offset by a decline of approximately $989,000 in SI Systems branded sales. The increase in Ermanco branded sales was primarily attributable to a larger backlog of Ermanco branded orders entering fiscal 2004 when compared to the backlog of Ermanco branded orders entering fiscal 2003. The decline in SI Systems branded sales was associated with delays in customer buying decisions and competitive pressures.
     Gross profit, as a percentage of sales, for the six months ended June 30, 2004, when compared to the six months ended June 30, 2003, was unfavorably impacted by approximately 0.6% due to competitive pricing pressures and product mix, and by approximately 1.0% due primarily to the lower sales volume experienced during the second quarter of 2004 to cover fixed overhead costs.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(a)   Results of  Operations -- Six Months Ended June 30, 2004 Compared to the
---   ----------  ------------------------------------------------------------
      Six Months Ended June 30, 2003 (Continued)
      ------------------------------

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $4,117,000 were higher by $246,000 for the six months ended June 30, 2004 than for the six months ended June 30, 2003. The increase was comprised of the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $283,000, an increase in marketing expenses primarily associated with product promotion and marketing research totaling $42,000, and severance costs of $115,000. Partially offsetting these increases were collections of $172,000 during the second quarter of 2004 on accounts receivable previously recognized as uncollectible.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $205,000 was lower by $97,000 for the six months ended June 30, 2004 than for the six months ended June 30, 2003. Development programs in the six months ended June 30, 2004 were aimed at enhancements to the Company's sortation and accumulation conveyor technologies, and improvements to the Company's Order Picking, Fulfillment, and Replenishment systems. Development programs in the six months ended June 30, 2003 included the new NBA-23(TM) narrow belt accumulation conveyor, computer software for warehousing and distribution center operations, and improvements to the Company's Order Picking, Fulfillment, and Replenishment systems.

Restructuring Charges (Credits)
-------------------------------
     In 2001, the Company restructured its business operations, including curtailment of a defined benefit plan. In February 2003, the Company settled its remaining pension obligations by purchasing annuities and correspondingly recorded a restructuring credit of $170,000.

Interest Expense
----------------
     In September 2003, the Company repaid all of its outstanding senior and subordinated debt. The Company had no interest expense in the six months ended June 30, 2004, as compared to $369,000 of interest expense for the six months ended June 30, 2003.

Equity in Income of Joint Venture
---------------------------------
     In September 2003, the Company sold its entire ownership interest in SI/BAKER, INC. During the six months ended June 30, 2003, equity in income of the SI/BAKER joint venture was $251,000.

Gain on Disposition of Property, Plant and Equipment
----------------------------------------------------
     The gain on the disposition of property, plant and equipment of $1,361,000 for the six months ended June 30, 2003 was primarily attributable to the sale-leaseback of the Company's Easton, Pennsylvania facility in February 2003. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded in 2003. The remaining gain of $826,000 was deferred and is being recognized as a reduction in rent expense over the five-year term of the lease.

Other Income, Net
-----------------
     In September 2003, the Company sold its entire ownership interest in SI/BAKER, INC. The unfavorable variance of $160,000 in other income, net for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was primarily attributable to revenue-based royalty income from the Company's SI/BAKER recognized during the first half of 2003.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(a)   Results of  Operations -- Six Months Ended June 30, 2004 Compared to the
---   ----------  ------------------------------------------------------------
      Six Months Ended June 30, 2003 (Continued)
      ------------------------------

Income Tax Expense
------------------
     The Company recognized income tax expense of $322,000 during the six months ended June 30, 2004 compared to income tax expense of $1,045,000 during the six months ended June 30, 2003. Income tax expense was generally recorded at statutory federal and state tax rates.


(b)   Results of Operations - Three Months Ended June 30, 2004 Compared to the
---   ------------------------------------------------------------------------
      Three Months Ended June 30, 2003
      --------------------------------

Earnings Summary
----------------
     The Company had net earnings of $129,000 (or $0.03 basic earnings per share) for the three months ended June 30, 2004, compared to net earnings of $617,000 (or $0.14 basic earnings per share) for the three months ended June 30, 2003. The decrease in net earnings was primarily due to the prior year comparable period containing:
      o higher revenues and gross profit of $1,345,000 and $590,000, respectively, as described below;
      o lower selling, general and administrative expenses by $200,000 as described below;
      o equity in income of the Company's former SI/BAKER joint venture of $89,000; and
      o royalty income from the Company's former SI/BAKER joint venture of $85,000.
     Offsetting the above decrease in net earnings for the three months ended June 30, 2004 was a reduction of $151,000 in interest expense as a result of the elimination of the Company's senior and subordinated debt in September 2003.

With the exception of the following Statement of Operations captions, changes in the second quarter of 2004 compared to the prior year were consistent with those previously noted above for the six-month period.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                2004                  2003
                                                          ----------------      ----------------
Net sales.............................................       $ 9,638,000           10,983,000
Cost of sales.........................................         7,304,000            8,059,000
                                                               ---------           ----------
Gross profit on sales.................................       $ 2,334,000            2,924,000
                                                               =========           ==========

Gross profit as a percentage of sales.................             24.2%                26.6%
                                                                   ====                  ====

     The net sales decrease was primarily attributable to a decrease in Ermanco branded sales of $815,000 and a decline of $530,000 in SI Systems branded sales. The decrease in Ermanco branded sales was primarily attributable to the prior year comparable period containing a greater amount of sales due to progress made on orders received during the first half of 2003 based on contract completion requirements. The decline in SI Systems branded sales was associated with delays in customer buying decisions and competitive pressures.
     Gross profit, as a percentage of sales, for the three months ended June 30, 2004 was unfavorably impacted by approximately 3.3% due to the lower sales volume to cover fixed overhead costs for the three months ended June 30, 2004. Partially offsetting the aforementioned unfavorable variance by approximately 1.0% was the favorable performance on several contracts initiated in the prior year that were completed during the second quarter of 2004 and product mix.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(b)   Results of Operations - Three Months Ended June 30, 2004 Compared to the
---   ------------------------------------------------------------------------
      Three Months Ended June 30, 2003 (Continued)
      --------------------------------

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $2,074,000 were higher by $200,000 for the three months ended June 30, 2004 than for the three months ended June 30, 2003. The increase was comprised of the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $120,000, an increase in marketing expenses primarily associated with product promotion and marketing research totaling $107,000, and severance costs of $115,000. Partially offsetting these increases were collections of $172,000 during the second quarter of 2004 on accounts receivable previously recognized as uncollectible.


                    ----------------------------------------


Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents decreased to $4,914,000 at June 30, 2004 from $5,591,000 at December 31, 2003. The decrease resulted primarily from:
      o  cash used by operating activities totaling $565,000; and
      o  purchases of capital equipment of $150,000.
     Cash used by operating activities of $565,000 during the six months ended June 30, 2004 as compared to cash provided by operating activities of $629,000 during the six months ended June 30, 2003 decreased primarily due to the payment of settlement and legal costs of $1,197,000 associated with an action against the Company by a competitor relating to the Company's intellectual property. Also contributing to cash provided by operating activities during the six months ended June 30, 2003 was the receipt of a federal income tax refund of $1,093,000 and the receipt of a $1,000,000 cash dividend from the SI/BAKER joint venture.
     In 2003, the Company repaid all of its outstanding term debt and subordinated debt.
     The Company's line of credit facility may not exceed $5,000,000, $4,800,000 available, as amended, and is to be used primarily for working capital purposes. The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. As of June 30, 2004, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2005.
     The Company anticipates that its financial resources, consisting of cash generated from operations and its line of credit, will be adequate to satisfy its future cash requirements through the next year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers.
     The Company plans to consider strategic alternatives to increase shareholder value, including expansion opportunities as they arise, although the ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion.


                    ----------------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Contractual Obligations
-----------------------
     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $33,283 through September 30, 2004. Thereafter, monthly rentals are $29,310 (with annual increases of 2.5%). The terms of the lease require the payment by Ermanco of all taxes, insurance, and other ownership related costs of the property. The lease, as amended on April 1, 2004, expires on September 30, 2008.
     In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $17,703 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008.
     The Company also leases certain automobiles and office equipment, computer equipment, and software under various operating leases with terms extending through September 2007.
     Future contractual obligations and commercial commitments at June 30, 2004 as noted above are as follows:

                                              Payments Due by Period
                    ---------------------------------------------------------------------------------
                         Total          2004         2005        2006         2007         2008
                         -----          ----         ----        ----         ----         ----
Contractual
obligations:
  Operating
   leases........     $ 2,498,000      348,000      636,000     590,000      606,000      318,000
                        ---------    ---------    ---------   ---------   ----------    ---------
   Total.........     $ 2,498,000      348,000      636,000     590,000      606,000      318,000
                        =========    =========    =========   =========   ==========    =========

                                                       Amount of Commitment
                                                      Expiration Per Period
                                 -----------------------------------------------------------------
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

Off-Balance Sheet Arrangements
------------------------------
     As of June 30, 2004, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

                    ----------------------------------------

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


                    ----------------------------------------


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


Item 4.       Controls and Procedures
-------       -----------------------

(a) An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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


Item 4.       Submission of Matter to a Vote of Security Holders
-------       --------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on June 23, 2004 with the following item being submitted to a vote of stockholders:

     1. The election of five directors to the Board of Directors.

     Details of the proposal noted above was provided to stockholders in the form of a Notice of Annual Meeting and Proxy Statement mailed on May 18, 2004, with such solicitation being in accordance with Regulation 14 of the Securities and Exchange Act of 1934.
     There was no solicitation in opposition to the management's nominees listed in the Proxy Statement, and all the management's nominees were elected.
     The voting results on the election of directors are set forth as follows:

     1. Election of Directors:

         Name of Nominee                 Votes For         Votes Withheld         Non-Voting
         ---------------                 ---------         --------------         ----------
         L. Jack Bradt                   3,389,436            478,721              409,438
         Theodore W. Myers               3,626,995            241,162              409,438
         Anthony W. Schweiger            3,630,869            237,288              409,438
         Steven Shulman                  3,394,582            473,575              409,438
         Leonard S. Yurkovic             3,409,035            459,122              409,438

Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

              (a)  Exhibits:

                   10.27 Amendment to Lease Agreement by and between Spring Lake Properties Holdings, L.C.
                             and Ermanco Incorporated dated April 1, 2004
                            (filed herewith).
                   31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, President and CEO (filed herewith).
                   31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).
                   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, President and CEO (filed herewith).
                   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).

              (b) The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

                   A Current Report on Form 8-K was furnished on May 12, 2004 announcing the Company's financial results for the first quarter ended March 31, 2004.

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





Dated:      August 12, 2004
          -------------------