Form 10-Q
period 2004-09-30
PARAGON TECHNOLOGIES INC
filed 2004-11-12
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended September 30, 2004


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

Number of shares of common stock, par value $1.00 per share, outstanding as of November 5, 2004: 4,260,360.
                  ---------

                            Paragon Technologies, Inc.
                                TABLE OF CONTENTS


                                                                                              Page
                                                                                             Number
                                                                                          -----------
PART I -- FINANCIAL INFORMATION

     Item 1.      Financial Statements:
                     Consolidated Balance Sheets (Unaudited)............................        1
                     Consolidated Statements of Operations (Unaudited)..................        3
                     Consolidated Statements of Comprehensive
                        Income (Unaudited)..............................................        4
                     Consolidated Statements of Cash Flows (Unaudited)..................        5
                     Notes to Consolidated Financial Statements (Unaudited).............        7

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................       16

     Item 3.      Quantitative and Qualitative Disclosures About
                     Market Risk........................................................       24

     Item 4.      Controls and Procedures...............................................       24



PART II -- OTHER INFORMATION

     Item 1.      Legal Proceedings.....................................................       25

     Item 2.      Unregistered Sales of Equity Securities and Use
                     of Proceeds........................................................       25

     Item 3.      Defaults Upon Senior Securities.......................................       25

     Item 4.      Submission of Matters to a Vote of Security Holders...................       25

     Item 5.      Other Information.....................................................       26

     Item 6.      Exhibits..............................................................       26


SIGNATURES..............................................................................       27


EXHIBIT INDEX...........................................................................       28

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2004 and December 31, 2003
     (In Thousands, Except Share Data)


                                                                (UNAUDITED)
                                                                September 30,         December 31,
                                                                    2004                  2003
                                                            -------------------    ------------------
Assets
------

Current assets:
   Cash and cash equivalents......................               $  3,733                5,591

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $216 as of September 30,
       2004 and $265 as of December
       31, 2003)...................................                 7,140                5,277
     Notes and other receivables...................                   236                   38
                                                                   ------               ------
       Total receivables...........................                 7,376                5,315
                                                                   ------               ------

   Costs and estimated earnings in excess
     of billings...................................                   258                  521

   Inventories:
     Raw materials.................................                 1,332                  926
     Work-in-process...............................                   226                  106
     Finished goods................................                   261                  159
                                                                   ------               ------
       Total inventories...........................                 1,819                1,191
                                                                   ------               ------

   Deferred income tax benefits....................                   772                1,444
   Prepaid expenses and other current assets.......                   727                  629
                                                                   ------               ------
       Total current assets........................                14,685               14,691
                                                                   ------               ------

Property, plant and equipment, at cost:
   Leasehold improvements..........................                   228                  228
   Machinery and equipment.........................                 3,856                3,643
                                                                   ------               ------
                                                                    4,084                3,871
   Less:  accumulated depreciation.................                 2,781                2,455
                                                                   ------               ------
     Net property, plant and equipment.............                 1,303                1,416
                                                                   ------               ------

Goodwill...........................................                17,657               17,657
Other assets.......................................                    10                   10
                                                                   ------               ------
Total assets.......................................              $ 33,655               33,774
                                                                   ======               ======


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2004 and December 31, 2003
     (In Thousands, Except Share Data)


                                                                (UNAUDITED)
                                                                September 30,         December 31,
                                                                    2004                  2003
                                                            -------------------    ------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable................................              $  3,389                2,671
   Customers' deposits and billings
     in excess of costs and
     estimated earnings ...........................                 2,426                2,180
   Accrued salaries, wages, and
     commissions...................................                   455                  304
   Income taxes payable............................                     -                  894
   Accrued product warranty........................                   766                  925
   Deferred gain on sale-leaseback.................                   165                  165
   Accrued other liabilities.......................                 1,280                2,507
                                                                   ------               ------
       Total current liabilities...................                 8,481                9,646
                                                                   ------               ------

Long-term liabilities:
   Deferred gain on sale-leaseback.................                   399                  523
   Deferred income taxes payable...................                 1,967                1,594
   Deferred compensation...........................                    47                   42
                                                                   ------               ------
       Total long-term liabilities.................                 2,413                2,159
                                                                   ------               ------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 4,276,060 shares as
       of September 30, 2004 and 4,277,595
       shares as of December 31, 2003..............                 4,276                4,278
   Additional paid-in capital......................                 7,876                7,586
   Retained earnings...............................                10,609               10,105
                                                                   ------               ------
       Total stockholders' equity..................                22,761               21,969
                                                                   ------               ------

       Total liabilities and stockholders' equity..              $ 33,655               33,774
                                                                   ======               ======


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2004 and 2003
     (In Thousands, Except Share And Per Share Data)


                                   Three Months Ended                    Nine Months Ended
                          ------------------------------------ ------------------------------------
                            September 30,     September 30,      September 30,      September 30,
                                2004              2003               2004               2003
                          ----------------  -----------------  -----------------  -----------------
Net sales.................   $    10,754             8,742             30,968            28,289
Cost of sales.............         7,738             6,508             22,988            20,927
                               ---------         ---------          ---------         ---------
Gross profit on sales.....         3,016             2,234              7,980             7,362
                               ---------         ---------          ---------         ---------

Selling, general and
   administrative
   expenses...............         2,228             2,992              6,345             6,863
Product development
   costs..................            69                60                274               363
Restructuring charges
   (credit)...............             -                 -                  -              (170)
Interest expense..........             -               306                  -               675
Interest income...........           (10)               (9)               (61)              (55)
Equity in income of
   joint venture..........             -                (5)                 -              (256)
Gain on sale of
   SI/BAKER joint
   venture................             -            (4,919)                 -            (4,919)
Gain on disposition of
   property, plant
   and equipment..........             -                 -                  -            (1,361)
Other income, net.........           (46)             (103)              (145)             (364)
                               ---------         ---------          ---------         ---------
                                   2,241            (1,678)             6,413               776
                               ---------         ---------          ---------         ---------

Earnings before
   income taxes...........           775             3,912              1,567             6,586
Income tax expense........           310             1,500                632             2,545
                               ---------         ---------          ---------         ---------
Net earnings..............   $       465             2,412                935             4,041
                               =========         =========          =========         =========

Basic earnings
   per share..............   $       .11               .56                .22               .95
                               =========         =========          =========         =========

Diluted earnings
   per share..............   $       .11               .55                .21               .93
                               =========         =========          =========         =========

Weighted average
   shares outstanding.....     4,290,310         4,277,345          4,282,681         4,266,778
Dilutive effect of
   stock options..........        63,710           133,799             77,672            98,206
                               ---------         ---------          ---------         ---------
Weighted average
   shares outstanding
   assuming dilution......     4,354,020         4,411,144          4,360,353         4,364,984
                               =========         =========          =========         =========

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2004 and 2003
     (In Thousands)


                                   Three Months Ended                    Nine Months Ended
                          ------------------------------------ ------------------------------------
                            September 30,     September 30,      September 30,      September 30,
                                2004              2003               2004               2003
                          ----------------  -----------------  -----------------  -----------------
Net earnings................ $       465             2,412                935             4,041

Other comprehensive
 income (loss),
  net of tax:
   Interest rate swap:
    Change in fair value
    of derivative, net
    of tax..................           -                 -                  -                (8)
                               ---------         ---------          ---------         ---------
      Total other
       comprehensive
        income (loss).......          -                 -                  -                (8)
                               ---------         ---------          ---------         ---------

         Comprehensive
            income.......... $       465             2,412                935             4,033
                               =========         =========          =========         =========

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2004 and 2003
     (In Thousands, Except Share Data)


                                                                     Nine Months Ended
                                                          ----------------------------------------
                                                             September 30,        September 30,
                                                                 2004                 2003
                                                          -------------------  -------------------
Cash flows from operating activities:
   Net earnings .......................................         $   935                4,041
   Adjustments to reconcile net earnings
     to net cash provided (used) by operating
     activities:
       Depreciation of plant and equipment.............             326                  415
       Amortization of intangibles.....................               -                   57
       Gain on disposition of property,
         plant and equipment...........................               -               (1,361)
       Gain on sale of SI/BAKER joint venture..........               -               (4,919)
       Amortization of deferred gain on sale-
         leaseback.....................................            (124)                 (96)
       Cash dividend received from joint venture.......               -                1,000
       Equity in income of joint venture...............               -                 (256)
       Noncash interest charges associated
         with settlement of interest rate
         swap contract.................................               -                  188
       Issuance of common shares as interest
         payment on subordinated notes.................               -                   90
       Change in operating assets and liabilities:
           Receivables.................................          (2,061)                 586
           Costs and estimated earnings in
              excess of billings.......................             263                 (145)
           Inventories.................................            (628)                 302
           Deferred tax expenses.......................           1,045                  259
           Prepaid expenses and other
              current assets...........................             (98)                 (31)
           Other noncurrent assets.....................               -                    1
           Accounts payable............................             718                  355
           Customers' deposits and billings
              in excess of costs and estimated
              earnings.................................             246                 (844)
           Accrued salaries, wages, and
              commissions..............................             151                  (81)
           Income taxes payable........................            (894)               1,595
           Accrued product warranty....................            (159)                  25
           Accrued other liabilities...................          (1,227)                 621
           Deferred compensation.......................               5                   10
                                                                 ------               ------
  Net cash provided (used) by
     operating activities..............................          (1,502)               1,812
                                                                 ------               ------

Cash flows from investing activities:
   Proceeds from the disposition of
     property, plant and equipment ....................               -                2,734
   Proceeds from the divestment of the SI/BAKER
     joint venture, net of advisory fees...............               -                5,500
   Additions to property, plant and equipment..........            (213)                (180)
                                                                 ------               ------
   Net cash provided (used) by
     investing activities..............................            (213)               8,054
                                                                 ------               ------

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended September 30, 2004 and 2003
     (In Thousands, Except Share Data)


                                                                    Nine Months Ended
                                                       --------------------------------------------
                                                            September 30,          September 30,
                                                                2004                   2003
                                                       ------------------------  ------------------
Cash flows from financing activities:
   Sale of common shares in connection
     with employee incentive stock
     option plan....................................              38                      12
   Repurchase and retirement of
     common stock...................................            (181)                      -
   Decrease in restricted cash......................               -                     865
   Repayment of long-term debt......................               -                  (8,700)
   Settlement of interest rate swap contract........               -                    (283)
                                                              ------                  ------
       Net cash provided (used) by
         financing activities.......................            (143)                 (8,106)
                                                              ------                  ------

   Increase (decrease) in cash and
     cash equivalents...............................          (1,858)                  1,760
   Cash and cash equivalents,
     beginning of period............................           5,591                   5,385
                                                              ------                  ------
   Cash and cash equivalents,
     end of period..................................       $   3,733                   7,145
                                                              ======                  ======

   Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
         Interest...................................       $       -                     456
                                                              ======                  ======
         Income taxes...............................       $     616                    (118)
                                                              ======                  ======

   Supplemental disclosures of noncash
     financing activities:
       Equity impact from exercise of
         non-qualified stock options................       $       -                      40
                                                              ======                  ======
       Withholding of common shares for
         income tax withholding obligations
         arising from exercise of non-
         qualified stock options....................       $       -                     (31)
                                                              ======                  ======


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2004 and 2003


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

     A roll-forward of restructuring activities is as follows (in thousands):

                       Beginning                                                       Ending
                        Balance       Charge/        Cash                              Balance
                       January 1     (Credit)      Spending     Reclassification     September 30
                      ------------ ------------- ------------ ------------------- ------------------
     2004............   $    68            -          (5)              -                   63
     2003............   $   216         (170)        (48)            170                  168

     The $63,000 restructuring accrual at September 30, 2004 relates to professional fees for the 2001 restructuring that are still expected to be paid and is included in accrued other liabilities.

     The amount reclassified out of the restructuring accrual was previously included in accrued pension and retirement savings plan liabilities.


(3)  Accrued Product Warranty
---  ------------------------
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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2004 and 2003


     A roll-forward of warranty activities is as follows (in thousands):

                           Beginning                                                 Ending
                            Balance                                                 Balance
                           January 1        Additions          Deductions         September 30
                         ------------- ------------------  -----------------  -------------------
  2004..................   $   925              70                (229)                766
  2003..................   $   894             159                (134)                919


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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2004 and 2003


     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales by brand during the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

     For the three months ended September 30, 2004:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  2,191            7,103          9,294           86.4%
     Aftermarket sales.............        920              540          1,460           13.6%
                                        ------           ------         ------          -----
     Total sales...................   $  3,111            7,643         10,754          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      28.9%            71.1%         100.0%

     For the three months ended September 30, 2003:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  2,112            5,519          7,631           87.3%
     Aftermarket sales.............        697              414          1,111           12.7%
                                        ------           ------         ------          -----
     Total sales...................   $  2,809            5,933          8,742          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      32.1%            67.9%         100.0%

     For the nine months ended September 30, 2004:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  6,020           20,891         26,911           86.9%
     Aftermarket sales.............      2,500            1,557          4,057           13.1%
                                        ------           ------         ------          -----
     Total sales...................   $  8,520           22,448         30,968          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      27.5%            72.5%         100.0%

     For the nine months ended September 30, 2003:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  6,989           17,844         24,833           87.8%
     Aftermarket sales.............      2,219            1,237          3,456           12.2%
                                        ------           ------         ------          -----
     Total sales...................   $  9,208           19,081         28,289          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      32.5%            67.5%         100.0%

     The Company's products are sold worldwide through its own sales personnel, along with a network of independent distributors and licensees. Domestic and international sales by brand during the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

     For the three months ended September 30, 2004:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  2,852            7,370         10,222           95.1%
     International sales...........        259              273            532            4.9%
                                        ------           ------         ------          -----
     Total sales...................   $  3,111            7,643         10,754          100.0%
                                        ======           ======         ======          =====

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2004 and 2003


     For the three months ended September 30, 2003:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  2,231            5,698          7,929           90.7%
     International sales...........        578              235            813            9.3%
                                        ------           ------         ------          -----
     Total sales...................   $  2,809            5,933          8,742          100.0%
                                        ======           ======         ======          =====

     For the nine months ended September 30, 2004:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  7,282           21,912         29,194           94.3%
     International sales...........      1,238              536          1,774            5.7%
                                        ------           ------         ------          -----
     Total sales...................   $  8,520           22,448         30,968          100.0%
                                        ======           ======         ======          =====

     For the nine months ended September 30, 2003:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  8,076           17,933         26,009           91.9%
     International sales...........      1,132            1,148          2,280            8.1%
                                        ------           ------         ------          -----
     Total sales...................   $  9,208           19,081         28,289          100.0%
                                        ======           ======         ======          =====

     The Company identifies operating segments based on the types of products offered for sale as follows:

For the Three Months Ended
September 30, 2004 (In Thousands):                 SI Systems           Ermanco            Total
--------------------------------                  ------------       ------------       ------------
Sales.....................................          $  3,111              7,643            10,754
Earnings (loss) before interest
  expense, interest income, and
  income taxes............................                74                691               765
Total assets..............................             5,764             27,891            33,655
Capital expenditures......................                 4                 59                63
Depreciation and amortization
  expense.................................                26                 86               112

For the Three Months Ended
September 30, 2003 (In Thousands):                 SI Systems           Ermanco            Total
--------------------------------                  ------------       ------------       ------------
Sales.....................................          $  2,809             5,933              8,742
Earnings before interest expense,
  interest income, equity in income of
  joint venture, gain on sale of SI/BAKER
  joint venture, gain on disposition of
  property, plant and equipment, and
  income taxes............................                54              (769)              (715)
Gain on sale of SI/BAKER joint
  venture.................................             4,919                 -              4,919
Gain on disposition of property,
  plant and equipment.....................                 -                 -                  -
Total assets..............................             6,487            27,741             34,228
Capital expenditures......................                 4                31                 35
Depreciation and amortization
  expense.................................                32               100                132

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2004 and 2003


For the Nine Months Ended
September 30, 2004 (In Thousands):                 SI Systems           Ermanco            Total
--------------------------------                  ------------       ------------       ------------
Sales.....................................          $  8,520             22,448            30,968
Earnings (loss) before interest
  expense, interest income, and
  income taxes............................              (159)             1,665             1,506
Total assets..............................             5,764             27,891            33,655
Capital expenditures......................                56                157               213
Depreciation and amortization
  expense.................................                79                247               326

For the Nine Months Ended
September 30, 2003 (In Thousands):                 SI Systems           Ermanco            Total
--------------------------------                  ------------       ------------       ------------
Sales.....................................          $   9,208            19,081            28,289
Earnings before interest expense,
  interest income, restructuring
  credits, equity in income of joint
  venture, gain on sale of SI/BAKER
  joint venture, gain (loss) on
  disposition of property, plant
  and equipment, and income taxes.........                290               210               500
Restructuring credits.....................                170                 -               170
Gain on sale of SI/BAKER joint
  venture.................................              4,919                 -             4,919
Gain (loss) on disposition of property,
  plant and equipment.....................              1,363                (2)            1,361
Total assets..............................              6,487            27,741            34,228
Capital expenditures......................                 38               142               180
Depreciation and amortization
  expense.................................                114               301               415


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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2004 and 2003


(6)  Sale-Leaseback
     --------------
     In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $17,703 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008. The sale-leaseback resulted in a gain of $2,189,000, of which $1,363,000 was recorded as a gain during the three months ended March 31, 2003. The remaining gain of $826,000 was deferred and is being recognized as a reduction in rent expense over the term of the lease. During the three months ended September 30, 2004 and September 30, 2003, $41,000 and $40,000, respectively, of the deferred gain was recognized. During the nine months ended September 30, 2004 and September 30, 2003, $124,000 and $96,000, respectively, of the deferred gain was recognized.


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


(8)  Line of Credit
     --------------
     The Company has a line of credit facility which may not exceed $5,000,000, $4,800,000 is available, and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%.

     The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. The Company was in compliance with all covenants as of September 30, 2004. As of September 30, 2004, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2005.


(9)  Long-Term Debt
     --------------
     The Company received $14,000,000 in the form of a seven-year term loan from its principal bank to finance the acquisition of Ermanco on September 30, 1999. The interest rate on the term loan was variable at a rate equal to the three-month LIBOR Market Index Rate plus 2.65%.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2004 and 2003


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


(10) Pension Benefits
     ------------------
     The Company maintains a defined benefit plan for employees covered by its collective bargaining agreement. Retirement benefits are based on the employee's years of service multiplied by the appropriate monthly benefit amount. Employee compensation does not impact pension benefits. The Company's policy is to fund retirement plans in compliance with applicable laws and regulations. Assets of the Company's defined benefit plan are primarily invested in publicly traded common stocks, corporate and government debt securities, mutual funds, and cash or cash equivalents.

     Components of Net Periodic Pension Expense (Benefit)
     ---------------------------------------------------
     The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over 30 years. The net periodic pension expense (benefit) and total pension expense (benefit) for the three and nine months ended September 30, 2004 and 2003 includes the following components (in thousands):

                                                    Three Months Ended                       Nine Months Ended
                                          ---------------------------------------   -------------------------------------
                                             September 30,        September 30,        September 30,      September 30,
                                                 2004                 2003                 2004               2003
                                          -------------------  ------------------   ------------------ ------------------
           Service cost-benefits
             earned during the period.....      $    23                  22                   70                 66
           Interest cost on projected
              benefit obligation..........           11                  10                   33                 50
           Expected return on plan
              assets - increase...........          (15)                (13)                 (44)               (78)
           Recognized net actuarial
              loss (gain).................            1                   1                    3                 (3)
                                                  -----               -----                -----              -----
           Net periodic pension
              expense.....................           20                  20                   62                 35
           Curtailment cost
              (settlement credit).........            -                   -                    -               (144)
                                                  -----               -----                -----              -----
           Total pension expense
              (benefit)...................      $    20                  20                   62               (109)
                                                  =====               =====                =====              =====


     Contributions
     -------------
     The Company made $45,000 of contributions to its defined benefit plan during the three and nine months ended September 30, 2004. The Company expects total pension plan contributions to its defined benefit plan to approximate $90,000 for the year ended December 31, 2004.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2004 and 2003


(11) Stock Repurchase Program
     ------------------------
     In August 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. As of September 30, 2004, the Company had repurchased 19,000 shares of common stock at a weighted average cost, including brokerage commissions, of $9.55 per share. Cash expenditures for the stock repurchases approximated $181,424. As of September 30, 2004, approximately $818,576 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program.


(12) Stock-Based Compensation
     ------------------------
     The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense on options granted to employees for the stock option grants. The Company recognizes compensation expense on options granted to non-employee directors. To date, the effect of options granted to non-employee directors has been immaterial. Additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by FAS 148, is included below. If the Company had elected to recognize stock-based compensation expense for options granted to employees based on the fair value of granted options at the grant date (as determined under FAS 123), net earnings (in thousands) and basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003, would have been as follows:

                                     Three Months Ended                        Nine Months Ended
                           ---------------------------------------  ----------------------------------------
                              September 30,       September 30,         September 30,      September 30,
                                  2004                2003                  2004               2003
                           ------------------   ------------------   ------------------   ------------------
Net earnings, as
  reported.................     $    465              2,412                  935               4,041
Deduct:  total stock-
  based employee
  compensation
  determined under
  fair value method,
  net of related tax
  effects..................          (29)               (56)                 (92)               (188)
                                   -----              -----                -----               -----
Pro forma net
  earnings.................     $    436              2,356                  843               3,853
                                   =====              =====                =====               =====

Earnings per share:
  Basic - as reported......     $    .11                .56                  .22                 .95
                                   =====              =====                =====               =====
  Basic - pro forma........     $    .10                .55                  .20                 .90
                                   =====              =====                =====               =====
  Diluted - as reported....     $    .11                .55                  .21                 .93
                                   =====              =====                =====               =====
  Diluted - pro forma......     $    .10                .53                  .19                 .88
                                   =====              =====                =====               =====

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2004 and 2003


     The above pro forma net earnings and basic and diluted earnings per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. No options were granted to employees during the three and nine months ended September 30, 2004 and the year ended December 31, 2003.


(13) Legal Proceedings
     -----------------
     In July 2003, a competitor filed an action against the Company in the United States District Court for the District of New Jersey alleging that certain of the Company's products infringed patents held by the competitor and also asserting claims for breach of contract, unjust enrichment, unfair competition, tortious interference with prospective economic advantage, and violation of New Jersey's consumer fraud act as a result of alleged improper use of the competitor's trade secrets, technology, and other proprietary information. Based on these allegations, the competitor was seeking monetary damages and injunctive relief against the Company.

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

                         -------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements for the period ended September 30, 2004, and the cautionary statements and consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties, identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports.

                         -------------------------------

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

                         -------------------------------

Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises above 80%, as occurred in fiscal 2000, the Company may see an increase in rate of new orders, and therefore, an increase in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the nine months ended September 30, 2004, and for the years ended December 31, 2003, 2002, 2001, and 2000.

                                          Nine Months
                                             Ended                  Year Ended December 31,
                                          September 30,    ----------------------------------------
(Dollars in Thousands)                        2004           2003      2002       2001       2000
                                          -------------    -------   -------    -------    -------
Backlog of orders - Beginning............   $ 10,525         6,924    13,342     22,913     23,685
   Add: orders...........................     32,343        40,896    31,806     41,181     63,534
   Less: sales...........................     30,968        37,295    38,224     50,752     64,306
                                              ------        ------    ------     ------     ------
Backlog of orders - Ending...............   $ 11,900        10,525     6,924     13,342     22,913
                                              ======        ======    ======     ======     ======

Capacity Utilization(1)..................      76.8%         74.8%     75.6%      77.7%      82.6%

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Current Ratio
     -------------
     The Company's current ratio, which is the ratio of current assets to current liabilities, has been relatively consistent. Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio as of September 30, 2004 and as of December 31, 2003, 2002, 2001, and 2000:


                                             As of                   As of December 31,
                                          September 30,    ----------------------------------------
(Dollars in Thousands)                        2004           2003      2002       2001       2000
                                          -------------    -------   -------    -------    -------
Current assets...........................   $ 14,685        14,691    15,444     19,200     22,850
                                              ------        ------    ------     ------     ------
Current liabilities......................      8,481         9,646     9,472     13,388     15,193

Current ratio............................       1.73          1.52      1.63       1.43       1.50

                         -------------------------------

     Debt to Equity Ratio
     --------------------
     With an emphasis over the past several years on generating cash flows to eliminate the Company's senior and subordinated debt, the Company has eliminated its financial leverage as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the absence of debt provides greater protection for its shareholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio as of September 30, 2004, and as of December 31, 2003, 2002, 2001, and 2000:


                                             As of                  As of December 31,
                                          September 30,    ----------------------------------------
(Dollars in Thousands)                        2004           2003      2002       2001       2000
                                          -------------    -------   -------    -------    -------

Current installments of
   long-term debt........................   $      -             -     1,437      2,305      1,521
Long-term debt...........................          -             -     7,263      9,900     12,780
                                              ------        ------    ------     ------     ------
Total debt...............................          -             -     8,700     12,205     14,301
                                              ------        ------    ------     ------     ------
Total stockholders' equity.............    $  22,761        21,969    17,829     16,881     16,980
                                              ======        ======    ======     ======     ======

Debt to equity ratio.....................          -             -       .49        .72        .84

                         -------------------------------

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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------

     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of September 30, 2004, there were no contracts that are anticipated to result in a loss.
     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company has not had any significant cost overruns resulting in loss of profits during the three and nine months ended September 30, 2004.

     Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, ranging from one to two percent depending on the type of system sold, and a detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The recorded warranty reserve as of September 30, 2004 was $766,000.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Asset Impairments (Continued)
     -----------------
related assumptions change the fair value of the asset in the future, the Company may be required to record impairment charges. The book value of goodwill as of September 30, 2004 was $17,657,000.

                         -------------------------------


(a)   Results of Operations -- Nine Months Ended  September 30, 2004 Compared
      ------------------------------------------  ---------------------------
      to the Nine Months Ended September 30, 2003
      -------------------------------------------


Earnings Summary
----------------
     The Company had net earnings of $935,000 (or $0.22 basic earnings per share) for the nine months ended September 30, 2004, compared to net earnings of $4,041,000 (or $0.95 basic earnings per share) for the nine months ended September 30, 2003. The decrease in net earnings was primarily due to the prior year comparable period containing:
      o a pre-tax gain on the sale of the Company's ownership interest in the SI/BAKER joint venture of $4,919,000;
      o a pre-tax gain on the sale-leaseback of the Company's Easton, Pennsylvania facility of $1,363,000;
      o a restructuring credit of $170,000 pertaining to the final settlement of the remaining pension obligations associated with the Company's terminated pension plan;
      o equity in income of the Company's former SI/BAKER joint venture of $256,000; and
      o royalty income from the Company's former SI/BAKER joint venture of $226,000.
     Partially offsetting the above decrease in net earnings for the nine months ended September 30, 2004 was a reduction of (1) $675,000 in interest expense as a result of the elimination of the Company's senior and subordinated debt in September 2003, and (2) the prior year comparable period containing an accrual of $1,020,000 associated with potential defense costs to defend charges asserted against the Company by a competitor relating to the Company's intellectual property.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                               2004                   2003
                                                       ---------------------   --------------------
Net sales.............................................      $30,968,000             28,289,000
Cost of sales.........................................       22,988,000             20,927,000
                                                             ----------             ----------
Gross profit on sales.................................      $ 7,980,000              7,362,000
                                                             ==========             ==========

Gross profit as a percentage of sales.................            25.8%                  26.0%
                                                                  ====                   ====

     The net sales increase was primarily attributable to an increase in Ermanco branded sales of $3,367,000, partially offset by a decline of approximately $688,000 in SI Systems branded sales. The increase in Ermanco branded sales was primarily attributable to a larger backlog of Ermanco branded orders entering fiscal 2004 when compared to the backlog of Ermanco branded orders entering fiscal 2003. The decline in SI Systems branded sales was associated with delays in customer buying decisions and competitive pressures.
     Gross profit, as a percentage of sales, for the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003, was favorably impacted by approximately 0.4% due to product mix, and unfavorably impacted by approximately 0.6% due primarily to costs related to enhancing the Company's operations.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(a)   Results of Operations -- Nine Months Ended  September 30, 2004 Compared
      -----------------------------------------------------------------------
      to the Nine Months Ended September 30, 2003 (Continued)
      --------------------------------------------

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $6,345,000 were lower by $518,000 for the nine months ended September 30, 2004 than for the nine months ended September 30, 2003. The decrease was attributable to the prior year comparable period being impacted by the accrual of $1,020,000 associated with potential defense costs to defend charges asserted against the Company by a competitor relating to the Company's intellectual property that was settled in 2004 and collections of $172,000 during the second quarter of 2004 on accounts receivable previously recognized as uncollectible. Partially offsetting these decreases were the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $377,000, an increase in consulting and marketing expenses primarily associated with product promotion and marketing research totaling $184,000, and severance costs of $115,000.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $274,000 was lower by $89,000 for the nine months ended September 30, 2004 than for the nine months ended September 30, 2003. Development programs in the nine months ended September 30, 2004 were aimed at enhancements to the Company's sortation and accumulation conveyor technologies, and improvements to the Company's Order Picking, Fulfillment, and Replenishment systems. Development programs in the nine months ended September 30, 2003 included the new NBA-23(TM) narrow belt accumulation conveyor, computer software for warehousing and distribution center operations, and improvements to the narrow belt sorter and the Company's Order Picking, Fulfillment, and Replenishment systems.

Restructuring Charges (Credits)
------------------------------
     In 2001, the Company restructured its business operations, including curtailment of a defined benefit plan. In February 2003, the Company settled its remaining pension obligations by purchasing annuities and correspondingly recorded a restructuring credit of $170,000.

Interest Expense
----------------
     In September 2003, the Company repaid all of its outstanding senior and subordinated debt. The Company had no interest expense in the nine months ended September 30, 2004, as compared to $675,000 of interest expense for the nine months ended September 30, 2003.

Equity in Income of Joint Venture
---------------------------------
     In September 2003, the Company sold its entire ownership interest in SI/BAKER, INC. During the nine months ended September 30, 2003, equity in income of the SI/BAKER joint venture was $256,000.

Gain on Sale of SI/BAKER Joint Venture
--------------------------------------
     In September 2003, the Company sold its entire ownership interest in SI/BAKER, INC. The sale resulted in a gain of $4,919,000 in the third quarter of 2003.

Gain on Disposition of Property, Plant and Equipment
----------------------------------------------------
     The gain on the disposition of property, plant and equipment of $1,361,000 for the nine months ended September 30, 2003 was primarily attributable to the sale-leaseback of the Company's Easton, Pennsylvania facility in February 2003. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded in 2003. The remaining gain of $826,000 was deferred and is being recognized as a reduction in rent expense over the five-year term of the lease.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------

(a)   Results of Operations -- Nine Months Ended  September 30, 2004 Compared
      -----------------------------------------------------------------------
      to the Nine Months Ended  September 30, 2003 (Continued)
      --------------------------------------------

Other Income, Net
-----------------
         In September 2003, the Company sold its entire ownership interest in SI/BAKER, INC. The unfavorable variance of $219,000 in other income, net for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily attributable to revenue-based royalty income from the Company's SI/BAKER joint venture recognized during the first nine months of 2003.

Income Tax Expense
------------------
     The Company recognized income tax expense of $632,000 during the nine months ended September 30, 2004 compared to income tax expense of $2,545,000 during the nine months ended September 30, 2003. Income tax expense was generally recorded at statutory federal and state tax rates.


(b)   Results of Operations - Three Months Ended September 30, 2004 Compared to
      -------------------------------------------------------------------------
      the Three Months Ended September 30, 2003
      -----------------------------------------

Earnings Summary
----------------
     The Company had net earnings of $465,000 (or $0.11 basic earnings per share) for the three months ended September 30, 2004, compared to net earnings of $2,412,000 (or $0.56 basic earnings per share) for the three months ended September 30, 2003. The decrease in net earnings was primarily due to the prior year comparable period containing:
      o a pre-tax gain on the sale of the Company's ownership interest in the SI/BAKER joint venture of $4,919,000; and
      o royalty income from the Company's former SI/BAKER joint venture of $58,000.
     Partially offsetting the above decrease in net earnings for the three months ended September 30, 2004 was:
      o a reduction of $306,000 in interest expense as a result of the elimination of the Company's senior and subordinated debt in September 2003;
      o higher revenues and gross profit of $2,012,000 and $782,000, respectively, as described below; and
      o lower selling, general and administrative expenses by $764,000 as described below.

     With the exception of the following Statement of Operations captions, changes in the third quarter of 2004 compared to the prior year were consistent with those previously noted above for the nine-month period.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                               2004                   2003
                                                       ---------------------   --------------------
Net sales.............................................      $10,754,000              8,742,000
Cost of sales.........................................        7,738,000              6,508,000
                                                             ----------              ---------
Gross profit on sales.................................      $ 3,016,000              2,234,000
                                                             ==========              =========

Gross profit as a percentage of sales.................            28.0%                  25.6%
                                                                  ====                   ====

     The net sales increase was primarily attributable to an increase in Ermanco branded sales of $1,710,000 and an increase of $302,000 in SI Systems branded sales. Based on contract completion requirements, the increase in sales across both brands was primarily attributable to a larger backlog of orders entering the third quarter of 2004 when compared to the backlog of orders entering the third quarter of 2003.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(b)   Results of Operations - Three Months Ended September 30, 2004 Compared
      ----------------------------------------------------------------------
      to the Three Months Ended September 30, 2003 (Continued)
      --------------------------------------------

Net Sales and Gross Profit on Sales (Continued)
-----------------------------------
     Gross profit, as a percentage of sales, for the three months ended September 30, 2004 was favorably impacted by approximately 2.2% due to the favorable performance on several contracts initiated in prior periods that were completed during the third quarter of 2004 and product mix.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $2,228,000 were lower by $764,000 for the three months ended September 30, 2004 than for the three months ended September 30, 2003. The decrease was attributable to the prior year comparable period being impacted by the accrual of $1,020,000 associated with potential defense costs to defend charges asserted against the Company by a competitor relating to the Company's intellectual property that was settled in 2004. Partially offsetting this decrease was the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $94,000, and an increase in consulting and marketing expenses primarily associated with product promotion and marketing research totaling $114,000.

                         -------------------------------

Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents decreased to $3,733,000 at September 30, 2004 from $5,591,000 at December 31, 2003. The decrease resulted primarily from:
      o  cash used by operating activities totaling $1,502,000;
      o  purchases of capital equipment of $213,000; and
      o  repurchase and retirement of common stock of $181,000.
     Cash used by operating activities of $1,502,000 during the nine months ended September 30, 2004 as compared to cash provided by operating activities of $1,812,000 during the nine months ended September 30, 2003 decreased primarily due to the payment of settlement and legal costs of $1,197,000 associated with an action against the Company by a competitor relating to the Company's intellectual property. Also contributing to cash provided by operating activities during the nine months ended September 30, 2003 was the receipt of a federal income tax refund of $1,093,000 and the receipt of a $1,000,000 cash dividend from the SI/BAKER joint venture.
     In 2003, the Company repaid all of its outstanding term debt and subordinated debt.
     The Company's line of credit facility may not exceed $5,000,000, $4,800,000 is available, and is to be used primarily for working capital purposes. The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. As of September 30, 2004, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2005.
     The Company anticipates that its financial resources, consisting of cash generated from operations and its line of credit, will be adequate to satisfy its future cash requirements through the next year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers.
     The Company plans to consider strategic alternatives to increase shareholder value, including expansion opportunities as they arise, although the ongoing operating results of the Company, the economics of the expansion, and the circumstances justifying the expansion will be key factors in determining the amount of resources the Company will devote to further expansion.

                         -------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------

Contractual Obligations
-----------------------
     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement requires fixed monthly rentals of $33,283 through September 30, 2004. Thereafter, monthly rentals are $29,310 (with annual increases of 2.5%). The terms of the lease require the payment by Ermanco of all taxes, insurance, and other ownership related costs of the property. The lease, as amended on April 1, 2004, expires on September 30, 2008.
     In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $17,703 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008.
     The Company also leases certain office equipment, computer equipment, and software under various operating leases with terms extending through September 2007.
     Future contractual obligations and commercial commitments at September 30, 2004 as noted above are as follows:

                                            Payments Due by Period
                 ---------------------------------------------------------------------------------
                      Total          2004         2005        2006         2007         2008
                      -----          ----         ----        ----         ----         ----
Contractual
obligations:
  Operating
   leases........  $ 2,318,000      168,000      636,000     590,000     606,000      318,000
                     ---------    ---------    ---------   ---------   ---------    ---------

   Total.........  $ 2,318,000      168,000      636,000     590,000     606,000      318,000
                     =========    =========    =========   =========   =========    =========


                                             Amount of Commitment
                                             Expiration Per Period
               -----------------------------------------------------------------------------------
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

Off-Balance Sheet Arrangements
------------------------------
     As of September 30, 2004, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Recently Issued Accounting Pronouncements
-----------------------------------------
     The adoption of SFAS No. 132 (revised) did not have a material impacton the Company's financial statements.

                         -------------------------------

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


Item 3.       Quantitative and Qualitative Disclosures About Market Risk
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


Item 4.       Controls and Procedures
-------       -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)  Change in Internal Control Over Financial Reporting

     There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended September 30, 2004:

-------------------------------------------------------------------------------------------------------
                                                       Total Number                      Appropriate
                                         Average         of Shares      Appropriate     Dollar Value
                                       Price Paid       Repurchased     Dollar Value      of Shares
                         Total          Per Share      as Part of a      of Shares      That May Yet
                         Number        (Including        Publicly        Purchased      Be Purchased
       Fiscal          of Shares        Brokerage        Announced       Under the        Under the
       Period         Repurchased     Commissions)        Program         Program          Program
-------------------------------------------------------------------------------------------------------
7/1/04 - 7/31/04              -          $  -                    -       $        -     $          -
8/1/04 - 8/31/04              -          $  -                    -       $        -     $  1,000,000
9/1/04 - 9/30/04         19,000          $  9.55            19,000       $  181,424     $    818,576
-------------------------------------------------------------------------------------------------------

     In August 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. As of September 30, 2004, the Company had repurchased 19,000 shares of common stock at a weighted average cost, including brokerage commissions, of $9.55 per share. Cash expenditures for the stock repurchases approximated $181,424. As of September 30, 2004, approximately $818,576 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program.


Item 3.       Defaults Upon Senior Securities
-------       -------------------------------
              Not applicable.


Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------
              Not applicable.

Item 5.       Other Information
-------       -----------------
              Not applicable.


Item 6.       Exhibits
-------       --------

                   Exhibits:

                   10.28 Loan Agreement related to the Line of Credit entered into August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, Wachovia Bank, National
                             Association (filed herewith).
                   10.29 Promissory Note related to the Line of Credit Loan Agreement entered into August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (filed herewith).
                   10.30 Security Agreement related to the Line of Credit dated August 6, 2004 by and between
                             Paragon  Technologies,   Inc.,  Ermanco
                             Incorporated, and Wachovia Bank, National Association (filed herewith).
                   31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, President and CEO (filed herewith).
                   31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).
                   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, President and CEO (filed herewith).
                   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).

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

                               PARAGON TECHNOLOGIES, INC.



                               /s/ Leonard S. Yurkovic
                               -----------------------------------------------
                               Leonard S. Yurkovic
                                 President & CEO



                               /s/ Ronald J. Semanick
                               -----------------------------------------------
                               Ronald J. Semanick
                                 Chief Financial Officer





Dated:      November 12, 2004
            -----------------

                                  EXHIBIT INDEX
                                  -------------


Exhibits
--------

   10.28 Loan Agreement related to the Line of Credit entered into August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, Wachovia Bank, National Association (filed herewith).

   10.29 Promissory Note related to the Line of Credit Loan Agreement entered into August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (filed herewith).


   10.30 Security Agreement related to the Line of Credit dated August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (filed herewith).


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