Form 10-K
period 2004-12-31
PARAGON TECHNOLOGIES INC
filed 2005-03-30
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-K



                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2004

                         Commission file number: 1-15729

     ---------------------------------------------------------------------
                           PARAGON TECHNOLOGIES, INC.
             (Exact Name Of Registrant As Specified In Its Charter)

            Delaware                                    22-1643428
(State Or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 600 Kuebler Road, Easton, Pennsylvania                   18040
(Address Of Principal Executive Offices)                (Zip Code)

        Registrant's Telephone Number, Including Area Code: 610-252-3205
     ---------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $1.00 Per Share           American Stock Exchange
           (Title of Class)               (Name of Exchange on Which Registered)

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

     Aggregate market value of common stock held by non-affiliates (based on the closing price on The American Stock Exchange) on June 30, 2004 was approximately $22.6 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by June 30, 2004 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

     The number of shares outstanding of the Registrant's Common Stock, as of March 24, 2005 was 4,266,710.


DOCUMENTS INCORPORATED BY REFERENCE                                        None.

                                     [LOGO]



                                TABLE OF CONTENTS

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


PART II.......................................................................12

     Item 5.    Market for the Registrant's Common Equity, Related
                    Stockholder Matters, and Issuer Purchases of Equity
                    Securities................................................12
     Item 6.    Selected Financial Data.......................................13
     Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................14
     Item 7A.   Quantitative and Qualitative Disclosures about Market Risk....25
     Item 8.    Financial Statements and Supplementary Data...................26
     Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.......................53
     Item 9A.   Controls and Procedures.......................................53
     Item 9B.   Other Information.............................................53


PART III......................................................................53

     Item 10.   Directors and Executive Officers of the Registrant............53
     Item 11.   Executive Compensation........................................56
     Item 12.   Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters................60
     Item 13.   Certain Relationships and Related Transactions................62
     Item 14.   Principal Accountant Fees and Services........................62


PART IV.......................................................................63

     Item 15.   Exhibits and Financial Statement Schedules....................63
                Signatures....................................................67
                Exhibit Index.................................................69

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

SI Systems
----------
     The Company's Easton, Pennsylvania operation (hereafter referred to as "SI Systems"), is a specialized systems integrator supplying branded automated material handling systems to manufacturing, assembly, order fulfillment, and distribution operations customers located primarily in North America, including the U.S. government. SI Systems is brought to market as two individual brands, SI Systems and SI Production & Assembly Systems (hereafter referred to as "SI-PAS"). Each brand has its own focused sales force, utilizing the products and services currently available or under development within the Company.
     The SI Systems sales force focuses on providing order fulfillment systems to order processing and distribution operations, which may incorporate the Company's proprietary DISPEN-SI-MATIC(TM) and automated order fulfillment solutions, specialized software from the SINTHESIS(TM) Software Suite, and Ermanco branded products. SINTHESIS(TM) is comprised of eight proprietary software groups, with 26 extendible software modules that continually assess real-time needs and deploy solutions to accurately facilitate and optimize planning, warehousing, inventory, routing, and order fulfillment within the distribution process. The SI-PAS sales force focuses on providing automated material handling systems to manufacturing and assembly operations and the U.S. government, which may incorporate the Company's proprietary LO-TOW(R) and CARTRAC(R) horizontal transportation technologies. The automated material handling systems are marketed, designed, sold, installed, and serviced by its own staff or subcontractors as labor saving devices to improve productivity, quality, and reduce costs. Integrated material handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique material handling needs. The engineering staff develops and designs computer controlled programs required for the efficient operation of the systems and for optimizing manufacturing, assembly, and fulfillment operations.

Ermanco
-------
     The Company's Spring Lake, Michigan operation (hereafter referred to as "Ermanco"), is a manufacturer of Ermanco branded light to medium duty unit handling conveyor and sortation products, serving the material handling industry through a worldwide network of approximately 100 experienced material handling equipment distributors and one licensee. Ermanco also provides complete conveyor systems for a variety of applications, including distribution centers and automated manufacturing, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontractors, and subcontracted installation services. Ermanco supplies material handling systems and equipment to both national and international markets. Ermanco offers services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distribution centers, utilizing sophisticated, custom-designed controls software. Many of Ermanco's sales are to distributors who have non-exclusive agreements with the Company.

                         ------------------------------

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems, software, and aftermarket sales by brand during the years ended December 31, 2004, 2003, and 2002 are as follows (in thousands):

     For the year ended December 31, 2004:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Systems and software sales.........   $  8,375          28,550         36,925           87.4%
Aftermarket sales..................      3,327           2,003          5,330           12.6%
                                        ------          ------         ------          -----
Total sales........................   $ 11,702          30,553         42,255          100.0%
                                        ======          ======         ======          =====
As a % of total sales..............      27.7%           72.3%         100.0%

     For the year ended December 31, 2003:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Systems and software sales.........   $  9,134          23,533         32,667           87.6%
Aftermarket sales..................      2,949           1,679          4,628           12.4%
                                        ------          ------         ------          -----
Total sales........................   $ 12,083          25,212         37,295          100.0%
                                        ======          ======         ======          =====
As a % of total sales..............      32.4%           67.6%         100.0%

     For the year ended December 31, 2002:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Systems and software sales.........   $ 11,439          21,584         33,023           86.4%
Aftermarket sales..................      3,467           1,734          5,201           13.6%
                                        ------          ------         ------          -----
Total sales........................   $ 14,906          23,318         38,224          100.0%
                                        ======          ======         ======          =====
As a % of total sales..............      39.0%           61.0%         100.0%

     The Company's products are sold worldwide through its own sales personnel, along with a network of independent distributors and one licensee. Domestic and international sales by brand during the years ended December 31, 2004, 2003, and 2002 are as follows (in thousands):

     For the year ended December 31, 2004:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
Domestic sales.....................   $  9,941          28,800         38,741           91.7%
International sales................      1,761           1,753          3,514            8.3%
                                        ------          ------         ------          -----
Total sales........................   $ 11,702          30,553         42,255          100.0%
                                        ======          ======         ======          =====

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
                                        ======          ======         ======          =====

     The Company engages in sales with the U.S. government, which is one of the Company's customers. Sales to the U.S. government during the years ended December 31, 2004, 2003, and 2002 represented 0.8%, 3.7%, and 8.8% of total sales, respectively. No individual customer accounted for more than 10% of total sales.
     The Company's backlog of orders at December 31, 2004 and December 31, 2003 are as follows (in thousands):

                                                            December 31,           December 31,
                                                               2004                   2003
                                                        -------------------     ------------------
SI Systems............................................       $  5,514                  4,052
Ermanco...............................................          5,692                  6,473
                                                               ------                 ------
   Total backlog of orders............................       $ 11,206                 10,525
                                                               ======                 ======

     The Company's backlog of orders associated with U.S. government projects were $29,000 and $0 at December 31, 2004 and December 31, 2003, respectively.
     The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Since the Company recognizes sales on a percentage of completion basis for its systems contracts, fluctuations in the Company's sales and earnings occur with increases or decreases in major installations. The Company expects to fill, within its 2005 calendar year, all of the December 31, 2004 backlog of orders indicated above.


                                    Products
                                    --------

SI Systems' Branded Products -- Automated Material Handling Systems Segment
---------------------------------------------------------------------------

     SI Systems' branded products encompass the horizontal transport, manufacturing, assembly, order fulfillment, and inventory replenishment families of products.

Horizontal Transport
--------------------

     LO-TOW(R). LO-TOW(R) is an in-floor towline conveyor. These conveyor
     ------
systems are utilized in the automation of manufacturing, assembly, unit load handling in distribution environments, and large newspaper roll delivery systems. Industries served include the automotive, recreational and utility vehicle, distribution centers, radiation chambers, engine assembly, truck assembly, construction vehicles, newspaper facilities, farm machinery, and the U.S. government, primarily the United States Postal Service and the Defense Logistics Agency. This simple, yet reliable component design allows for a variety of configurations well suited for numerous applications. It provides reliable and efficient transportation for unit loads of all types in progressive assembly or distribution applications. Because SI Systems' LO-TOW(R) tow chain used with the system operates at a minimal depth, systems can be installed in existing one-story and multi-story buildings as well as newly constructed facilities. Controls sophistication varies depending upon the application. More complex systems include programmable logic controllers ("PLCs"), personal computers for data collection and operator interface, radio frequency identification and communication, bar code identification, and customer host computer communication interface. The Company believes that SI Systems is the largest supplier of in-floor towline systems in the United States. A typical LO-TOW(R) system requires approximately six months to engineer, manufacture, and install. LO-TOW(R) sales as a percent of total sales were 6.3%, 12.2%, and 17.4% for the years ended December 31, 2004, 2003, and 2002, respectively.

Order Fulfillment Systems
-------------------------

     DISPEN-SI-MATIC(TM), SINTHESIS(TM), and Automated Order Fulfillment
     -------------------------------------------------------------------
Solutions
---------
     DISPEN-SI-MATIC(TM) and SINTHESIS(TM) offer ideal solutions for reducing inefficiencies, labor-intensive methods, and long-time deliveries where high volume of small orders must be fulfilled. Industries served include pharmaceutical, entertainment, vision, nutritional supplements, health and beauty aids, cosmetics, and an assortment of various soft goods.
     SINTHESIS(TM) is a proprietary intelligent order fulfillment software suite that can achieve picking accuracy of up to 99.9%, increase order throughput up to 70%, and reduce return volumes by as much as 80%. Comprised of eight software groups with 26 extendible software modules, SINTHESIS(TM) continuously assesses real-time needs and deploys solutions to accurately facilitate and optimize planning, warehousing, inventory, routing, and order fulfillment within the distribution process. In installations worldwide, SINTHESIS(TM) integrates intelligent software programming with innovative conveyance technology to perform high-volume, full-case or split-case, item-oriented distribution smarter, faster, and leaner.
     SI Systems' branded products include a variety of DISPEN-SI-MATIC(TM) models for automated order fulfillment, where volume, speed, accuracy, and efficiency are of the essence. The Pick-to-Belt, Totes Through, and Buckets Through are solutions that provide ultra-high throughput for loose-pick individual items. Additionally, the DISPEN-SI-MATIC(TM) allows a package to be dispensed into a tote or carton, thus achieving a high degree of accuracy and efficiency in order fulfillment.
     SI Systems' capabilities also include gantry picking, which involves the fulfillment of orders as well as inventory replenishment, utilizing automated gantry/robotic technology. Certain customer applications and order profiles are well suited for this solution.
     SI Systems' branded technologies include automated picking and replenishment solutions that complement DISPEN-SI-MATIC(TM), thus offering the Company's customers a comprehensive solution in order fulfillment where volume of orders are processed with a high degree of accuracy. These highly sophisticated systems require customization tailored to each individual customer's requirements.
     A typical DISPEN-SI-MATIC(TM), SINTHESIS(TM), and automated order fulfillment system requires approximately six to nine months to engineer, manufacture, and install.
     DISPEN-SI-MATIC(TM), SINTHESIS(TM), and the related order fulfillment systems sales (including sales of Automated Pharmacy Systems to SI/BAKER, INC. ("SI/BAKER")), as a percent of total sales, were 13.0%, 10.0%, and 11.5% for the years ended December 31, 2004, 2003, and 2002, respectively.

     SI/BAKER, INC. (Automated Pharmacy Systems)
     ------------------------------------------
     On March 1, 1993, the Company and Automated Prescription Systems, Inc. formed a 50/50 joint venture, SI/BAKER, INC. In 1998, Automated Prescription Systems, Inc. was renamed McKesson Automation Systems Inc. ("McKesson").
     On September 19, 2003, the Company sold its entire ownership interest in SI/BAKER to McKesson pursuant to the terms of a Stock Purchase Agreement dated September 19, 2003 by and among the Company, McKesson, and SI/BAKER.

Ermanco Branded Products -- Conveyor Systems Segment
----------------------------------------------------

Conveyor Systems
----------------
     Ermanco branded products encompass the conveyor and sortation systems segment of the business.
     Ermanco supplies material handling systems and equipment to both national and international markets. Ermanco offers services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distribution centers, utilizing sophisticated, custom-designed controls software. Ermanco often combines various components of its technologies as part of a total system solution.
     Ermanco's accumulation technologies encompass XenoROL(R) line-shaft-driven live roller conveyors, NBA(TM)23 narrow belt accumulation conveyors, AccuROL(R) belt-driven live roller conveyors, and IntelliROL(R) motorized-roller conveyors. Ermanco's proven sortation systems include technologies such as urethane belt transfers (UBTs); ERS(R) right angle sorters; multi-stage, air-operated pushers; ESA60(R) swing arm diverters; NBS(R)30, NBS(R)90, and NBS(R)90SP narrow belt sorters. Ermanco's Command Systems Software(R), a suite of software routines, is available to meet the configuration, operation, and specific parameters of individual systems. Ermanco branded sales as a percent of total sales were 72.3%, 67.6%, and 61.0% for the years ended December 31, 2004, 2003, and 2002, respectively.

                         ------------------------------

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

Ermanco
-------
     Ermanco branded products are sold primarily through a worldwide network of approximately 100 experienced material handling equipment distributors and one licensee. The distributors locate opportunities that they may fulfill themselves by purchasing products and/or services from Ermanco and take the order in their name, acting as the system integrator, or they may elect to have Ermanco assume the role of system integrator. In the latter case, Ermanco will negotiate the contract with the end user and assume total system responsibility, providing the distributor with a "finder's fee." Approximately 85% of Ermanco's volume is orders processed by distributors, and 15% of the volume is orders processed with the end user. Depending upon the distribution channel that is used, the typical number of competitors on any particular project varies. A licensee is located in Japan, and global affiliates are located in Brazil, Canada, and the United Kingdom. Ermanco branded products and services are sold on a fixed-price basis. Generally, contract terms are net 30 days for product and parts sales, with progress payments for system-type projects.

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

SI Systems
----------
     There are four principal competitors supplying equipment similar to the LO-TOW(R) system. Competition in this field is primarily in the areas of price, experience, systems performance, and features. SI Systems is a leading provider of LO-TOW(R) systems, based on Conveyor Equipment Manufacturers Association
(CEMA) United States market statistics.
     The DISPEN-SI-MATIC(TM) system competes primarily with manual picking methods, and it also competes with similar devices provided by two other system manufacturers, along with various alternative picking technologies, such as general purpose "broken case" automated order fulfillment systems that have been sold for picking items of non-uniform configuration. The Company believes that the DISPEN-SI-MATIC(TM) system provides greater speed and accuracy than manual methods of collection and reduces damage, pilferage, and labor costs.
     Proprietary SINTHESIS(TM) software competes with other middleware that has been developed for order fulfillment logistics by a variety of software and/or hardware suppliers. The Company believes that SINTHESIS(TM) is superior to other software offerings, because it is based on a proven track record of successful applications that manage distribution centers by accepting order data from the customer's host business system and efficiently optimizing the full range of order fulfillment functions down to control of individual pieces of material handling equipment.

Ermanco
-------
     The 2004-2005 Conveyor Equipment Manufacturers Association yearbook includes 26 companies in the list of members in the Unit Handling Conveyors (Light to Medium) classification (SIC 353501). Twenty-two members report statistics on a monthly basis in this category, with booked sales of $1.02 billion in 2004. Many companies are involved in more than this one category. Many of these companies pursue opportunities with a direct sales force. Ermanco branded products are sold primarily through a distributor network of independently owned and operated companies as its primary channel. There are approximately 2,400 companies in the Conveying and Conveying Equipment - Wholesale classification (SIC 508410); however, this includes those companies involved in bulk material handling and unit conveyor handling.

                                  Raw Materials
                                  -------------
     The Company has not been adversely affected by energy or raw materials shortages. Its Spring Lake, Michigan plant uses natural gas for heating and electricity to operate its machinery. The principal raw material purchased by the Company is steel, which the Company purchases from various suppliers. Steel prices have escalated during the past year; however, the Company has been able to pass these increased costs on to its customers. The Company also purchases components from various suppliers that are incorporated into the Company's finished products.

                        Patents, Copyrights, and Licenses
                        ---------------------------------
     The Company seeks patents, trademarks, and other intellectual property rights to protect and preserve its proprietary technology and its rights to capitalize on the results of research and development activities. The Company seeks copyright protection for its proprietary software. The Company also relies on trade secrets, know-how, technological innovations, and licensing opportunities to provide it with competitive advantages in its market and to accelerate new product introductions.

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

SI Systems
----------
     SI Systems holds eleven patents, of which eight have been issued in the United States, with lives that expire from November 2005 through May 2020; in addition, SI Systems has two pending patent applications. Significant design features of the LO-TOW(R), CARTRAC(R), DISPEN-SI-MATIC(TM), and Sortation systems are covered by patents or patent applications in the United States and pertain mainly to the following areas: loading and unloading products, speed and precision control, vehicle and carrier design, track design and assembly, accumulation of vehicles, simultaneous order requests processing equipment, and order fulfillment system designs.
     CARTRAC(R), ROBOLITE(R), ROBODRIVE(R), LO-TOW(R), SWITCH-CART(R), SI ORDERMATIC(R), and ACCUPIC(R) are registered trademarks of SI Systems. ROBORAIL(TM), DISPEN-SI-MATIC(TM), and SINTHESIS(TM) are trademarks of SI Systems.

Ermanco
-------
     Ermanco holds seven patents, of which all seven have been issued in the United States, with lives that expire from March 2005 through February 2021; in addition, Ermanco has five pending patent applications. Significant design features of sortation and accumulation conveyor systems are covered by patents or patent applications in the United States.
     XenoROL(R), EWX100(R), Command Systems Software (CSS)(R), ERS(R), ESA(R), LightWORX(R), NBS(R), XcelSORT(R), XenoPRESSURE(R), XenoSORT(R), XenoTRACTION(R), NBS(R)30, NBS(R)90, NBS(R)90SP, IntelliROL(R), and AccuROL(R) are registered trademarks of Ermanco. NBA(TM), NBT(TM), CRUZ(TM), RLC(TM), GAPmaster(TM), QUIKmeld(TM), AccuLIGHT(TM), and Dynamic Sensors(TM) are trademarks of Ermanco.

     Ermanco currently has a license agreement with a foreign company. This agreement permits the licensee to manufacture conveyors using Ermanco branded technology. Royalties are received based on sales volume. Royalty income received from license agreements in the years ended December 31, 2004, 2003, and 2002 was $42,000, $30,000, and $17,000, respectively.

                               Product Development
                               -------------------
     Total product development costs, including patent expense, were $314,000, $400,000, and $358,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The Company aggressively pursues continual research of new product development opportunities, with a concentrated effort to improve existing technologies that improve customer efficiency. The Company also develops new products and integration capabilities that are financed through customer projects.

SI Systems
----------
     Product development costs, including patent expense, for SI Systems were $176,000, $259,000, and $180,000 for the years ended December 31, 2004, 2003, and 2002, respectively.
     SI Systems' development programs in the year ended December 31, 2004 were aimed at improvements to Order Fulfillment systems technologies.
     SI Systems' development programs in the year ended December 31, 2003 included SINTHESIS(TM) computer software for warehousing and distribution center operations and improvements to Order Fulfillment systems technologies.
     SI Systems' development programs in the year ended December 31, 2002 included improvements to Order Fulfillment systems technologies.

Ermanco
-------
     Product development costs, including patent expense, for Ermanco were $138,000, $141,000, and $178,000 for the years ended December 31, 2004, 2003, and 2002, respectively.
     Ermanco's development programs in the year ended December 31, 2004 were aimed at enhancements to sortation and accumulation conveyor technologies.
     Ermanco's development programs in the year ended December 31, 2003 included the NBA(TM)23 narrow belt accumulation conveyor and improvements to narrow belt sorter conveyor technologies.
     Ermanco's development programs in the year ended December 31, 2002 included the new NBA(TM)23 narrow belt accumulation conveyor and improvements to narrow belt sorter conveyor technologies.

                                    Employees
                                    ---------
     As of December 31, 2004, the Company employed four executive officers.
     The Company provides life insurance, major medical insurance, retirement programs, and paid vacation and sick leave benefits, and considers its relations with employees to be satisfactory.

SI Systems
----------
     As of December 31, 2004, the Company's Easton, Pennsylvania operation employed 43 office employees, including salespersons, draftspersons, and engineers. SI Systems also operates as a project manager in connection with the installation, integration, and service of its products generally utilizing subcontractors.

Ermanco
-------
     As of December 31, 2004, the Company's Spring Lake, Michigan operation employed 163 persons, including 64 office employees and 99 manufacturing employees. All manufacturing employees are collective bargaining personnel. The current collective bargaining agreement expires on May 31, 2007.


Item 2.       Properties
-------       ----------

     SI Systems' principal office is located in a 173,000 square foot concrete, brick, and steel facility in Easton, Pennsylvania. In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $17,703 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008.
     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement, as amended, requires fixed monthly rentals of $29,310 (with annual increases of 2.5%). The terms of the lease require the payment by Ermanco of all taxes, insurance, and other ownership-related costs of the property. The lease, as amended on April 1, 2004, expires on September 30, 2008.
     The Company believes that its Spring Lake, Michigan facility is adequate for its current operations. The Company's operations experience fluctuations in workload due to the timing and receipt of new orders and customer job completion requirements. Currently, the Company's facilities are adequate to handle these fluctuations. In the event of an unusual demand in workload, the Company supplements its internal operations with outside subcontractors that perform services for the Company in order to complete contractual requirements for its customers. The Company will continue to utilize internal personnel and its own facilities and, when necessary and/or cost effective, outside subcontractors to complete contracts in a timely fashion in order to address the needs of its customers.

Item 3.       Legal Proceedings
-------       -----------------

     In July 2003, a competitor filed an action against the Company in the United States District Court for the District of New Jersey alleging that certain of the Company's products infringed patents held by the competitor and also asserting claims for breach of contract, unjust enrichment, unfair competition, tortious interference with prospective economic advantage, and violation of New Jersey's consumer fraud act as a result of alleged improper use of the competitor's trade secrets, technology, and other proprietary information. Based on these allegations, the competitor was seeking monetary damages and injunctive relief against the Company.
     In February 2004, a settlement was reached between the Company and the competitor. Under the settlement, the competitor dismissed the action and agreed that the Company's products involved in the litigation are immune from suit for infringement of any of the competitor's intellectual property rights. In exchange, Paragon agreed to dismiss its counterclaims and paid the competitor $1,125,000. Total costs associated with the litigation recognized during 2003, inclusive of settlement and legal costs, were $1,375,000.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.


Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

                                     PART II
                                     -------


Item 5.       Market For The Registrant's Common Stock And Related Security
-------       -------------------------------------------------------------
              Holder Matters
              --------------

     The Company's common stock trades on the American Stock Exchange (Amex) under the symbol "PTG." The high and low sales prices for the years ended December 31, 2004 and 2003 are as follows:

                                          For the Year Ended           For the Year Ended
                                          December 31, 2004            December 31, 2003
                                    ----------------------------  ----------------------------
                                        High             Low          High            Low
                                    ------------    ------------  ------------    ------------
First Quarter.....................       11.35           9.46          8.80           8.00
Second Quarter....................       10.40           9.50         10.28           8.40
Third Quarter.....................        9.90           9.00         10.80           9.70
Fourth Quarter ...................       10.03           8.76         10.70           9.20


     The Company did not pay cash dividends during the years ended December 31, 2004, 2003, and 2002, and has no present intention to declare cash dividends. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, and other factors deemed relevant by the Company's Board of Directors.
     The number of holders of record of the Company's common stock as of December 31, 2004, as shown by the records of the Company's transfer agent was
310. This figure does not include individual participants in security position listings.
     The closing market price of the Company's common stock on March 24, 2005 was $7.85.


Issuer Purchases of Equity Securities
-------------------------------------

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended December 31, 2004:

-----------------------------------------------------------------------------------------------------------
                                                            Total Number                     Approximate
                                             Average         of Shares       Approximate     Dollar Value
                                            Price Paid      Repurchased     Dollar Value      of Shares
                              Total         Per Share       as Part of a      of Shares      That May Yet
                             Number         (Including        Publicly        Purchased      Be Purchased
         Fiscal             of Shares       Brokerage        Announced        Under the       Under the
         Period            Repurchased     Commissions)       Program          Program         Program
-----------------------------------------------------------------------------------------------------------
10/01/04 - 10/31/04           15,700          $ 9.19           15,700        $ 144,208        $ 674,368
11/01/04 - 11/30/04                -          $    -                -        $       -        $ 674,368
12/01/04 - 12/31/04                -          $    -                -        $       -        $ 674,368
                              ------            ----           ------          -------
                              15,700          $ 9.19           15,700        $ 144,208
                              ======            ====           ======          =======
-----------------------------------------------------------------------------------------------------------

     In August 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. As of December 31, 2004, the Company had repurchased 34,700 shares of common stock at a weighted average cost, including brokerage commissions, of $9.38 per share. Cash expenditures for the stock repurchases were $325,632. As of December 31, 2004, $674,368 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program.

Item 6.       Selected Financial Data
-------       -----------------------

     The following table sets forth the Company's selected consolidated financial information for each of the years in the five-year period ended December 31, 2004. The selected consolidated financial data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results. The information presented below is in thousands, except per share amounts.

                                                      For the Years Ended
                               ------------------------------------------------------------------
                                  12/31/04     12/31/03     12/31/02      12/31/01     12/31/00
                               ------------- ------------ ------------ ------------- ------------
Net sales...................      $42,255       37,295        38,224       50,752       64,306
Net earnings (loss).........        1,473        3,785           663          (62)       3,480
Basic earnings (loss)
  per share.................          .34          .89           .16         (.01)         .83
Diluted earnings (loss)
  per share.................          .34          .87           .15         (.01)         .82
Total assets................       32,705       33,774        36,703       41,343       45,917
Long-term liabilities.......        2,489        2,159         9,402       11,074       13,744
Cash dividends per
  share.....................            -            -             -            -            -

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2004. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of certain factors, as more fully discussed in Exhibit 99.1.

                         ------------------------------

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

                         ------------------------------

Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises above 80%, as occurred in fiscal 2000, the Company may see an increase in the rate of new orders, and therefore, an increase in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the years ended December 31, 2004, 2003, 2002, 2001, and 2000:

(Dollars in Thousands)                      2004        2003        2002       2001        2000
                                        ----------- ----------- ----------- ----------  ----------
Backlog of orders -- Beginning.......    $ 10,525       6,924      13,342     22,913      23,685
  Add: orders........................      42,936      40,896      31,806     41,181      63,534
  Less: sales........................      42,255      37,295      38,224     50,752      64,306
                                           ------      ------      ------     ------      ------
Backlog of orders -- Ending..........    $ 11,206      10,525       6,924     13,342      22,913
                                           ======      ======      ======     ======      ======

Capacity Utilization(1)..............       78.0%       74.8%       75.6%      77.4%       82.6%

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Key Performance Metrics Relevant to the Company (Continued)
-----------------------------------------------

     Current Ratio
     -------------
     The Company's current ratio, which is the ratio of current assets to current liabilities, has been relatively consistent. Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio for the years ended December 31, 2004, 2003, 2002, 2001, and 2000:

(Dollars in Thousands)                      2004        2003        2002       2001        2000
                                        ----------- ----------- ----------- ----------  ----------
Current assets......................     $ 13,802      14,691      15,444     19,200      22,850
                                           ------      ------      ------     ------      ------
Current liabilities.................     $  6,908       9,554       9,416     13,357      15,193

  Current ratio.....................         2.00        1.54        1.64       1.44        1.50

     Debt to Equity Ratio
     --------------------
     With an emphasis over the past several years on generating cash flows to eliminate the Company's senior and subordinated debt, the Company has eliminated its financial leverage as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the absence of debt provides greater protection for its stockholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio for the years ended December 31, 2004, 2003, 2002, 2001, and 2000:

(Dollars in Thousands)                     2004        2003        2002       2001        2000
                                        ----------- ----------- ----------- ----------  ----------
Current installments of
  long-term debt.......................  $      -           -       1,437      2,305       1,521
Long-term debt.........................         -           -       7,263      9,900      12,780
                                           ------      ------      ------     ------      ------


Total debt.............................         -           -       8,700      12,205     14,301
                                           ------      ------      ------     ------      ------
Total stockholders' equity............. $  23,308      22,061      17,885      16,912     16,980
                                           ======      ======      ======      ======     ======

Debt to equity ratio...................         -           -         .49         .72        .84

                         ------------------------------

Critical Accounting Policies and Estimates
------------------------------------------
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and other financial information, including the related disclosure of commitments and contingencies at the date of our financial statements. Actual results may, under different assumptions and conditions, differ significantly from our estimates.
     We believe that our accounting policies related to revenue recognition on system sales, warranty, inventories, allowance for doubtful accounts, and asset impairment as described below, are our "critical accounting policies." These policies have been reviewed with the Audit Committee of the Board of Directors and are discussed in greater detail below.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Critical Accounting Policies and Estimates (Continued)
------------------------------------------

     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of December 31, 2004, there are no contracts that are anticipated to result in a loss.
     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company has not had any significant cost overruns resulting in loss of profits during the past three years.

     Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, ranging from one to two percent depending on the type of system sold, and a detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The recorded warranty reserve as of December 31, 2004 is $655,000.

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

     Allowance for Doubtful Accounts
     -------------------------------
     The Company provides an allowance for doubtful accounts determined by a specific identification of individual accounts and other accounts based on historical experience. The Company writes off receivables upon determination that no further collections are probable. Historically, receivable write-offs have not had a material impact on the Company's financial statements.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Critical Accounting Policies and Estimates (Continued)
------------------------------------------

     Asset Impairment
     ----------------
     During 2004, the Company performed the required impairment test of goodwill and determined that there was no impairment. In assessing the recoverability of the Company's goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of its reporting units. If these estimates or their related assumptions change, the Company may be required to record impairment charges in the future. The book value of goodwill as of December 31, 2004 is $17,657,000.

                         ------------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Results of Operations - Year Ended December 31, 2004 Compared to the Year Ended
-------------------------------------------------------------------------------
December 31, 2003
-----------------

Earnings Summary
----------------
     The Company had net earnings of $1,473,000 (or $0.34 basic earnings per share) for the year ended December 31, 2004, compared to net earnings of $3,785,000 (or $0.89 basic earnings per share) for the year ended December 31, 2003. The decrease in net earnings was primarily due to the prior year comparable period containing:
     o a pre-tax gain on the sale of the Company's ownership interest in the SI/BAKER joint venture of $4,901,000;
     o a pre-tax gain on the sale-leaseback of the Company's Easton, Pennsylvania facility of $1,363,000;
     o a restructuring credit of $264,000 pertaining to the final settlement of the remaining pension obligations associated with the Company's terminated pension plan and the reversal of a previously established severance accrual that was no longer required;
     o equity in income of the Company's former SI/BAKER joint venture of $256,000; and
     o royalty income from the Company's former SI/BAKER joint venture of $226,000.
     Partially offsetting the above decrease in net earnings for the year ended December 31, 2004 was:
     o an increase during 2004 in total revenues and gross profit of $4,960,000 and $1,530,000, respectively, as described below;
     o the prior year comparable period containing settlement and legal costs of $1,375,000 associated with an action against the Company by a competitor relating to the Company's intellectual property; and
     o a reduction of $672,000 in interest expense as a result of the elimination of the Company's senior and subordinated debt in September 2003.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                  2004                2003
                                                            -----------------  -----------------
Net sales..............................................       $ 42,255,000         37,295,000
Cost of sales..........................................         31,277,000         27,847,000
                                                                ----------         ----------
Gross profit on sales..................................       $ 10,978,000          9,448,000
                                                                ==========         -=========

Gross profit as a percentage of sales..................              26.0%              25.3%
                                                                     ====               ====

     The net sales increase was attributable to an increase in Ermanco branded sales of $5,341,000, partially offset by a decline of approximately $381,000 in SI Systems branded sales. The increase in Ermanco branded sales was primarily attributable to a larger backlog of Ermanco branded orders entering fiscal 2004 when compared to the backlog of Ermanco branded orders entering fiscal 2003. The decline in SI Systems branded sales was associated with delays in customer buying decisions and competitive pressures.
     Gross profit, as a percentage of sales, for the year ended December 31, 2004, when compared to the year ended December 31, 2003, was favorably impacted by approximately 1.5% due to product mix, and unfavorably impacted by approximately .8% due primarily to costs related to enhancing the Company's operations.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Results of Operations - Year Ended December 31, 2004 Compared to the Year Ended
-------------------------------------------------------------------------------
December 31, 2003 (Continued)
-----------------

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $8,703,000 were lower by $733,000 for the year ended December 31, 2004 than for the year ended December 31, 2003. The decrease of $733,000 was comprised of:
     o settlement and legal costs of $1,375,000 in 2003 associated with an action against the Company by a competitor relating to the Company's intellectual property;
     o  severance charges of $387,000 in 2003 versus $163,000 in 2004; and
     o collections of $172,000 during 2004 on accounts receivable previously recognized as uncollectible.
     Partially offsetting these decreases were the addition of resources aimed at expanding the customer base and an increase in salaries and fringes totaling $557,000, and an increase in consulting and marketing expenses primarily associated with product promotion and marketing research totaling $414,000.

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

Interest Expense
----------------
     In September 2003, the Company repaid all of its outstanding senior and subordinated debt. The Company had no interest expense related to senior and subordinated debt in the year ended December 31, 2004 as compared to $676,000 of interest expense for the year ended December 31, 2003.

Equity in Income of Joint Ventures
----------------------------------
     In September 2003, the Company sold its entire ownership interest in SI/BAKER, INC. During the year ended December 31, 2003, equity in income of the SI/BAKER joint venture was $256,000.

Gain on Sale of SI/BAKER Joint Venture
--------------------------------------
     In September 2003, the Company sold its entire ownership interest in SI/BAKER, INC. The sale resulted in a gain of $4,901,000 in 2003.

Gain on Disposition of Property, Plant and Equipment
----------------------------------------------------
     The gain on the disposition of property, plant and equipment of $1,354,000 for 2003 was primarily attributable to the sale-leaseback on the Company's Easton, Pennsylvania facility in February 2003. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded in 2003. The remaining gain of $826,000 was deferred and is being recognized as a reduction in rent expense over the five-year term of the lease.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Results of Operations - Year Ended December 31, 2004 Compared to the Year Ended
-------------------------------------------------------------------------------
December 31, 2003 (Continued)
-----------------

Other Income, Net
-----------------
     In September 2003, the Company sold its entire ownership interest in SI/BAKER, INC. The unfavorable variance of $239,000 in other income, net for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily attributable to revenue-based royalty income from the Company's SI/BAKER joint venture recognized during the first nine months of 2003.

Income Tax Expense
------------------
     The Company recognized income tax expense of $743,000 during the year ended December 31, 2004, compared to income tax expense of $2,424,000 during the year ended December 31, 2003. Income tax expense was generally recorded at statutory federal and state tax rates. Income tax expense for the year ended December 31, 2004 was lower than the statutory federal and state tax rates, primarily as a result of a change in the state effective tax rate.

                         ------------------------------

Results of Operations - Year Ended December 31, 2003 Compared to the Year
-------------------------------------------------------------------------
Ended December 31, 2002
-----------------------

Earnings Summary
----------------
     The Company had net earnings of $3,785,000 (or $0.89 basic earnings per share) for the year ended December 31, 2003, compared to net earnings of $663,000 (or $0.16 basic earnings per share) for the year ended December 31, 2002. The increase in net earnings was primarily due to:
     o a pre-tax gain on the sale of the Company's ownership interest in the SI/BAKER joint venture of $4,901,000;
     o a pre-tax gain on the sale-leaseback of the Company's Easton, Pennsylvania facility of $1,363,000;
     o a reduction in selling, general and administrative expenses of $497,000, exclusive of settlement and legal costs mentioned below; and
     o  a reduction in interest expense of $370,000.
     Partially offsetting the favorable impact of the aforementioned items was:
     o settlement and legal costs of $1,375,000 associated with an action against the Company by a competitor relating to the Company's intellectual property; and
     o a restructuring credit of $264,000 in 2003 pertaining to the final settlement of the remaining pension obligations associated with the Company's terminated pension plan and the reversal of a previously established severance accrual that was no longer required versus a restructuring credit of $859,000 in 2002 pertaining to the partial settlement of the remaining pension obligations associated with the Company's terminated pension plan.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                               2003                   2002
                                                          ----------------      ----------------
Net sales.............................................      $ 37,295,000           38,224,000
Cost of sales.........................................        27,847,000           28,951,000
                                                              ----------           ----------
Gross profit on sales.................................      $  9,448,000            9,273,000
                                                              ==========           ==========

Gross profit as a percentage of sales.................             25.3%                24.3%
                                                                   ====                 ====

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


Results of Operations - Year Ended December 31, 2003 Compared to the Year
-------------------------------------------------------------------------
Ended December 31, 2002 (Continued)
-----------------------

Net Sales and Gross Profit on Sales (Continued)
-----------------------------------
     The net sales decrease was attributable to a decreased volume of SI Systems' branded sales of $2,823,000 associated with the current economic slowdown and competitive pricing pressures, offset by an increase in Ermanco branded sales of $1,894,000.
     The increase in Ermanco branded sales was primarily due to an equivalent increase in sales to health and beauty aids and mail processing related customers as a result of a slight recovery in these industry sectors in 2003 as compared to 2002.
     Gross profit, as a percentage of sales, for the year ended December 31, 2003 was favorably impacted by approximately 2.1% due to a reduction in overhead costs and approximately .5% due to the favorable performance on the Company's contracts and product mix during 2003 as compared to 2002. Gross profit, as a percentage of sales, for 2002 was favorably impacted by approximately 1.5% as a result of the reversal of previously established contract accruals due to changes in cost estimates.

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

Gain on Disposition of Property, Plant and Equipment
----------------------------------------------------
     The gain on the disposition of property, plant and equipment of $1,354,000 was higher by $1,260,000 for 2003 as compared to 2002. In 2003, the disposition of property, plant and equipment was primarily attributable to the sale-leaseback on the Company's Easton, Pennsylvania facility. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded in 2003. The remaining gain of $826,000 was deferred and is being recognized as a reduction in rent expense over the five-year term of the lease. In 2002, the Company sold fixed assets that resulted in a gain of $94,000 in 2002.

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

                         ------------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents decreased to $3,602,000 at December 31, 2004 from $5,591,000 at December 31, 2003. The decrease resulted primarily from:
     o  cash used by operating activities totaling $1,473,000;
     o  purchases of capital equipment of $261,000; and
     o  repurchase and retirement of common stock of $325,000.
     Cash used by operating activities of $1,473,000 during the year ended December 31, 2004 as compared to cash provided by operating activities of $329,000 during the year ended December 31, 2003 decreased primarily due to the payment of settlement and legal costs of $1,197,000 associated with an action against the Company by a competitor relating to the Company's intellectual property. Also contributing to cash provided by operating activities during the year ended December 31, 2003 was the receipt of a federal income tax refund of $1,093,000 and the receipt of a $1,000,000 cash dividend from the SI/BAKER joint venture.
     In 2003, the Company repaid all of its outstanding term debt and subordinated debt.
     The Company's line of credit facility may not exceed $5,000,000; $4,800,000 is available and is to be used primarily for working capital purposes. The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. As of December 31, 2004, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2005. The Company expects to renew the line of credit facility under similar terms and conditions during 2005.
     The Company anticipates that its financial resources, consisting of cash generated from operations and its line of credit, will be adequate to satisfy its future cash requirements through the next year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers.
     The Company is currently exploring various business strategies designed to enhance the value of the Company's assets for its stockholders over the long term. The Company has retained the investment banking firm, Boenning & Scattergood, Inc., to advise the Company in evaluating its strategic options. The Company is continuing to evaluate and actively explore a range of possible options, including mergers, acquisitions, the possible sale of the Company or one or more of its divisions. The Company may not be able to effect any of these strategic options on favorable terms or at all.

                         ------------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Contractual Obligations
-----------------------
     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement, as amended, requires fixed monthly rentals of $29,310 (with annual increases of 2.5%). The terms of the lease require the payment by Ermanco of all taxes, insurance, and other ownership related costs of the property. The lease, as amended on April 1, 2004, expires on September 30, 2008.
     In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $17,703 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008.
     The Company also leases certain office equipment, computer equipment, and software under various operating leases with terms extending through September 2007.
     Future contractual obligations and commercial commitments at December 31, 2004 as noted above are as follows:

                                             Payments Due by Period
                  -----------------------------------------------------------------------------
                                   Less Than
                       Total         1 Year      2 Years      3 Years      4 Years      5 Years
                       -----       ---------     -------      -------      -------      -------
Contractual
obligations:
  Operating
   leases........   $ 2,150,000     636,000      590,000      606,000      318,000            -
                      ---------     --------     -------      -------      -------      -------

   Total.........   $ 2,150,000     636,000      590,000      606,000      318,000            -
                      =========     =======      =======      =======      =======      =======


                                                      Amount of Commitment
                                                      Expiration Per Period
                                 ------------------------------------------------------------------
                   Total Amounts      Less Than
                     Committed         1 Year        2 Years      3 Years      4 Years      5 Years
                   -------------      ---------      -------      -------      -------      -------
Other
commercial
commitments:
  Letters of
   credit........     $200,000         200,000          -            -            -            -

     In addition to the obligations noted above, the Company also has an employment agreement with Leon C. Kirschner, Chief Operating Officer of the Company and President of Ermanco Incorporated. Terms of the employment agreement include a base salary of $272,328 per year. Mr. Kirschner has the right to terminate the employment agreement voluntarily by giving the Company written notice of such termination no less than 180 days prior to the effective date of the termination. Under certain circumstances, the employment agreement provides for post termination severance payments.

Off-Balance Sheet Arrangements
------------------------------
     As of December 31, 2004, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

                         ------------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Recently Issued Accounting Pronouncements
-----------------------------------------
     In December 2003, the Company adopted SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132R") as amended. This standard retains the existing disclosures and requires additional disclosures to provide details about pension plan assets, benefit obligations, cash flows, benefit costs, and related information. The disclosure requirements are included in the Company's financial statements.
     In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 provides for certain fixed production overhead cost to be reflected as a period cost and not capitalized as inventory. FAS 151 is effective for the beginning of 2006. The adoption of FAS 151 is not expected to have a material impact on the Company's financial statements.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) "Share-Based Payment" ("FAS 123R"). FAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. It will require companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company current uses. The Company is required to adopt FAS 123R beginning in the third quarter of 2005. The adoption of FAS 123R is not expected to have a material impact on the Company's financial statements.


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

Item 8.       Consolidated Financial Statements and Supplementary Data
-------       --------------------------------------------------------



                                    I N D E X


o    Report of Independent Registered Public Accounting Firm.


o    Consolidated Financial Statements:
        Consolidated Balance Sheets, December 31, 2004 and 2003.

        Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002.

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003, and 2002.

        Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

        Notes to Consolidated Financial Statements.


o Financial Statement Schedule for the years ended December 31, 2004, 2003, and 2002:

                     II - Valuation and qualifying accounts


o All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Technologies, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP



Philadelphia, PA
March 4, 2005

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2004 and 2003
     (In Thousands, Except Share Data)

                                                           December 31,            December 31,
                                                               2004                   2003
                                                        -------------------     ------------------
Assets
------

Current assets:
   Cash and cash equivalents..........................      $   3,602                  5,591

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $231 as of December 31,
       2004 and $265 as of December 31,
       2003)..........................................          5,756                  5,277
     Notes and other receivables......................            244                     38
                                                               ------                 ------
       Total receivables..............................          6,000                  5,315
                                                               ------                 ------

   Costs and estimated earnings in excess of
     billings.........................................          1,059                    521

   Inventories:
     Raw materials....................................          1,175                    926
     Work-in-process..................................            246                    106
     Finished goods...................................            195                    159
                                                               ------                 ------
       Total inventories..............................          1,616                  1,191
                                                               ------                 ------

   Deferred income tax benefits.......................            889                  1,444
   Prepaid expenses and other current assets..........            636                    629
                                                               ------                 ------

     Total current assets.............................         13,802                 14,691
                                                               ------                 ------

Property, plant and equipment, at cost:
   Leasehold improvements.............................            228                    228
   Machinery and equipment............................          3,752                  3,643
                                                               ------                 ------
                                                                3,980                  3,871
   Less:  accumulated depreciation....................          2,744                  2,455
                                                               ------                 ------
     Net property, plant and equipment................          1,236                  1,416
                                                               ------                 ------

Goodwill..............................................         17,657                 17,657
Other assets..........................................             10                     10
                                                               ------                 ------

     Total assets.....................................      $  32,705                 33,774
                                                               ======                 ======


          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2004 and 2003
     (In Thousands, Except Share Data)

                                                           December 31,            December 31,
                                                               2004                   2003
                                                        -------------------     ------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable......................................   $   3,000                  2,671
   Customers' deposits and billings in excess of
     costs and estimated earnings........................       1,560                  2,180
   Accrued salaries, wages, and commissions..............         428                    304
   Income taxes payable..................................          58                    894
   Accrued product warranty..............................         655                    925
   Deferred gain on sale-leaseback.......................         165                    165
   Accrued other liabilities.............................       1,042                  2,415
                                                               ------                 ------
       Total current liabilities.........................       6,908                  9,554
                                                               ------                 ------

Long-term liabilities:
   Deferred gain on sale-leaseback.......................         358                    523
   Deferred income taxes payable.........................       2,131                  1,594
   Deferred compensation.................................           -                     42
                                                               ------                 ------
       Total long-term liabilities.......................       2,489                  2,159
                                                               ------                 ------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued and outstanding
     4,265,310 shares as of December 31, 2004
     and 4,277,595 shares as of December 31,
     2003................................................       4,265                  4,278
   Additional paid-in capital............................       7,996                  7,678
   Retained earnings.....................................      11,047                 10,105
                                                               ------                 ------
       Total stockholders' equity........................      23,308                 22,061
                                                               ------                 ------

       Total liabilities and stockholders' equity........   $  32,705                 33,774
                                                               ======                 ======

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements Of Operations
For the Years Ended December 31, 2004, 2003, and 2002
      (In Thousands, Except Share and Per Share Data)


                                                December 31,       December 31,       December 31,
                                                    2004               2003               2002
                                              ----------------   ----------------   ----------------
Net sales.................................      $     42,255            37,295             38,224
Cost of sales.............................            31,277            27,847             28,951
                                                   ---------        ----------          ---------
   Gross profit on sales..................            10,978             9,448              9,273
                                                   ---------        ----------          ---------

Selling, general and administrative
   expenses                                            8,703             9,436              8,558
Product development costs.................               314               400                358
Restructuring charges (credits)...........                 -              (264)              (859)
Interest expense..........................                 4               676              1,046
Interest income...........................               (76)              (76)              (112)
Equity in income of joint venture.........                 -              (256)               (58)
Gain on sale of SI/BAKER
   joint venture..........................                 -            (4,901)                 -
Gain on disposition of
   property, plant and equipment..........                 -            (1,354)               (94)
Other income, net.........................              (183)             (422)              (496)
                                                   ---------          ---------         ---------
                                                       8,762             3,239              8,343
                                                   ---------          ---------         ---------

Earnings before income
   taxes..................................             2,216             6,209                930
Income tax expense........................               743             2,424                267
                                                   ---------          ---------         ---------
   Net earnings...........................      $      1,473             3,785                663
                                                   =========          =========         =========

Basic earnings per share..................      $        .34                .89               .16
                                                   =========          =========         =========

Diluted earnings per share................      $        .34                .87               .15
                                                  ==========          =========         =========

Weighted average shares
   outstanding............................         4,278,065          4,269,274         4,231,878
Dilutive effect of stock options..........            72,232             95,438            64,706
Dilutive effect of phantom stock
   units..................................                 -                  -             3,609
                                                   ---------          ---------         ---------
Weighted average shares
   outstanding assuming dilution..........         4,350,297          4,364,712         4,300,193
                                                   ==========         ==========        =========

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2004, 2003, and 2002
              (In Thousands, Except Share Data)

                                                                                        Accumulated
                                                Common Shares    Additional                Other         Total
                                             ------------------   Paid-In    Retained  Comprehensive  Stockholders'  Comprehensive
                                              Number    Amount    Capital    Earnings      Loss          Equity      Income (Loss)
                                             --------  --------  ----------  --------  -------------  -------------  -------------
Balance at December 31, 2001..............   4,221,635  $ 4,222    7,102       5,841       (253)         16,912

Net earnings..............................           -        -        -         663          -             663            663
Loss reclassified from other
   comprehensive income, net of
   tax of $49.............................           -        -        -           -        197             197
Change in fair value of derivative,
   net of tax of $47......................           -        -        -           -       (188)           (188)          (188)
                                                                                                                         -----
Comprehensive income......................           -        -        -           -          -               -            475
                                                                                                                         =====
Stock options exercised...................       5,563        5       31           -          -              36
Issuance of common shares as interest
   payment on subordinated notes..........      28,900       29      211           -          -             240
Other incentive plan activity.............           -        -       25           -          -              25
                                             ---------    -----    -----      ------        ---          ------
Balance at December 31, 2002..............   4,256,098    4,256    7,369       6,504       (244)         17,885

Net earnings..............................           -        -        -       3,785          -           3,785          3,785
Loss reclassified from other
   comprehensive income, net of
   tax of $62.............................           -        -        -           -         98              98
Amortization of other comprehensive
   income, net of tax of $138.............           -        -        -           -        219             219
Change in fair value of derivative,
   net of tax of $43......................           -        -        -           -        (73)            (73)           (73)
                                                                                                                         -----
Comprehensive income......................           -        -        -           -          -               -          3,712
                                                                                                                         =====
Stock options exercised...................      11,218       12      153        (184)         -             (19)
Tax benefit of stock option exercises.....           -        -       40           -          -              40
Issuance of common shares as interest
   payment on subordinated notes..........      10,279       10       80           -          -              90
Other incentive plan activity.............           -        -       36                      -              36
                                             ---------    -----    -----      ------        ---          ------
Balance at December 31, 2003..............   4,277,595    4,278    7,678      10,105          -          22,061

Net earnings..............................           -        -        -       1,473          -           1,473          1,473
                                                                                                                         -----
Comprehensive income......................           -        -        -           -          -               -          1,473
                                                                                                                         =====
Stock options exercised...................      22,415       22      353        (305)         -              70
Acquisition and retirement of
   common stock...........................     (34,700)     (35)     (64)       (226)         -            (325)

Other incentive plan activity.............           -        -       29           -          -              29
                                             ---------    -----    -----      ------        ---          ------
Balance at December 31, 2004..............   4,265,310  $ 4,265    7,996      11,047          -          23,308
                                             =========    =====    =====      ======        ===          ======

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003, and 2002
      (In Thousands)


                                                       December 31,       December 31,      December 31,
                                                          2004               2003               2002
                                                    -----------------  -----------------  -----------------
Cash flows from operating activities:
   Net earnings................................          $  1,473             3,785                663
   Adjustments to reconcile net
      earnings to net cash provided (used)
      by operating activities:
         Depreciation of plant and
           equipment............................              441               472                661
         Amortization of intangibles............                -                57                 49
         Gain on disposition of
           property, plant and equipment........                -            (1,354)               (94)
         Gain on sale of SI/BAKER joint
           venture..............................                -            (4,901)                 -
         Amortization of deferred gain on
           sale-leaseback.......................             (165)             (138)                 -
         Equity in income of joint venture......                -              (256)               (58)
         Cash dividends received from
           joint venture........................                -             1,000                400
         Issuance of common shares
           as interest payment on
           subordinated notes...................                -                90                240
         Other non-cash items
           affecting earnings...................               29                36                 25
         Noncash interest charges
           associated with settlement of
           interest rate swap contract..........                -               292                  -
         Change in operating assets and
           liabilities:
              Receivables.......................             (685)              (90)             2,373
              Costs and estimated earnings
                in excess of billings...........             (538)             (393)               116
              Inventories.......................             (425)              184              1,018
              Deferred tax expenses.............            1,092                51              1,389
              Prepaid expenses and other
                current assets..................               (7)               66                (46)
              Other noncurrent assets...........                -                 1                  1
              Accounts payable..................              329               268               (916)
              Customers' deposits and
                billings in excess of costs
                and estimated earnings..........             (620)              (91)            (1,074)
              Accrued salaries, wages,
                and commissions.................              124              (240)              (132)
              Income taxes payable..............             (836)              740                108
              Accrued product warranty..........             (270)               31                 31
              Accrued other liabilities.........           (1,373)              702             (1,090)
              Deferred compensation.............              (42)               17               (109)
                                                           ------            ------             ------
   Net cash provided (used) by
      operating activities......................           (1,473)              329              3,555
                                                           ------            ------             ------

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2004, 2003, and 2002
      (In Thousands)


                                                       December 31,       December 31,      December 31,
                                                          2004               2003               2002
                                                    -----------------  -----------------  -----------------
Cash flows from investing activities:
  Proceeds from the disposition of
     property, plant and equipment.............                 -             2,738                200
  Proceeds from the divestment of
     joint ventures, net of advisory fees......                 -             5,482                125
  Additions to property, plant and
     equipment.................................              (261)             (237)              (275)
                                                           ------            ------             ------
  Net cash provided (used) by investing
     activities................................              (261)            7,983                 50
                                                           ------            ------             ------

Cash flows from financing activities:
  Sale of common shares in connection
     with employee incentive stock
     option plan...............................                70                12                 36
  Repurchase and retirement of
     common stock..............................              (325)                -                  -
  Decrease (increase) in restricted cash.......                 -               865               (865)
  Repayment of long-term debt..................                 -            (8,700)            (3,505)
  Settlement of interest rate swap
     contract..................................                 -              (283)                 -
                                                           ------            ------             ------
  Net cash used by
     financing activities......................              (255)           (8,106)            (4,334)
                                                           ------            ------             ------

  Increase (decrease) in cash
     and cash equivalents......................            (1,989)              206               (729)
  Cash and cash equivalents,
     beginning of period.......................             5,591             5,385              6,114
                                                           ------            ------             ------
  Cash and cash equivalents,
     end of period.............................          $  3,602             5,591              5,385
                                                            =====            ======             ======

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------

Description of Business and Concentration of Credit Risk
--------------------------------------------------------
     The Company's Easton, Pennsylvania operation (hereafter referred to as "SI Systems") is a specialized systems integrator supplying SI Systems' branded automated material handling systems to manufacturing, assembly, order fulfillment, and distribution operations customers located primarily in North America, including the U.S. government. The automated material handling systems are marketed, designed, sold, installed, and serviced by its own staff or subcontractors, as labor-saving devices to improve productivity, quality, and reduce costs. SI Systems' branded products are utilized to automate the movement or selection of products and are often integrated with other automated equipment such as conveyors and robots. Integrated material handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique material handling needs. The engineering staff develops and designs computer control programs required for the efficient operation of the systems and for optimizing manufacturing, assembly, and fulfillment operations.
     The Company's Spring Lake, Michigan operation (hereafter referred to as "Ermanco"), is a manufacturer of Ermanco branded light to medium duty unit handling conveyor and sortation products, serving the material handling industry through a worldwide network of approximately 100 experienced material handling equipment distributors and one licensee. Ermanco also provides complete conveyor systems for a variety of applications, including distribution centers and automated manufacturing, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontractors, and subcontracted installation services. Ermanco supplies material handling systems and equipment to both national and international markets. Ermanco offers services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distribution centers, utilizing sophisticated, custom-designed controls software.
     In the years ended December 31, 2004, 2003, and 2002, no customer accounted for over 10% of sales.
     The Company's products are sold on a fixed-price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has been accepted. Generally, contract terms are net 30 days for product and parts sales, with progress payments for system-type projects. Many of Ermanco's sales are to distributors who have non-exclusive agreements with the Company. As of December 31, 2004, two customers owed the Company $665,000 and $645,000, respectively, in trade receivables. No other customer owed the Company in excess of 10% in trade receivables. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


Use of Estimates
----------------
     The preparation of the financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The judgments made in assessing the appropriateness of the estimates and assumptions utilized by management in the preparation of the financial statements are based on historical and empirical data and other factors germane to the nature of the risk being analyzed. Materially different results may occur if different assumptions or conditions were to prevail. Estimates and assumptions are mainly utilized to establish the appropriateness of the allowance for doubtful accounts, inventory reserve, warranty reserve, revenue recognition, and impairment of long-lived assets.

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Intangibles
-----------

Goodwill
--------
     SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite lives no longer be amortized. Goodwill is instead tested for impairment, using a fair value based method.
     The Company completed its tests for impairment of goodwill in accordance with SFAS No. 142 as of December 31, 2004, 2003, and 2002, and those reviews did not indicate any impairment. The book value of goodwill as of December 31, 2004 is $17,657,000. During the years ended December 31, 2004, 2003, and 2002, goodwill and other intangible amortization was $0, $57,000, and $49,000, respectively. The Company had no acquisitions of goodwill or other intangible assets during 2004, 2003, and 2002.

Deferred Debt Issuance Cost
---------------------------
     Deferred debt issuance costs are amortized over the period of the related facility.
     During 2003, the Company prepaid its outstanding term loan with its principal bank and fully expensed the related unamortized debt issuance costs.

Asset Impairment
----------------
     The Company reviews the recovery of the net book value of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to an amount by which the net book value exceeds the fair value of assets.

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Restructuring (Continued)
-------------
     A roll-forward of restructuring activities is as follows (in thousands):

                       Beginning     Charge/        Cash          Reversal/         Ending
                        Balance      (Credit)     Spending     Reclassification     Balance
                      ------------ ------------- ------------ ------------------- ------------
  2004.............      $  68           -            (5)              -               63
  2003.............      $ 216        (264)          (54)            170               68
  2002.............      $ 494        (859)         (278)            859              216


     The $63,000 restructuring accrual at December 31, 2004 relates to professional fees for the 2001 restructuring that are still expected to be paid and is included in accrued other liabilities.
     During 2003, the Company recorded a restructuring credit of $94,000 associated with the reversal of a previously established severance accrual that was no longer required.
     The amounts reclassified out of the restructuring accrual and included in accrued pension and retirement savings plan liabilities for the years ended December 31, 2003 and 2002 were $170,000 and $859,000, respectively.

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

                                           Additions
                                           Charged to
                           Beginning       Costs and                             Ending
                            Balance         Expenses          Deductions         Balance
                          ------------  -----------------  ------------------ --------------
  2004....................   $ 925             20               (290)             655
  2003....................   $ 894            215               (184)             925
  2002....................   $ 863            245               (214)             894


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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Stock-Based Compensation
------------------------
     The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense on options granted to employees for the stock option grants. The Company recognizes compensation expense on options granted to non-employee directors. Additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by FAS 148, is included below. If the Company had elected to recognize stock-based compensation expense for options granted to employees based on the fair value of granted options at the grant date (as determined under FAS 123), net earnings (in thousands) and basic and diluted earnings per share for the years ended December 31, 2004, 2003, and 2002 would have been as follows:

                                              For the Year       For the Year       For the Year
                                                 Ended              Ended               Ended
                                              December 31,       December 31,       December 31,
                                                  2004               2003               2002
                                            -----------------  -----------------   ----------------
Net earnings, as reported.................      $ 1,473              3,785               663
Deduct:  total stock-based employee
   compensation determined under
   fair value method, net of related
   tax effects............................          (91)               (80)             (280)
                                                  -----              -----               ---
Pro forma net earnings....................      $ 1,382              3,705               383
                                                  =====              =====               ===


                                              For the Year       For the Year       For the Year
                                                 Ended              Ended               Ended
                                              December 31,       December 31,       December 31,
                                                  2004               2003               2002
                                            -----------------  -----------------   ----------------
Earnings per share:
   Basic -- as reported....................      $ .34                .89               .16
                                                   ===                ===               ===
   Basic -- pro forma......................      $ .32                .87               .09
                                                   ===                ===               ===

   Diluted -- as reported..................      $ .34                .87               .15
                                                   ===                ===               ===
   Diluted -- pro forma....................      $ .32                .85               .09
                                                   ===                ===               ===

     The above pro forma net earnings and basic and diluted earnings per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. No options were granted to employees during the years ended December 31, 2004, 2003, and 2002.
     The Company also grants phantom stock units to its directors as deferred compensation. Such awards are redeemable in cash or the Company's common stock at the director's option and are accounted for in accordance with APB Opinion No. 25 as stock appreciation rights. Expense for the phantom stock unit plan was not material for the years ended December 31, 2004, 2003, and 2002.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


Earnings Per Share
------------------
     Basic and diluted earnings per share for the years ended December 31, 2004, 2003, and 2002 are based on the weighted average number of shares outstanding. In addition, diluted earnings per share reflect the effect of dilutive securities which include phantom stock units, and the shares that would be outstanding assuming the exercise of dilutive stock options. The number of shares that would be issued from the exercise has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock.

Cash Flow Hedge
---------------
     In accordance with the provisions of SFAS No. 133, as amended, the Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge) or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company records in accumulated other comprehensive income or loss changes in the fair value of derivatives that are designated as and meet all the required criteria for a cash flow hedge. The Company then reclassifies these amounts into earnings as the underlying hedged item affects earnings. The Company records immediately in earnings changes in the fair value of derivatives that are not designated as hedges. As of December 31, 2004, the Company did not have any cash flow hedges.

Off-Balance Sheet Arrangements
------------------------------
     As of December 31, 2004, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

Recently Issued Accounting Pronouncements
-----------------------------------------
     In December 2003, the Company adopted SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132R") as amended. This standard retains the existing disclosures and requires additional disclosures to provide details about pension plan assets, benefit obligations, cash flows, benefit costs, and related information. The disclosure requirements are included in the financial statements.
     In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 provides for certain fixed production overhead cost to be reflected as a period cost and not capitalized as inventory. FAS 151 is effective for the beginning of 2006. The adoption of FAS 151 is not expected to have a material impact on the Company's financial statements.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) "Share-Based Payment" ("FAS 123R"). FAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. It will require companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company currently uses. The Company is required to adopt FAS 123R beginning in the third quarter of 2005. The adoption of FAS 123R is not expected to have a material impact on the Company's financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(2)      Uncompleted Contracts
---      ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows (in thousands):

                                                             December 31,              December 31,
                                                                 2004                      2003
                                                           ----------------          ----------------
Costs and estimated earnings on
   uncompleted contracts............................           $ 14,323                   13,584
Less:  billings to date.............................             14,824                   15,243
                                                                 ------                   ------
                                                               $   (501)                  (1,659)
                                                                 ======                   ======

Included in accompanying balance sheets under the
   following captions:
   Costs and estimated earnings
     in excess of billings..........................           $  1,059                      521
   Customers' deposits and billings in
     excess of costs and estimated
     earnings.......................................             (1,560)                  (2,180)
                                                                 ------                   ------
                                                               $   (501)                  (1,659)
                                                                 ======                   ======


(3)      Line of Credit
---      --------------

     The Company has a line of credit facility which may not exceed $5,000,000, $4,800,000 is available, and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%.
     The line of credit facility contains various non-financial covenants and is secured by all accounts receivable and inventory. The Company was in compliance with all covenants as of December 31, 2004. As of December 31, 2004, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2005. The Company expects to renew the line of credit facility under similar terms and conditions during 2005.


(4)      Long-Term Debt
---      --------------

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(5)      Capital Stock Options
---      ---------------------

     The following is a summary of options available for grant and changes in options outstanding under the Company's 1997 Equity Compensation Plan ("ECP") for the years ended December 31, 2004, 2003, and 2002:

                                                2004                           2003                           2002
                                      -------------------------      -------------------------      -------------------------
                                                      Weighted                       Weighted                       Weighted
                                                       Average                        Average                        Average
                                        Number of     Exercise         Number of     Exercise         Number of     Exercise
                                      Stock Options     Price        Stock Options     Price        Stock Options     Price
                                       Outstanding    Per Share       Outstanding    Per Share       Outstanding    Per Share
                                      -------------   ---------      -------------   ---------      -------------   ---------
1997 ECP:
  Balance as of January 1........        339,122       $ 7.40           525,516        $ 7.78           556,771       $ 7.81
  Granted........................           -               -                 -             -            20,000         8.20
  Exercised......................        (67,789)        7.40           (39,706)         6.67            (5,563)        6.69
  Lapsed.........................        (61,550)        8.40          (146,688)         8.95           (45,692)        8.47
                                         -------         ----           -------          ----           -------         ----
    Balance as of December 31....        209,783       $ 7.11           339,122        $ 7.40           525,516       $ 7.78
                                         =======         ====           =======          ====           =======         ====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(5)      Capital Stock Options (Continued)
---      ---------------------

     The following table summarizes information about stock options outstanding as of December 31, 2004:

                Options Outstanding                            Options Exercisable
-----------------------------------------------------    --------------------------------
                      Number of          Remaining                          Number of
  Exercise          Stock Options          Life           Exercise        Stock Options
   Price             Outstanding          (Years)           Price          Exercisable
-------------     -----------------    --------------    -----------     ----------------
   $7.06                 7,000               .11            7.06               7,000
    6.63               106,283               .84            6.63             106,283
    7.50                76,500              1.61            7.50              57,375
    8.12                10,000              2.47            8.12               5,000
    8.27                10,000              2.27            8.27               5,000
    ----              --------              ----            ----             -------
   $7.11               209,783              1.46            7.01             180,658
    ====               =======              ====            ====             =======

     In July 1997, the stockholders adopted the 1997 Equity Compensation Plan ("ECP"), which will expire in July 2007. The ECP provides for grants of stock options, restricted stock, and stock appreciation rights to selected employees, key advisors who perform valuable services, and directors of the Company. In addition, the ECP provides for grants of performance units to employees and key advisors. The ECP, as amended by shareholders in August 2000 and June 2001, authorizes up to 1,012,500 shares of common stock for issuance pursuant to the terms of the plan. Under the Company's ECP, officers, directors, and key employees have been granted options to purchase shares of common stock at the market price at the date of grant. The Company recognizes compensation expense on options granted to non-employee directors. Options become exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options are fully exercisable. As of December 31, 2004, 209,783 options are outstanding under the plan, and all options have a term of five years.


(6)      Employee Benefit Plans
---      ----------------------

     The Company maintains a defined benefit plan for employees covered by its collective bargaining agreement. Retirement benefits are based on the employee's years of service multiplied by the appropriate monthly benefit amount. Employee compensation does not impact pension benefits. The Company's policy is to fund plans in compliance with applicable laws and regulations.
     The benefit obligations for the Company's defined benefit plan were (in thousands):

                                                              2004                     2003
                                                       --------------------    ---------------------
Change in benefit obligations:
Benefit obligation at beginning of year.............        $ 692                      1,526
Service cost (excluding administrative
  expenses).........................................           96                         88
Interest cost.......................................           46                         60
Actuarial loss......................................           85                        197
Benefits and expenses paid..........................          (16)                    (1,179)
                                                             ----                      -----
Benefit obligation at end of year...................        $ 903                        692
                                                             ====                      =====

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(6)      Employee Benefit Plans (Continued)
---      ----------------------------------

    The fair value of the plan assets of the Company's defined benefit plan follows (in thousands):

                                                              2004                     2003
                                                       --------------------    ---------------------
Change in plan assets:
Fair value of plan assets at beginning of year......        $ 712                      1,730
Actual return on plan assets........................           61                         49
Employer contribution...............................          146                        112
Expenses............................................          (10)                       (35)
Benefits paid.......................................           (6)                    (1,144)
                                                              ---                      -----
Fair value of plan assets at end of year............        $ 903                        712
                                                              ===                      =====

    Prepaid pension asset included in the Company's balance sheets were (in thousands):

                                                              2004                     2003
                                                       --------------------    ---------------------
Reconciliation to balance sheets:
Funded status:
Plan assets in excess of benefit obligation.........        $   -                         20
Unrecognized net actuarial loss.....................          227                        152
Unrecognized net obligation.........................          (10)                       (11)
Unrecognized prior service costs....................            5                          5
                                                              ---                      -----
Prepaid pension asset recognized in the
  Company's balance sheets..........................        $ 222                        166
                                                             ====                      =====


     The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over the average remaining service lives of the employees expected to receive benefits. The net periodic pension expense (benefit) and total pension expense (benefit) for the years ended December 31, 2004, 2003, and 2002 includes the following components (in thousands):

                                                2004                2003                2002
                                           ----------------   -----------------   -----------------
Service cost-benefits earned during
  the period.............................      $  96                  88                   71
Interest cost on projected benefit
   obligation............................         46                  60                  216
Expected return on plan assets -
   increase..............................        (60)                (91)                (302)
Amortization of net asset................         (1)                  -                    -
Amortization of prior service cost.......          -                   -                    -
Recognized net actuarial gain............          9                  (2)                 (86)
                                                 ---                 ---                  ---
Net periodic pension expense
   (benefit).............................         90                  55                 (101)
Settlement credit........................          -                (144)                (859)
                                                 ---                 ---                  ---
Total pension expense (benefit)..........      $  90                 (89)                (960)
                                                 ===                 ===                  ===

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(6)      Employee Benefit Plans (Continued)
---      ----------------------

     The weighted average rates and actuarial assumptions used to develop the net periodic pension expense (benefit) and the projected benefit obligation for the plans were:

                                          2004                  2003                  2002
                                   --------------------  -------------------   --------------------
Discount rate..................           6.0%                  6.5%              5.32% and 7.0%
Expected long-term rate of
   return on plan assets.......           8.0%                  8.0%              8.0% and 8.50%

     The expected long-term rate of return on assets was developed through analysis of historical market returns, current market conditions, the plans past experience, and the general mix of assets held by the plans.
     The Company made contributions to its defined benefit plan during the years ended December 31, 2004 and 2003 of $146,000 and $112,000, respectively. The Company expects total pension plan contributions to its defined benefit plan to approximate $90,000 for the year ended December 31, 2005.
     The plan's weighted-average target allocation and asset allocations by asset category are as follows (in thousands):

                                             Target
                                           Allocations             2004                  2003
                                        ------------------   ------------------    ------------------
Asset Category:
   Equity securities................             60%                  56%                  48%
   Fixed income securities..........             35%                  34%                  42%
   Cash and equivalents.............              5%                  10%                  10%
                                                ---                  ---                  ---
      Total.........................            100%                 100%                 100%
                                                ===                  ===                  ===

     The primary investment objective of the plan is to ensure, over the long-term life of the plan, an adequate pool of assets to support the benefit obligations to participants, retirees, and beneficiaries. A secondary objective of the plan is to achieve a level of investment return consistent with a prudent level of portfolio risk that will minimize the financial impact of the plan on the Company.

     The Company operates a number of defined contribution plans for employees. The plans contain a Company match feature and one plan also contains provisions for profit sharing contributions in the form of cash as determined annually by the Board of Directors. Total expense for these plans was $180,000, $157,000, and $157,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(7)      Income Taxes
---      ------------

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                           For the Year         For the Year         For the Year
                                              Ended                Ended                Ended
                                            December 31         December 31,          December 31,
                                               2004                 2003                 2002
                                        ------------------   ------------------    ------------------
Federal  - current..................         $  (497)               1,982               (1,146)
         - deferred.................           1,099                 (214)               1,326
                                               -----                -----                -----
                                                 602                1,768                  180
                                               -----                -----                -----

State    - current..................             145                  388                   22
         - deferred.................              (7)                 265                   63
                                               -----                -----                -----
                                                 138                  653                   85
                                               -----                -----                -----

Foreign  - current..................               3                    3                    2
                                               -----                -----                -----
                                             $   743                2,424                  267
                                               =====                =====                =====


     The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                          For the Year          For the Year         For the Year
                                              Ended                Ended                 Ended
                                          December 31,          December 31,         December 31,
                                              2004                  2003                 2002
                                        ------------------    -----------------    ------------------
Computed tax expense (benefit)
   at statutory rate of 34%.........         $  753                 2,111                  316
Increase (reduction) in taxes
   resulting from:
     State income taxes, net of
       federal benefit..............             28                   431                   56
     Equity in income of joint
       venture and dividend
       received deduction from
       joint venture distribution...              -                  (272)                (109)
     Change in state effective
       tax rate.....................            (48)                    -                    -
     Miscellaneous items............             10                   154                    4
                                                ---                 -----                  ---
                                             $  743                 2,424                  267
                                                ===                 =====                  ===

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(7)      Income Taxes (Continued)
---      ------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are presented below (in thousands):

                                                              December 31,         December 31,
                                                                  2004                 2003
                                                            -----------------    -----------------
Deferred tax assets:
   Net operating and built-in loss carryforward
     (federal loss of $172 expires through 2008)..........     $     251                 188
   Inventories............................................           186                 298
   Accrued restructuring costs............................            24                  26
   Accrued warranty costs.................................           248                 355
   Accrued settlement costs...............................             -                 420
   Accruals for other expenses, not yet deductible for
     tax purposes.........................................           613                 741
                                                                   -----               -----
       Total gross deferred tax assets....................         1,322               2,028
                                                                   -----               -----

Deferred tax liabilities:
   Plant and equipment, principally due to
     differences in depreciation..........................         (170)                (159)
   Amortization...........................................       (2,271)              (1,854)
   Other..................................................         (123)                (165)
                                                                  -----                -----
       Total gross deferred tax liabilities...............       (2,564)              (2,178)
                                                                  -----                -----
       Net deferred tax assets (liabilities)..............     $ (1,242)                (150)
                                                                  =====                =====

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2004.


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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(8)      Contingencies (Continued)
---      -------------

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


(9)      Commitments and Related Party Transactions
---      ------------------------------------------

     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement, as amended, requires fixed monthly rentals of $29,310 (with annual increases of 2.5%). The terms of the lease require the payment by Ermanco of all taxes, insurance, and other ownership related costs of the property. The lease, as amended on April 1, 2004, expires on September 30, 2008. The Company paid $387,000, $395,000, and $394,000 in the years ended December 31, 2004, 2003, and 2002, respectively, under this leasing arrangement.
     In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $17,703 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The remaining gain of $826,000 was deferred and is being recognized as a reduction in rent expense over the term of the lease. During 2004 and 2003, $165,000 and $138,000, respectively, of the deferred gain was recognized.
     The Company also leases certain office equipment, computer equipment, and software under various operating leases with terms extending through September 2007.
     Total rental expense, including short-term leases, in the years ended December 31, 2004, 2003, and 2002 approximated $724,000, $718,000, and $555,000, respectively.
     Future minimum rental commitments at December 31, 2004 are as follows (in thousands):

                                                            Operating Leases
                                                        -----------------------
    2005............................................           $   636
    2006............................................               590
    2007............................................               606
    2008............................................               318
    2009............................................                 -
                                                                 -----
      Total ........................................           $ 2,150
                                                                 =====


     The Company has an employment agreement with Leon C. Kirschner, an officer of the Company and President of Ermanco Incorporated. The employment agreement entitles Mr. Kirschner to receive annual compensation during the term of the employment agreement, participate in a bonus plan, plus usual and customary fringe benefits associated with being an employee of the Company. Under certain circumstances, the employment agreement provides for post termination severance payments.
   See Note 11 of Notes to Consolidated Financial Statements for transactions related to the Company's former SI/BAKER joint venture.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(10)     Cash Flow Information
----     ---------------------

   Supplemental disclosures of cash flow information for the years ended December 31, 2004, 2003, and 2002 are as follows (in thousands):

                                            For the Year         For the Year       For the Year
                                                Ended               Ended               Ended
                                            December 31,         December 31,       December 31,
                                                2004                 2003               2002
                                           ----------------    -----------------   ----------------
Supplemental disclosures of cash
  flow information:
     Cash paid (received) during
       the period for:
         Interest.....................        $    4                 456                 761
                                                 ===                 ===                 ===

         Income taxes.................        $  512                 720                (667)
                                                 ===                 ===                 ===

Supplemental disclosures of
  noncash investing and financing
  activities:
     Equity impact from exercise of
       non-qualified stock options.......     $    -                  40                   -
                                                 ===                 ===                 ===

     Withholding of common shares
       for income tax withholding
       obligations arising from
       exercise of non-qualified
       stock options.....................     $   -                 (31)                   -
                                                ===                 ===                  ===

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(11)     Joint Ventures
----     --------------

   On September 19, 2003, the Company sold its entire ownership interest in its SI/BAKER joint venture. Prior to the sale, the Company had entered into various transactions with its former SI/BAKER joint venture as follows:

                                                          2004               2003               2002
                                                    ----------------  -----------------   ----------------
Statements of Operations Data
 (in thousands):
     Systems and services sold under
       various subcontracts................              $   -                62                 194
     Reimbursement for administrative and
       other services provided.............                  -                 9                  24
     Royalty income........................                  -               226                 167

   Information pertaining to the Company's former investment in its SI/BAKER joint venture is as follows (in thousands):

Balance at December 31, 2002.........................................................   $  1,325
Equity in net earnings...............................................................        256
Cash dividends.......................................................................     (1,000)
Sale of the Company's 50% investment in the
   SI/BAKER joint venture............................................................       (581)
                                                                                          ------
Balance at December 31, 2003.........................................................   $      -
                                                                                          ======

   Summary operating results prior to the sale of the Company's former SI/BAKER joint venture are set forth in the following table (in thousands):

                                                 2004               2003                2002
                                           -----------------   ----------------   ------------------
  Net sales..............................      $      -            11,279               8,329
                                                 ======            ======              ======

  Net earnings...........................      $      -               513                 116
                                                 ======            ======              ======

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


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

For the year ended
December 31, 2004:                                   SI Systems         Ermanco           Total
-----------------                                  ------------      ------------      ------------
Sales........................................        $ 11,702            30,553           42,255
Earnings (loss) before interest expense,
  interest income, and income taxes..........            (344)            2,488            2,144
Total assets.................................           6,167            26,538           32,705
Capital expenditures.........................              63               198              261
Depreciation and amortization expense........             104               337              441

For the year ended
December 31, 2003:                                   SI Systems            Ermanco        Total
-----------------                                  ------------      ------------      ------------

Sales........................................        $ 12,083            25,212           37,295
Earnings before interest expense,
  interest income, equity in income of
  joint venture, gain on sale of
  SI/BAKER joint venture, gain on
  disposition of property, plant and
  equipment, and income taxes................             120               178             298
Gain on sale of SI/BAKER joint venture.......           4,901                 -           4,901
Gain on disposition of property, plant
  and equipment..............................           1,354                 -           1,354
Total assets.................................           5,263            28,511          33,774
Capital expenditures.........................              76               161             237
Depreciation and amortization expense........             139               333             472

For the year ended
December 31, 2002:                                   SI Systems            Ermanco        Total
-----------------                                  ------------      ------------      ------------
Sales........................................        $ 14,906            23,318           38,224
Earnings (loss) before interest expense,
  interest income, equity in income of joint
  venture, and income taxes..................           2,248              (442)           1,806
Total assets.................................           9,046            27,657           36,703
Capital expenditures.........................              64               211              275
Depreciation and amortization expense........             233               428              661

   All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States. International sales were $3,514,000, $2,865,000, and $1,682,000 for the years ended December 31, 2004,
2003, and 2002, respectively.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(13)     Quarterly Financial Information (Unaudited)
----     -------------------------------------------

       Selected Quarterly Financial Data
       ---------------------------------
       (In thousands, except per share amounts)

  For the Year Ended                             First        Second        Third        Fourth
  December 31, 2004                             Quarter       Quarter      Quarter       Quarter
  -----------------                             -------       -------      -------       -------
  Net sales.................................    $10,576        9,638       10,754        11,287
  Gross profit on sales.....................    $ 2,630        2,334        3,016         2,998
  Net earnings..............................    $   341          129          465           538
  Basic earnings per share..................    $   .08          .03          .11           .13
  Diluted earnings per share................    $   .08          .03          .11           .12

  For the Year Ended                             First        Second        Third        Fourth
  December 31, 2003                             Quarter       Quarter      Quarter      Quarter*
  -----------------                             -------       -------      -------      -------
  Net sales.................................    $ 8,564       10,983        8,742         9,006
  Gross profit on sales.....................    $ 2,204        2,924        2,234         2,086
  Net earnings (loss).......................    $ 1,011          617        2,412          (255)
  Basic earnings (loss) per share...........    $   .24          .14          .56          (.06)
  Diluted earnings (loss) per share.........    $   .23          .14          .55          (.06)

  For the Year Ended                             First        Second        Third        Fourth
  December 31, 2002                             Quarter       Quarter      Quarter       Quarter
  -----------------                             -------       -------      -------       -------
  Net sales.................................    $10,752        9,908        9,010         8,554
  Gross profit on sales.....................    $ 2,889        2,486        1,891         2,007
  Net earnings (loss).......................    $   343          123         (402)          599
  Basic earnings (loss) per share...........    $   .08          .03         (.09)          .14
  Diluted earnings (loss) per share.........    $   .08          .03         (.09)          .13

* The fourth quarter of 2003 included severance charges of $387,000 and settlement and legal costs of $355,000 associated with an action against the Company by a competitor relating to the Company's intellectual property.


(14)     Stock Repurchase Program
----     ------------------------

   In August 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. As of December 31, 2004, the Company had repurchased 34,700 shares of common stock at a weighted average cost, including brokerage commissions, of $9.38 per share. Cash expenditures for the stock repurchases were $325,632. As of December 31, 2004, $674,368 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY                            Schedule II
                                                                     -----------
VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2004, 2003, and 2002
  (In Thousands)


                                                         Additions
                                         Balance        Charged to
                                           at              Costs                            Balance
                                        Beginning           and                             at End
                                         of Year          Expenses         Deductions       of Year
                                       ------------    -------------    --------------    -----------
Allowance for doubtful
accounts:

   Year ended
   December 31, 2004.................     $ 265             123                157             231
                                            ===             ===                ===             ===

   Year ended
   December 31, 2003.................     $ 221              44                  -             265
                                            ===             ===                ===             ===

   Year ended
   December 31, 2002.................     $  54             171                  4             221
                                            ===             ===                ===             ===

Item 9.       Changes in and Disagreements with Accountants on Accounting and
-------       ---------------------------------------------------------------
              Financial Disclosure
              --------------------

     None.


Item 9A.      Controls and Procedures
--------      -----------------------

     (a) An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms.
     (b) There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company's most recent fiscal year likely to materially affect the Company's internal control over financial reporting.


Item 9B.      Other Information
--------      -----------------

     Not applicable.



                                    PART III
                                    --------

Item 10.      Directors and Executive Officers of the Registrant
--------      --------------------------------------------------

     Information concerning the Company's directors is as follows:

               Name, Other Positions or Offices With The Company                     Director
                  and Principal Occupation for Past Five Years                         Since        Age
--------------------------------------------------------------------------------    -----------    -----
L. Jack Bradt...................................................................       1958          77
L. Jack Bradt was the founder in 1958 and for 30 years  President  and CEO of SI
   Handling Systems, Inc., renamed Paragon Technologies,  Inc. shortly after the
   Company  acquired  Ermanco  Incorporated.   Mr.  Bradt  has  continued  as  a
   director of the Company  since its  inception.  He is active as a director in a number of local,  state, and national  organizations  involved in business, education, human services, and government.

Theodore W. Myers...............................................................       2002          61
Theodore  W.  Myers is the  Chairman  of the Board of the  Company.  Mr.  Myers
   retired from Tucker Anthony Sutro, an investment banking firm, where he was
   First Vice President and Branch Manager of the Phillipsburg, New Jersey
   satellite office, where he served from 1991 to 2000.

               Name, Other Positions or Offices With The Company                     Director
                  and Principal Occupation for Past Five Years                         Since        Age
--------------------------------------------------------------------------------    -----------    -----
Anthony W. Schweiger............................................................       2001          63
Anthony  W.  Schweiger  is  President  and CEO of The  Tomorrow  Group,  LLC, a
   governance and management consultancy. He is also a principal of
   e-brilliance, LLC, a software and IT education consultancy. Mr. Schweiger's business experience includes governance oversight, capital market management, risk management, technology, and strategic planning. Since 1992, he has been a director and Governance Chair of Radian Group Inc., a NYSE traded global provider of credit enhancement products. He also serves on Radian's Audit and
   Executive Committees. Since 2004, Mr. Schweiger has been a director and Audit
   Chair and Governance Chair of United Financial Mortgage Corp. He has also been an investor and director of Input Technologies, LLC, a supplier of human-to-machine interface products and services since February 1998. In his capacity as a consultant, Mr. Schweiger advises various service and technology businesses on governance, operational, and strategic issues.

Steven Shulman..................................................................       1999          64
Steven Shulman has been an investment banker through his wholly-owned  company,
   The Hampton Group.  Currently,  Mr. Shulman is a shareholder and director in a diversified  group of companies,  including  Transportation  Technologies,
   Inc., TNP Enterprises,  Inc., Terrace Food Group, Inc., PlasmaSol Corp., C3i
   Inc.,  Beacon  Capital   Partners,   Inc.,  and  Ark  Restaurants  Corp.  In
   addition,  he serves as Chairman of Terrace  Food Group,  Inc.  Mr.  Shulman
   serves as Vice  Chairman of the Board of Stevens  Institute  of  Technology.
   Mr. Shulman was also a director of Ermanco  Incorporated  at the time of its acquisition by the Company on September 30, 1999.

Leonard S. Yurkovic.............................................................       2002          67
Leonard S.  Yurkovic  returned to the Company as  President  and CEO in October
   2003 and is also the Vice Chairman of the Board of the Company. Mr. Yurkovic
   started with the Company in 1979 as Vice President - Finance. Throughout the
   1980s, Mr. Yurkovic was appointed to several executive-level positions at the
   Company, having been named President and Chief Operating Officer in 1985,
   Managing Director of European Operations in 1987, and then President and
   Chief Executive Officer in 1988. Mr. Yurkovic originally retired from the
   Company as CEO and a member of the Board of Directors in 1999.

     The names, ages, and offices with the Company of its executive officers are as follows:

          Name               Age                          Office
          ----               ---                          ------
 Leonard S. Yurkovic          67      President and Chief Executive Officer, Director
 Leon C. Kirschner            64      Chief Operating Officer, President - Ermanco
 Ronald J. Semanick           43      Vice President - Finance, Chief Financial Officer,
                                         Treasurer, and Secretary
 Gordon A. Hellberg           51      Vice President - Sales, Vice President - Sales of Ermanco
                                         Incorporated

Item 10.      Directors and Executive Officers of the Registrant (Continued)
--------      --------------------------------------------------


     Information regarding Mr. Yurkovic is provided above.
     Mr. Kirschner is the Chief Operating Officer of the Company and the President of Ermanco since 1983. From 1968 to 1983, Mr. Kirschner was the Senior Vice President of W&H Systems. Mr. Kirschner began his career in 1961 as an engineer at Celanese Plastics, and from 1963 to 1968 he worked for P.P.G. Industries as Plant Engineer. Mr. Kirschner holds an M.B.A. from New York University and a B.S. in Engineering from Stevens Institute of Technology.
     Mr. Semanick was appointed Vice President - Finance, Chief Financial Officer, and Treasurer of the Company on May 10, 2000, and was appointed Secretary of the Company on July 13, 1994. Previously, Mr. Semanick held the positions of Controller, Manager of Financial Accounting, Senior Financial Accountant, and Financial Accountant. Prior to joining the Company in 1985, Mr. Semanick was employed as a Certified Public Accountant by Arthur Andersen & Company of Philadelphia, Pennsylvania. Mr. Semanick received a Bachelor's Degree in Accounting from Moravian College and his MBA in Finance from Wilkes University. Mr. Semanick is a Certified Public Accountant in Pennsylvania.
     Mr. Hellberg was appointed Vice President - Sales of the Company on March 10, 2004, and has served Ermanco in various management positions since 1987, including Vice President - Sales. Mr. Hellberg's previous employers include with Haworth, Inc., L.S.I./Rapistan Division, and psb - Advanced Material Handling Systems, Inc. Mr. Hellberg received his B.S. in Engineering from Western Michigan University.



           SECTION 16(a) -- BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on our records and other information, we believe that in 2004 all of our directors and executive officers met all applicable Section 16(a) filing requirements.

                         ------------------------------

Audit Committee
---------------
     The Audit Committee consists of three directors, Messrs. Bradt, Myers, and Schweiger, all of whom are "independent" as defined by the rules of the Securities and Exchange Commission and American Stock Exchange. The Board of Directors has determined that the Audit Committee does not currently have a member who qualifies as an "audit committee financial expert" as defined in regulations of the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002. Although no one member of the Audit Committee appears to meet all of the requirements of the definition of "audit committee financial expert", the Board of Directors believes that the members of the Audit Committee collectively possess the required attributes concerning the understanding of U.S. generally accepted accounting principles and financial statements, the application of such principles in connection with accounting for estimates, accruals and reserves, the understanding of internal control over financial reporting and the understanding of Audit Committee functions.

Item 10.      Directors and Executive Officers of the Registrant (Continued)
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

                         ------------------------------

Item 11.      Executive Compensation
--------      ----------------------

     Set forth below is certain information relating to compensation received by the Company's Chief Executive Officer and other executive officers (the "Named Executive Officers") of the Company.

                           Summary Compensation Table
                                                                          Long
                                                                          Term
                                                                          Comp.
                                                                         Awards
                          Fiscal                         Other Annual     Stock       All Other
                           Year      Salary     Bonus    Compensation    Options    Compensation
 Name and Position        Ended      ($)(1)      ($)        ($)(2)       (#)(3)        ($)(4)
-------------------      --------   --------    -----    ------------    -------    ------------
Leonard S. Yurkovic      12/31/04   $212,160    $   -        $9,600            -       $28,838
   President and         12/31/03     48,960        -         2,215            -         7,894
   Chief Executive       12/31/02          -        -             -       10,000             -
   Officer (5)

Leon C. Kirschner        12/31/04    272,328        -         9,600            -         2,050
   Chief Operating       12/31/03    260,545        -         9,600            -         2,000
   Officer and           12/31/02    272,328        -         8,800            -         2,000
   President of
   Ermanco
   Incorporated

Gordon A. Hellberg       12/31/04    136,927        -         8,991            -         1,040
   Vice President -      12/31/03    117,678        -         7,164            -         1,060
   Sales and Vice        12/31/02    126,950        -         6,628            -         1,040
   President - Sales
   of Ermanco
   Incorporated (6)

Ronald J. Semanick       12/31/04    119,755        -         9,600            -         4,967
   Vice President -      12/31/03    112,236        -         9,969            -         4,843
   Finance, Chief        12/31/02    115,000        -         9,600            -         4,452
   Financial Officer,
   and Treasurer





Item 11.      Executive Compensation (Continued)
--------      ----------------------


Summary Compensation Table (Continued)
-------------------------

(1) This column includes employee pre-tax contributions to the Company's 401(k) Retirement Savings Plans.

(2) This column consists of an auto allowance for the business usage of personal automobiles for Messrs. Yurkovic and Semanick, and also automobile benefits for Messrs. Kirschner and Hellberg. The monthly auto allowance is $800.

(3) Options become exercisable in increments of 25% on the anniversary date of the grant. Thus at the end of four years the options are fully exercisable. All options have a term of five years.

(4) This column includes the amounts expensed for financial reporting purposes for Company contributions to the Company's 401(k) Retirement Savings Plans pertaining to basic, matching, and profit sharing contributions for all Named Executive Officers. This column includes meals and lodging expenses of $20,515 and $6,262 for 2004 and 2003, respectively, for Mr. Yurkovic while away from his Maryland residence and working at the Company's headquarters in Easton, Pennsylvania.

(5) Mr. Yurkovic became President and Chief Executive Officer of the Company in October 2003. His fiscal year 2003 compensation represents compensation from October 2003 through December 2003.

(6) Mr. Hellberg as appointed Vice President - Sales of the Company on March 10, 2004. His fiscal year 2004 compensation represents total compensation for the entire fiscal year 2004.

--------      ----------------------


Stock Options Granted to Named Executive Officers During the Year Ended December 31, 2004.

There were no options for the purchase of the Company's common stock awarded to the Named Executive Officers during the year ended December 31, 2004.


Stock Options Exercised During the Year Ended December 31, 2004 and Held by Named Executive Officers as of December 31, 2004.

     The following table sets forth certain information regarding options for the purchase of the Company's common stock that were exercised and/or held by the Company's Named Executive Officers during the year ended December 31, 2004.

         Aggregated Option Exercises in the Year Ended December 31, 2004
                           and Year-End Option Values
                           --------------------------

                                                          Number of               Value of
                                                        Shares Covered           Unexercised
                              # of                      By Unexercised          In-The-Money
                             Shares                       Options at             Options at
                            Acquired                  December 31, 2004       December 31, 2004
                               On          Value         Exercisable/           Exercisable/
       Name                 Exercise     Realized       Unexercisable           Unexercisable
-------------------         --------      --------      -----------------      -----------------
Leonard S. Yurkovic               -       $      -          5,000/5,000         $   8,900/8,900
Leon C. Kirschner            50,000 (1)     92,188         43,750/6,250          126,875/15,000
Ronald J. Semanick            7,839 (2)     26,229         15,833/1,250            48,572/3,000
Gordon A. Hellberg                    -          -         17,750/1,250            51,788/3,000

(1) On June 23, 2004, Mr. Kirschner acquired 50,000 shares of common stock by exercising 50,000 options to obtain the shares

(2) On June 23, 2004, Mr. Semanick acquired 7,839 shares of common stock by exercising 7,839 options to obtain the shares.

Employment Agreement with Leon C. Kirschner
-------------------------------------------
     The Company entered into an employment agreement with Leon C. Kirschner, a former stockholder of Ermanco Incorporated, on October 1, 1999. In accordance with the employment agreement, Mr. Kirschner was appointed as Corporate Vice President and a director of the Company and President of Ermanco Incorporated. On June 25, 2001, Mr. Kirschner was appointed Chief Operating Officer of the Company. The employment agreement was amended and restated effective August 28, 2002. Terms of the employment agreement include a base salary of $272,328 per year. The employment agreement entitles Mr. Kirschner to participate in the Company's Management Incentive Plan that provides for the opportunity to receive a bonus based upon the achievement of goals as defined for each fiscal year by the Board of Directors. Effective January 6, 2003, Mr. Kirschner's annual salary was temporarily reduced by 10% to $245,095 as part of a cost reduction initiative. Effective June 30, 2003, Mr. Kirschner's annual salary was adjusted to $258,712 and, effective October 13, 2003, Mr. Kirschner's annual salary was restored to $272,328.
     Under the terms of the employment agreement, Mr. Kirschner shall perform his duties and responsibilities at the Company's Spring Lake, Michigan facility or at such other location in western Michigan as may be established from time to time by the President and CEO of the Company.

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

                         ------------------------------

                            COMPENSATION OF DIRECTORS

     Directors who are also employees of the Company receive no additional remuneration for their services as directors. The Chairman of the Board of Directors and other non-employee directors receive an annual retainer of $24,000 and $12,000, respectively; a fee of $1,500 for each Board meeting attended; a fee of $600 per day for all Company-related activities undertaken at the request of the Chairman of the Board or the Chief Executive Officer of the Company; a fee of $300 per interview for all Company-related activities undertaken in connection with interviewing qualified candidates to fill vacancies in key positions within the Company; and a fee of $250 for each Board Meeting held by telephone conference.
     The Chairman of the Audit Committee receives an annual retainer of $5,000, and directors are paid for serving on Committees of the Board of Directors. Committee members receive a fee of $250 for each Committee Meeting held by telephone conference, a fee of $250 for each Committee Meeting held in conjunction with a Board Meeting, and a fee of $1,500 for each Committee Meeting except those held in conjunction with a Board Meeting. Directors are also reimbursed for their customary and usual expenses incurred in attending Board and Committee Meetings including those for travel, food, and lodging.
     The Company permits its directors, at their election, to defer receipt of payment of directors' fees. During the year ended December 31, 2004, $3,250 of directors' fees was deferred. Deferred directors' fees accrue interest at the prime rate of interest charged by the Company's principal bank or may be invested in units equivalent to shares of common stock of the Company. During the year ended December 31, 2004, there were no distributions under the Directors' Deferred Compensation Plan.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is currently comprised of Mr. Shulman, Chairman, and Messrs. Bradt and Schweiger. Mr. Bradt was formerly the CEO of the Company. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. Mr. Shulman is a party to certain transactions with the Company as described in Item 13, Certain Relationships and Related Transactions.

Item 12.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------
              and Related Stockholder Matters
              -------------------------------


     The following table sets forth certain information as of March 24, 2005 (unless otherwise noted) regarding the ownership of common stock (i) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) by each director or nominee of the Company, (iii) by the executive officers of the Company named in the Summary Compensation Table, and (iv) by all current executive officers and directors of the Company as a group. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                                                 Right to
                                              Number of       Acquire Under
                                               Shares             Options
                                            Beneficially        Exercisable         Percentage
Beneficial Owner                               Owned          Within 60 Days       of Class (1)
----------------                            ------------     ----------------      ------------
Emerald Advisers, Inc. (2)................    1,290,140                 -              30.2%
   1703 Oregon Pike
   Suite 101
   Lancaster, PA  17601
L. Jack Bradt (3).........................      312,324            10,000               7.5%
   580 Riverwoods Way
   Bethlehem, PA  18018

Leon C. Kirschner.........................      190,091            43,750               5.4%
Theodore W. Myers (4).....................       26,200             7,500               *
Anthony W. Schweiger .....................       30,000             7,500               *
Steven Shulman............................      169,109            10,000               4.2%
Leonard S. Yurkovic.......................       58,000             5,000               1.5%
Ronald J. Semanick........................        7,839            15,833               *
Gordon A. Hellberg........................        1,520            10,750               *
All current directors and
   executive officers as a group
   (8 persons) (3) (4) ...................      795,083           110,333              20.7%

-----------------------------------
*Less than 1%.

(1) The percentage for each individual, entity or group is based on the aggregate number of shares outstanding as of March 24, 2005 (4,266,710) and all shares issuable upon the exercise of outstanding stock options held by each individual or group that are presently exercisable or exercisable within 60 days after March 24, 2005.

(2)  This information is presented in reliance on information disclosed in a
     Schedule 13G/A filed with the Securities and Exchange Commission on February 2, 2005.

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

                                        (a)                   (b)                    (c)
                                 --------------------  --------------------  -----------------------
                                                                                   Number of
                                                                              securities remaining
                                      Number of                               available for future
                                  securities to be          Weighted-           issuance under
                                     issued upon        average exercise             equity
                                     exercise of            price of           compensation plans
                                     outstanding           outstanding             (excluding
                                  options, warrants     options, warrants     securities reflected
      Plan Category                   and rights            and rights            in column (a))
------------------------------   --------------------  --------------------  -----------------------
Equity compensation                    209,783               $ 7.11                  669,347
   plans approved by
   security holders..........
Equity compensation
   plans not approved by
   security holders..........                -                    -                    2,239
                                       -------                 ----                  -------
Total........................          209,783               $ 7.11                  671,586
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

Item 13.      Certain Relationships and Related Transactions
--------      ----------------------------------------------


     To complete the acquisition of Ermanco on September 30, 1999, the Company issued $3,000,000 in subordinated promissory notes to the stockholders of Ermanco, including notes in the original principal amounts of $1,382,861 and $1,001,382 to Steven Shulman and Leon C. Kirschner, respectively. During 2003, the Company prepaid all of its outstanding subordinated debt. Mr. Shulman is a director of the Company, and Mr. Kirschner serves as the President of Ermanco and Chief Operating Officer of the Company. Note 4 of the Notes to Consolidated Financial Statements provides additional information regarding the promissory notes issued to the fourteen stockholders of Ermanco, eight of whom continue to be employees of the Company.
     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement, as amended, requires fixed monthly rentals of $29,310 (with annual increases of 2.5%). The terms of the lease require the payment by Ermanco of all taxes, insurance, and other ownership-related costs of the property. The lease, as amended on April 1, 2004, expires on September 30, 2008.
     The Company has an employment agreement with Leon C. Kirschner, an officer of the Company and President of Ermanco Incorporated. The employment agreement entitles Mr. Kirschner to receive annual compensation during the term of the employment agreement, participate in a bonus plan, plus usual and customary fringe benefits associated with being an employee of the Company. Under certain circumstances, the employment agreement provides for post termination severance payments.


Item 14.      Principal Accountant Fees and Services
--------      --------------------------------------

     KPMG LLP ("KPMG") served as the Company's independent registered public accountants for 2004 and 2003.

Audit Fees
----------
     KPMG's fees for professional services rendered in connection with the audit of financial statements included in the Company's Form 10-K and review of financial statements included in the Company's Forms 10-Q and all other SEC regulatory filings were $145,000 for 2004 and $159,800 for 2003.

Audit-Related Fees
------------------
     KPMG's fees for audit-related services were $10,000 for 2004 and $10,000 for 2003. These services were rendered in connection with audits of the Company's employee benefit plans.

Tax Fees
--------
     KPMG's fees for tax compliance and tax consultation services related to our annual federal and state tax returns were $63,100 for 2004 and $80,850 for 2003.

All Other Fees
--------------
     No other fees were charged by KPMG to the Company other than those referenced above.
     In accordance with our Audit Committee Charter, the Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to us by our independent registered public accountants (subject to the de minimus exception for non-audit services contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended), all as required by applicable law or listing standards. The independent auditors and our management are required to periodically report to the Audit Committee the extent of services provided by the independent registered public accountants and the fees associated with these services.

                                     PART IV
                                     -------


Item 15.      Exhibits and Financial Statement Schedules
--------      ------------------------------------------

(a)  1.  Index to Consolidated Financial Statements
         Report of Independent
         Registered Public Accounting Firm
         Consolidated Financial Statements:
           Consolidated Balance Sheets, December 31, 2004 and 2003 Consolidated Statements of Operations for the years ended
             December 31, 2004, 2003, and 2002
           Consolidated Statements of Stockholders' Equity for the years ended
             December 31, 2004, 2003, and 2002
           Consolidated Statements of Cash Flows for the years ended
             December 31, 2004, 2003, and 2002
           Notes to Consolidated Financial Statements

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

                               -------


Item 15.      Exhibits and Financial Statement Schedules (Continued)
--------      ------------------------------------------

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

                               -------


Item 15.      Exhibits and Financial Statement Schedules (Continued)
--------      ------------------------------------------

          10.22   Promissory Note related to Term Loan A entered into June 5,
                  2003 by and between Paragon Technologies, Inc., Ermanco
                  Incorporated, and Wachovia Bank, National Association
                  (incorporated by reference to Exhibit 10.34 to Form 10-Q,
                  filed on August 14, 2003).
          10.23   Promissory Note related to Term Loan B entered into June 5,
                  2003 by and between Paragon Technologies, Inc., Ermanco
                  Incorporated, and Wachovia Bank, National Association
                  (incorporated by reference to Exhibit 10.35 to Form 10-Q,
                  filed on August 14, 2003).
          10.24   Security Agreement related to Term Loan A dated June 5, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank,
                  National Association (incorporated by reference to Exhibit
                  10.36 to Form 10-Q, filed on August 14, 2003).
          10.25   First Amendment to Term Loan A and B Agreement dated August 4,
                  2003 by and between Paragon Technologies, Inc. and Wachovia
                  Bank, National Association (incorporated by reference to
                  Exhibit 10.37 to Form 10-Q, filed on November 13, 2003).
          10.26   Ninth Amendment to Line of Credit Note and Loan Agreement
                  dated August 4, 2003 by and between Paragon Technologies, Inc.
                  and Wachovia Bank, National Association (incorporated by
                  reference to Exhibit 10.38 to Form 10-Q, filed on November 13,
                  2003).
          10.27   Amendment to Lease Agreement by and between Spring Lake
                  Properties Holdings, L.C. and Ermanco Incorporated dated April
                  1, 2004 (incorporated by reference to Exhibit 10.27 to Form
                  10-Q, filed on August 12, 2004).
          10.28   Lease Agreement related to the Line of Credit entered into
                  August 6, 2004 by and between Paragon Technologies, Inc.,
                  Ermanco Incorporated, and Wachovia Bank, National Association
                  (incorporated by reference to Exhibit 10.28 to Form 10-Q,
                  filed on November 12, 2004).
          10.29   Promissory Note related to the Line of Credit entered into
                  August 6, 2004 by and between Paragon Technologies, Inc.,
                  Ermanco Incorporated, and Wachovia Bank, National Association
                  (incorporated by reference to Exhibit 10.29 to Form 10-Q,
                  filed on November 12, 2004).
          10.30   Security Agreement related to the Line of Credit dated August
                  6, 2004 by and between Paragon Technologies, Inc., Ermanco
                  Incorporated, and Wachovia Bank, National Association
                  (incorporated by reference to Exhibit 10.30 to Form 10-Q,
                  filed on November 12, 2004).
          14      Code of Business Conduct and Ethics (filed herewith).
          21      Subsidiaries of the Registrant (filed herewith).
          23.1    Consent of Independent Registered Public Accounting Firm
                  (filed herewith).
          31.1    Certification by Chief Executive Officer pursuant to Rule
                  13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic,
                  President and CEO (filed herewith).
          31.2    Certification by Chief Financial Officer pursuant to Rule
                  13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick,
                  Chief Financial Officer and Vice President - Finance and
                  Treasurer (filed herewith).
          32.1    Certification  pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, President and CEO
                  (filed herewith).
          32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice
                  President - Finance and Treasurer (filed herewith).

                               -------


Item 15.      Exhibits and Financial Statement Schedules (Continued)
--------      ------------------------------------------

          99.1    Cautionary Statement (filed herewith).

           * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this report.

(b)  Exhibits 14, 21, 23.1, 31.1, 31.2, 32.1, 32.2, and 99.1 are filed with this report.

(c)  Not applicable.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                PARAGON TECHNOLOGIES, INC.



Dated:   March 30, 2005         By  /s/ Theodore W. Myers
                                    -------------------------------------------
                                    Theodore W. Myers
                                    Chairman of the Board of Directors




Dated:   March 30, 2005         By  /s/ Leonard S. Yurkovic
                                    -------------------------------------------
                                    Leonard S. Yurkovic
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.


Dated:   March 30, 2005         /s/ Theodore W. Myers
                                ------------------------------------------------
                                  Theodore W. Myers
                                  Chairman of the Board of Directors



Dated:   March 30, 2005         /s/ Leonard S. Yurkovic
                                ------------------------------------------------
                                  Leonard S. Yurkovic
                                  President & Chief Executive Officer, Director



Dated:   March 30, 2005         /s/ Ronald J. Semanick
                                ------------------------------------------------
                                    Ronald J. Semanick
                                    Vice President-Finance, Chief Financial
                                      Officer, Treasurer, and Secretary
                                    (Principal Accounting and Financial Officer)



Dated:   March 30, 2005         /s/ Leon C. Kirschner
                                ------------------------------------------------
                                    Leon C. Kirschner
                                    Chief Operating Officer,
                                      President of Ermanco Incorporated



Dated:   March 30, 2005         /s/ L. Jack Bradt
                                ------------------------------------------------
                                    L. Jack Bradt
                                    Director



Dated:   March 30, 2005         /s/ Anthony W. Schweiger
                                ------------------------------------------------
                                    Anthony W. Schweiger
                                    Director



Dated:   March 30, 2005         /s/ Steven Shulman
                                ------------------------------------------------
                                    Steven Shulman
                                    Director

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

10.17 Amendment II to Agreement of Sale between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated January 13,
         2003 (incorporated by reference to Exhibit 10.29 to Form 10-Q, filed on May 14, 2003).
10.18 Amendment III to Agreement of Sale between Triple Net Investments, XIII, L.P. and Paragon Technologies, Inc. dated January
         17, 2003 (incorporated by reference to Exhibit 10.30 to Form 10-Q, filed on May 14, 2003).
10.19    Lease  Agreement between Triple Net Investments XIII, L.P.
         and Paragon Technologies, Inc. dated February 21, 2003 (incorporated by reference to Exhibit 10.31 to Form 10-Q, filed on
         May 14, 2003).
10.20    Eighth  Amendment to Line of Credit Note and Loan Agreement (Line
         of Credit) dated June 5, 2003  (incorporated by reference to
         Exhibit 10.32 to Form 10-Q, filed on August 14, 2003).
10.21 Loan Agreement (Term Loan A and Term Loan B) entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.33 to Form 10-Q, filed on August 14, 2003).
10.22 Promissory Note related to Term Loan A entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.34 to Form 10-Q, filed on August 14, 2003).
10.23 Promissory Note related to Term Loan B entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.35 to Form 10-Q, filed on August 14, 2003).
10.24 Security Agreement related to Term Loan A dated June 5, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to Form 10-Q, filed on August 14, 2003).
10.25 First Amendment to Term Loan A and B Agreement dated August 4, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to Form 10-Q, filed on November 13, 2003).
10.26 Ninth Amendment to Line of Credit Note and Loan Agreement dated August 4, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to Form 10-Q, filed on November 13, 2003).
10.27 Amendment to Lease Agreement by and between Spring Lake Properties Holdings, L.C. and Ermanco Incorporated dated April 1, 2004 (incorporated by reference to Exhibit 10.27 to Form 10-Q, filed on August 12, 2004).
10.28 Lease Agreement related to the Line of Credit entered into August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.28 to Form 10-Q, filed on November 12, 2004).
10.29 Promissory Note related to the Line of Credit entered into August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.29 to Form 10-Q, filed on November 12, 2004).
10.30 Security Agreement related to the Line of Credit dated August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.30 to Form 10-Q, filed on November 12, 2004).
14       Code of Business Conduct and Ethics (filed herewith).
21       Subsidiaries of the Registrant (filed herewith).
23.1 Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, President and CEO (filed herewith).

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