Form 10-Q
period 2005-03-31
PARAGON TECHNOLOGIES INC
filed 2005-05-13
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended March 31, 2005


                          Commission File No.: 1-15729
                                               -------




                           PARAGON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)




                    Delaware                                    22-1643428
--------------------------------------------------         ---------------------
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)

     600 Kuebler Road, Easton, Pennsylvania                       18040
--------------------------------------------------         ---------------------
    (Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code:            610-252-3205
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

The number of shares outstanding of the Registrant's Common Stock as of April 29, 2005 was 4,266,810.

                           Paragon Technologies, Inc.
                                TABLE OF CONTENTS

                                                                                               Page
                                                                                              Number
                                                                                            ----------
PART I -- FINANCIAL INFORMATION

     Item 1.      Financial Statements:
                     Consolidated Balance Sheets (Unaudited)............................         1
                     Consolidated Statements of Operations (Unaudited)..................         3
                     Consolidated Statements of Cash Flows (Unaudited)..................         4
                     Notes to Consolidated Financial Statements (Unaudited).............         6

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................        12

     Item 3.      Quantitative and Qualitative Disclosures About
                     Market Risk........................................................        19

     Item 4.      Controls and Procedures...............................................        20


PART II -- OTHER INFORMATION

     Item 1.      Legal Proceedings.....................................................        21

     Item 2.      Unregistered Sales of Equity Securities and Use
                     of Proceeds........................................................        21

     Item 3.      Defaults Upon Senior Securities.......................................        21

     Item 4.      Submission of Matters to a Vote of Security Holders...................        21

     Item 5.      Other Information.....................................................        21

     Item 6.      Exhibits..............................................................        22


SIGNATURES..............................................................................        23


EXHIBIT INDEX...........................................................................        24

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
     (In Thousands, Except Share Data)


                                                                (UNAUDITED)
                                                                 March 31,            December 31,
                                                                   2005                   2004
                                                            -------------------    ------------------
Assets
------

Current assets:
   Cash and cash equivalents......................               $  4,118                  3,602

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $331 as of March 31,
       2005 and $231 as of December
       31, 2004)...................................                 5,715                  5,756
     Notes and other receivables...................                   147                    244
                                                                   ------                 ------
       Total receivables...........................                 5,862                  6,000
                                                                   ------                 ------

   Costs and estimated earnings in excess
     of billings...................................                 1,040                  1,059

   Inventories:
     Raw materials.................................                 1,210                  1,175
     Work-in-process...............................                   203                    246
     Finished goods................................                   214                    195
                                                                   ------                 ------
       Total inventories...........................                 1,627                  1,616
                                                                   ------                 ------

   Deferred income tax benefits....................                   897                    889
   Prepaid expenses and other current assets.......                   589                    636
                                                                   ------                 ------
       Total current assets........................                14,133                 13,802
                                                                   ------                 ------

Property, plant and equipment, at cost:
   Leasehold improvements..........................                   228                    228
   Machinery and equipment.........................                 3,721                  3,752
                                                                   ------                 ------
                                                                    3,949                  3,980
   Less:  accumulated depreciation.................                 2,677                  2,744
                                                                   ------                 ------
     Net property, plant and equipment.............                 1,272                  1,236
                                                                   ------                 ------

Goodwill...........................................                17,657                 17,657
Other assets.......................................                    10                     10
                                                                   ------                 ------
Total assets.......................................              $ 33,072                 32,705
                                                                   ======                 ======



          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
     (In Thousands, Except Share Data)


                                                                (UNAUDITED)
                                                                 March 31,            December 31,
                                                                   2005                   2004
                                                            -------------------    ------------------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable................................              $  2,535                  3,000
   Customers' deposits and billings
     in excess of costs and
     estimated earnings ...........................                 2,256                  1,560
   Accrued salaries, wages, and
     commissions...................................                   411                    428
   Income taxes payable............................                    44                     58
   Accrued product warranty........................                   595                    655
   Deferred gain on sale-leaseback.................                   165                    165
   Accrued other liabilities.......................                   981                  1,042
                                                                   ------                 ------
       Total current liabilities...................                 6,987                  6,908
                                                                   ------                 ------

Long-term liabilities:
   Deferred gain on sale-leaseback.................                   316                    358
   Deferred income taxes payable...................                 2,253                  2,131
                                                                   ------                 ------
       Total long-term liabilities.................                 2,569                  2,489
                                                                   ------                 ------

Commitments and contingencies

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 4,266,710 shares as
       of March 31, 2005 and 4,265,310
       shares as of December 31, 2004..............                 4,267                  4,265
     Additional paid-in capital....................                 8,008                  7,996
     Retained earnings.............................                11,241                 11,047
                                                                   ------                 ------
       Total stockholders' equity..................                23,516                 23,308
                                                                   ------                 ------

       Total liabilities and stockholders' equity..              $ 33,072                 32,705
                                                                   ======                 ======



          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2005 and 2004
     (In Thousands, Except Share and Per Share Data)


                                                                       Three Months Ended
                                                               ------------------------------------
                                                                   March 31,           March 31,
                                                                     2005                2004
                                                               ----------------    ----------------
Net sales...................................................      $    10,308            10,576
Cost of sales...............................................            7,696             7,946
                                                                    ---------         ---------
Gross profit on sales.......................................            2,612             2,630
                                                                    ---------         ---------

Selling, general and
   administrative
   expenses.................................................            2,329             2,043
Product development
   costs....................................................               43                72
Interest expense............................................                1                 -
Interest income.............................................              (13)              (11)
Other income, net...........................................              (55)              (46)
                                                                    ---------         ---------
                                                                        2,305             2,058
                                                                    ---------         ---------

Earnings before
   income taxes.............................................              307               572
Income tax expense..........................................              113               231
                                                                    ---------         ---------
Net earnings................................................      $       194               341
                                                                    =========         =========

Basic earnings
   per share................................................      $       .05               .08
                                                                    =========         =========

Diluted earnings
   per share................................................      $       .04               .08
                                                                    =========         =========

Weighted average
   shares outstanding.......................................        4,266,323         4,277,595
Dilutive effect of
   stock options............................................           47,425            89,738
                                                                    ---------         ---------
Weighted average
   shares outstanding
   assuming dilution........................................        4,313,748         4,367,333
                                                                    =========         =========


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2005 and 2004
     (In Thousands, Except Share Data)


                                                                       Three Months Ended
                                                               ------------------------------------
                                                                   March 31,           March 31,
                                                                     2005                2004
                                                               ----------------    ----------------
Cash flows from operating activities:
   Net earnings .......................................            $    194                341
   Adjustments to reconcile net earnings
     to net cash provided (used) by operating
     activities:
       Depreciation of plant and equipment.............                 113                110
       Amortization of deferred gain on sale-
         leaseback.....................................                 (42)              (41)
       Other non-cash items affecting
         earnings......................................                   5                 -
       Change in operating assets and liabilities:
           Receivables.................................                 138               379
           Costs and estimated earnings in
              excess of billings.......................                  19                85
           Inventories.................................                 (11)             (298)
           Deferred tax expenses.......................                 114               643
           Prepaid expenses and other
              current assets...........................                  47                13
           Accounts payable............................                (465)            1,417
           Customers' deposits and billings
              in excess of costs and estimated
              earnings.................................                 696              (879)
           Accrued salaries, wages, and
              commissions..............................                 (17)              209
           Income taxes payable........................                 (14)             (863)
           Accrued product warranty....................                 (60)              (68)
           Accrued other liabilities...................                 (61)           (1,206)
           Deferred compensation.......................                   -                 4
                                                                    -------            ------
   Net cash provided (used) by
     operating activities..............................                 656              (154)
                                                                    -------            ------

Cash flows from investing activities:
   Additions to property, plant and equipment..........                (149)              (66)
                                                                    -------            ------
   Net cash used by investing activities...............                (149)              (66)
                                                                    -------            ------


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended March 31, 2005 and 2004
     (In Thousands, Except Share Data)


                                                                       Three Months Ended
                                                               ------------------------------------
                                                                   March 31,           March 31,
                                                                     2005                2004
                                                               ----------------    ----------------
Cash flows from financing activities:
   Sale of common shares in connection
     with employee incentive stock
     option plan....................................                      9                 -
                                                                    -------            ------
       Net cash provided by
         financing activities.......................                      9                 -
                                                                    -------            ------

   Increase (decrease) in cash and
     cash equivalents...............................                    516              (220)
   Cash and cash equivalents,
     beginning of period............................                  3,602             5,591
                                                                    -------            ------
   Cash and cash equivalents,
     end of period..................................              $   4,118             5,371
                                                                    =======            =======

   Supplemental disclosures of cash flow
   information:
     Cash paid during the period for:
         Interest...................................             $        1                 -
                                                                    =======            ======
         Income taxes...............................             $       42               594
                                                                    =======            ======


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2005 and 2004


(1) In the opinion of the management of Paragon Technologies, Inc. ("Paragon" or the "Company"), the unaudited interim financial statements furnished reflect all adjustments and accruals that are necessary to present a fair statement of results for the interim periods. The financial statements include the accounts of the Company and Ermanco Incorporated ("Ermanco"), a wholly owned subsidiary company, after elimination of intercompany balances and transactions. Results for interim periods are not necessarily indicative of results expected for the full fiscal year. This quarterly report should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. Refer to the Company's Form 10-K for the year ended December 31, 2004 for more complete financial information.


(2)  Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, ranging from one to two percent depending on the type of system sold, and a detailed review of products still in the warranty period.

     A roll-forward of warranty activities is as follows (in thousands):

                           Beginning                                                Ending
                            Balance                                                 Balance
                           January 1        Additions          Deductions          March 31
                         ------------- ------------------  -----------------  ------------------
   2005.................    $ 655              27                 (87)                595
   2004.................    $ 925              12                 (80)                857


(3)  Major Segments of Business
     --------------------------

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

     Operating segments are defined as components of an enterprise in which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company identified such segments based on both management responsibility and types of products offered for sale. The Company operates in two major market segments, and products are sold worldwide.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2005 and 2004


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

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales by brand during the three months ended March 31, 2005 and 2004 are as follows (in thousands):

     For the three months ended March 31, 2005:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  3,037            5,988          9,025           87.6%
     Aftermarket sales.............        829              454          1,283           12.4%
                                        ------           ------         ------          -----
     Total sales...................   $  3,866            6,442         10,308          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      37.5%            62.5%         100.0%

     For the three months ended March 31, 2004:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  2,081            7,142          9,223           87.2%
     Aftermarket sales.............        832              521          1,353           12.8%
                                        ------           ------         ------          -----
     Total sales...................   $  2,913            7,663         10,576          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      27.5%            72.5%         100.0%

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2005 and 2004


     The Company's products are sold worldwide through its own sales personnel, along with a network of independent distributors and one licensee. Domestic and international sales by brand during the three months ended March 31, 2005 and 2004 are as follows (in thousands):

     For the three months ended March 31, 2005:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  3,374            6,006          9,380           91.0%
     International sales...........        492              436            928            9.0%
                                        ------           ------         ------          -----
     Total sales...................   $  3,866            6,442         10,308          100.0%
                                        ======           ======         ======          =====


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
                                        ======           ======         ======          =====

     The Company operates in two major market segments, and products are sold worldwide as follows:

     For the Three Months Ended
     March 31, 2005 (In Thousands):                       SI Systems      Ermanco        Total
     ------------------------------------------------    ------------   -----------   -----------
     Sales..........................................       $  3,866         6,442       10,308
     Earnings before interest
       expense, interest income, and
       income taxes.................................             92           203          295
     Total assets...................................          6,218        26,854       33,072
     Capital expenditures...........................             32           117          149
     Depreciation and amortization
       expense......................................             22            91          113

     For the Three Months Ended
     March 31, 2004 (In Thousands):                       SI Systems      Ermanco       Total
     -----------------------------------------------    ------------   -----------   -----------
     Sales..........................................       $  2,913         7,663       10,576
     Earnings (loss) before interest
       expense, interest income, and
       income taxes.................................            (37)          598          561
     Total assets...................................          4,421        28,394       32,815
     Capital expenditures...........................             25            41           66
     Depreciation and amortization
       expense......................................             24            86          110

     All of the Company's sales originate in the United States, and there are no long lived assets existing outside the United States.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2005 and 2004


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


(4)  Recently Issued Accounting Pronouncements
     -----------------------------------------
     In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 provides for certain fixed production overhead cost to be reflected as a period cost and not capitalized as inventory. FAS 151 is effective for the beginning of 2006. The adoption of FAS 151 is not expected to have a material impact on the Company's financial statements.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) "Share-Based Payment" ("FAS 123R"). FAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. It will require companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company currently uses. The Company is required to adopt FAS 123R beginning in 2006. The adoption of FAS 123R is not expected to have a material impact on the Company's financial statements.


(5)  Sale-Leaseback
     --------------
     SI Systems' principal office is located in a 173,000 square foot, concrete, brick, and steel facility in Easton, Pennsylvania. In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $18,234 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008. In accordance with SFAS 13 and SFAS 28, the leaseback does not meet the criteria for classification as a capital lease; hence, it is classified as an operating lease. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The seller-lessee (Company) retained more than a minor part (25,000 square feet) but less than substantially all of the use of the property (173,000 square feet) through the leaseback and realized a profit on the sale in excess of the present value of the minimum lease payments over the lease term. The present value of the stream of lease payments utilizing the Company's incremental borrowing rate of 10.0% was $826,000. The $826,000 of deferred profit is amortized in equal amounts as a reduction in rent expense over the five-year term of the lease. During the three months ended March 31, 2005 and 2004, $42,000 and $41,000, respectively, of the deferred gain was recognized.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2005 and 2004


(6)  Line of Credit
     --------------
     The Company has a line of credit facility which may not exceed $5,000,000, $4,800,000 is available, and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%.

     The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. The Company was in compliance with all covenants as of March 31, 2005. As of March 31, 2005, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2005. The Company expects to renew the line of credit facility under similar terms and conditions during 2005.


(7)  Pension Benefits
     ----------------
     The Company maintains a defined benefit plan for employees covered by its collective bargaining agreement. Retirement benefits are based on the employee's years of service multiplied by the appropriate monthly benefit amount. Employee compensation does not impact pension benefits. The Company's policy is to fund retirement plans in compliance with applicable laws and regulations. Assets of the Company's defined benefit plan are primarily invested in publicly traded common stocks, corporate and government debt securities, mutual funds, and cash or cash equivalents.

     Components of Net Periodic Pension Expense
     ------------------------------------------
     The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over the average remaining service lives of the employees expected to receive benefits. The net periodic pension expense for the three months ended March 31, 2005 and 2004 includes the following components (in thousands):

                                                                  Three Months Ended
                                                         --------------------------------------
                                                              March 31,          March 31,
                                                                2005                2004
                                                         ------------------ -------------------
     Service cost-benefits earned during the period....      $     25                 24
     Interest cost on projected benefit obligation.....            13                 12
     Expected return on plan
       assets - increase...............................           (18)               (15)
     Recognized net actuarial loss.....................             2                  2
                                                               ------             ------
     Net periodic pension expense......................      $     22                 23
                                                               ======             ======


     Contributions
     -------------
     The Company did not make any contributions to its defined benefit plan during the three months ended March 31, 2005. The Company expects total pension plan contributions to its defined benefit plan to approximate $90,000 for the year ended December 31, 2005.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2005 and 2004


(8)  Stock Repurchase Program
     ------------------------
     In August 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. As of March 31, 2005, the Company had repurchased 34,700 shares of common stock at a weighted average cost, including brokerage commissions, of $9.38 per share. Cash expenditures for the stock repurchases were $325,632. As of March 31, 2005, $674,368 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program. There were no repurchases in the three months ended March 31, 2005.


(9)  Stock-Based Compensation
     ------------------------
     The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense on options granted to employees for the stock option grants. The Company recognizes compensation expense on options granted to non-employee directors. Additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by FAS 148, is included below. If the Company had elected to recognize stock-based compensation expense for options granted to employees based on the fair value of granted options at the grant date (as determined under FAS 123), net earnings (in thousands) and basic and diluted earnings per share for the three months ended March 31, 2005 and 2004, would have been as follows:

                                                              Three Months Ended
                                                    ---------------------------------------
                                                        March 31,             March 31,
                                                          2005                  2004
                                                    -----------------     -----------------
     Net earnings, as reported....................      $   194                 341
     Deduct:  total stock-based employee
       compensation determined under
       fair value method, net of related tax
       effects....................................          (11)                (34)
                                                          -----               -----
     Pro forma net earnings.......................      $   183                 307
                                                          =====               =====

     Earnings per share:
       Basic - as reported........................      $   .05                 .08
                                                          =====               =====
       Basic - pro forma..........................      $   .04                 .07
                                                          =====               =====
       Diluted - as reported......................      $   .04                 .08
                                                          =====               =====
       Diluted - pro forma........................      $   .04                 .07
                                                          =====               =====

     The above pro forma net earnings and basic and diluted earnings per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. No options were granted to employees during the three months ended March 31, 2005 and the year ended December 31, 2004.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2005 and 2004


     The Company also grants phantom stock units to its directors as deferred compensation. Such awards are redeemable in cash or the Company's common stock at the director's option and are accounted for in accordance with APB Opinion No. 25 as stock appreciation rights. The Company did not have any expense for the phantom stock unit plan for the three months ended March 31, 2005 and the year ended December 31, 2004.


(10) Legal Proceedings
     -----------------
     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.


                  -------------------------------------------


Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements for the period ended March 31, 2005, and the cautionary statements and consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties, identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports.


                  -------------------------------------------


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


                  -------------------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises above 80%, as occurred in fiscal 2000, the Company may see an increase in rate of new orders, and therefore, an increase in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the three months ended March 31, 2005, and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000:

                                      Three Months
                                         Ended                     Year Ended December 31,
                                        March 31,      ----------------------------------------------
(Dollars in Thousands)                    2005           2004     2003      2002     2001      2000
                                          ----           ----     ----      ----     ----      ----
Backlog of orders - Beginning.....      $ 11,206        10,525    6,924    13,342   22,913    23,685
   Add: orders.....................       16,198        42,936   40,896    31,806   41,181    63,534
   Less: sales.....................       10,308        42,255   37,295    38,224   50,752    64,306
                                          ------        ------   ------    ------   ------    ------
Backlog of orders - Ending........      $ 17,096        11,206   10,525     6,924   13,342    22,913
                                          ======        ======   ======    ======   ======    ======

Capacity Utilization(1)...........         79.3%         78.0%    74.9%     75.6%    77.4%     82.6%

     The Company's backlog of orders as of March 31, 2005 associated with Ermanco and SI Systems was $10,221,000 and $6,875,000, respectively.

     Current Ratio
     -------------
     The Company's current ratio, which is the ratio of current assets to current liabilities, has been relatively consistent. Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio as of March 31, 2005 and as of December 31, 2004, 2003, 2002, 2001, and 2000:

                                  As of                      As of December 31,
                                March 31,     ----------------------------------------------------
(Dollars in Thousands)            2005          2004      2003       2002       2001       2000
                                  ----          ----      ----       ----       ----       ----
Current assets..............    $ 14,133       13,802    14,691     15,444     19,200     22,850
                                  ------       ------    ------     ------     ------     ------
Current liabilities.........       6,987        6,908     9,554      9,416     13,357     15,193

Current ratio...............        2.02         2.00      1.54       1.64       1.44       1.50

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


    Debt to Equity Ratio
    --------------------
     With an emphasis over the past several years on generating cash flows to eliminate the Company's senior and subordinated debt, the Company has eliminated its financial leverage as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the absence of debt provides greater protection for its shareholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio as of March 31, 2005 and as of December 31, 2004, 2003, 2002, 2001, and 2000:



                                 As of                        As of December 31,
                                March 31,    ----------------------------------------------------
(Dollars in Thousands)            2005         2004      2003       2002       2001       2000
                                  ----         ----      ----       ----       ----       ----
Current installments of
   long-term debt........      $      -            -         -      1,437      2,305      1,521
Long-term debt...........             -            -         -      7,263      9,900     12,780
                                 ------       ------    ------     ------     ------     ------

Total debt...............             -            -         -      8,700     12,205     14,301
                                 ------       ------    ------     ------     ------     ------

Total stockholders'
   equity................      $ 23,516       23,308    22,061     17,885     16,912     16,980
                                 ======       ======    ======     ======     ======     ======

Debt to equity ratio.....             -            -         -        .49        .72        .84


                  -------------------------------------------


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

     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of March 31, 2005, there are no contracts that are anticipated to result in a loss.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company has not had any significant cost overruns resulting in loss of profits during the three months ended March 31, 2005.

     Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, ranging from one to two percent depending on the type of system sold, and a detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The recorded warranty reserve as of March 31, 2005 was $595,000.

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

     Asset Impairment
     ----------------
     During 2004, the Company performed the required impairment test of goodwill and determined that there was no impairment. In assessing the recoverability of the Company's goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of its reporting units. If these estimates or their related assumptions change, the Company may be required to record impairment charges in the future. The book value of goodwill as of March 31, 2005 was $17,657,000.


                  -------------------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Results of Operations -- Three Months Ended March 31, 2005 Compared to the
--------------------------------------------------------------------------
Three Months Ended March 31, 2004
---------------------------------

Earnings Summary
----------------
     The Company had net earnings of $194,000 (or $0.05 basic earnings per share) for the three months ended March 31, 2005, compared to net earnings of $341,000 (or $0.08 basic earnings per share) for the three months ended March 31, 2004. The decrease in net earnings was primarily due to an increase of $286,000 in selling, general and administrative expenses as mentioned below.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                 2005                2004
                                                          ------------------  ------------------
Net sales............................................        $ 10,308,000          10,576,000
Cost of sales........................................           7,696,000           7,946,000
                                                               ----------          ----------
Gross profit on sales................................        $  2,612,000           2,630,000
                                                               ==========          ==========

Gross profit as a percentage of sales................               25.3%               24.9%
                                                                    ====                ====

     The net sales decrease was primarily attributable to a decrease in Ermanco branded sales of $1,221,000, partially offset by an increase of $953,000 in SI Systems branded sales. The decrease in Ermanco branded sales was primarily attributable to a smaller backlog of Ermanco branded orders entering fiscal 2005 when compared to the backlog of Ermanco branded orders entering fiscal 2004. Contributing to the lower Ermanco branded backlog of orders at the beginning of the year and hence Ermanco branded sales in the first quarter of 2005, were delays by prospective customers in signing contracts due to expanding project scope and other customer activities. Also, contributing to lower Ermanco branded sales in the first quarter of 2005 was the impact of several longer duration contracts whereby job completion requirements relate to periods subsequent to the end of the first quarter of 2005. The increase in SI Systems branded sales was associated with a larger backlog of SI Systems branded orders entering fiscal 2005 when compared to the backlog of SI Systems branded orders entering fiscal 2004. Contributing to the increase in SI Systems branded sales was progress made on contracts received prior to the start of the year and during the first quarter of 2005 in accordance with job completion requirements.
     Gross profit, as a percentage of sales, for the three months ended March 31, 2005, when compared to the three months ended March 31, 2004, was favorably impacted by approximately 0.2% due to product mix, and by approximately 0.2% due to a reduction in overhead costs.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $2,329,000 were higher by $286,000 for the three months ended March 31, 2005 than for the three months ended March 31, 2004. The increase was attributable to the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $93,000, an increase in consulting and marketing expenses primarily associated with trade shows, product promotion, and marketing research totaling $121,000, and bad debt expense of $100,000 for accounts receivable recognized as potentially uncollectible.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $43,000 was lower by $29,000 for the three months ended March 31, 2005 than for the three months ended March 31, 2004. Development programs in the three months ended March 31, 2005 were aimed at enhancements to conveyor technologies. Development programs in the three months ended March 31, 2004 were aimed at enhancements to the Company's sortation and accumulation conveyor technologies, and improvements to the Company's Order Fulfillment systems technologies.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Income Tax Expense
------------------
     The Company recognized income tax expense of $113,000 during the three months ended March 31, 2005 compared to income tax expense of $231,000 during the three months ended March 31, 2004. Income tax expense was generally recorded at statutory federal and state tax rates.


                  -------------------------------------------


Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $4,118,000 at March 31, 2005 from $3,602,000 at December 31, 2004. The increase resulted primarily from cash provided by operating activities totaling $656,000, partially offset by purchases of capital equipment of $149,000.
     Cash provided by operating activities of $656,000 during the three months ended March 31, 2005 as compared to cash used by operating activities of $154,000 during the three months ended March 31, 2004 increased primarily due to an increase in customers' deposits and billings in excess of costs and estimated earnings. Contributing to cash used by operating activities during the three months ended March 31, 2004 was the payment of settlement and legal costs of $1,197,000 associated with an action against the Company by a competitor relating to the Company's intellectual property, and the payment of $594,000 in income taxes, partially offset by an increase of $1,417,000 in accounts payable.
     The Company's line of credit facility may not exceed $5,000,000; $4,800,000 is available, and is to be used primarily for working capital purposes. The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. As of March 31, 2005, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2005. The Company expects to renew the line of credit facility under similar terms and conditions during 2005.
     The Company anticipates that its financial resources, consisting of cash generated from operations and its line of credit, will be adequate to satisfy its future cash requirements through the next year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers.
     The Company is currently exploring various business strategies designed to enhance the value of the Company's assets for its stockholders over the long term. The Company has retained the investment banking firm, Boenning & Scattergood, Inc., to advise the Company in evaluating its strategic options. The Company is continuing to evaluate and actively explore a range of possible options, including mergers, acquisitions, the possible sale of the Company or one or more of its divisions. The Company may not be able to effect any of these strategic options on favorable terms or at all.


                  -------------------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Contractual Obligations
-----------------------
     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement, as amended, requires fixed monthly rentals of $29,310 (with annual increases of 2.5%). The terms of the lease require the payment by Ermanco of all taxes, insurance, and other ownership related costs of the property. The lease, as amended on April 1, 2004, expires on September 30, 2008.
     SI Systems' principal office is located in a 173,000 square foot, concrete, brick, and steel facility in Easton, Pennsylvania. In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $18,234 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008.
     The Company also leases certain office equipment, computer equipment, and software under various operating leases with terms extending through September 2007.
     Future contractual obligations and commercial commitments at March 31, 2005 as noted above are as follows:

                                                     Payments Due by Period
                         -------------------------------------------------------------------------------
                              Total         2005        2006         2007        2008        2009
                              -----         ----        ----         ----        ----        ----
Contractual
obligations:
  Operating
   leases........         $ 1,982,000      468,000     590,000      606,000     318,000           -
                            ---------      --------    -------      -------     -------     -------


   Total.........         $ 1,982,000      468,000     590,000      606,000     318,000           -
                            =========      =======     =======      =======     =======     =======

                                                              Amount of Commitment
                                                             Expiration Per Period
                        Total Amounts       --------------------------------------------------------------
                          Committed            2005         2006        2007         2008         2009
                          ---------            ----         ----        ----         ----         ----
Other
commercial
commitments:
  Letters of
   credit........         $ 200,000              -         200,000        -            -            -

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

Off-Balance Sheet Arrangements
------------------------------
     As of March 31, 2005, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Recently Issued Accounting Pronouncements
-----------------------------------------
     In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 provides for certain fixed production overhead cost to be reflected as a period cost and not capitalized as inventory. FAS 151 is effective for the beginning of 2006. The adoption of FAS 151 is not expected to have a material impact on the Company's financial statements.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) "Share-Based Payment" ("FAS 123R"). FAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. It will require companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company currently uses. The Company is required to adopt FAS 123R beginning in 2006. The adoption of FAS 123R is not expected to have a material impact on the Company's financial statements.


                  -------------------------------------------


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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Item 4.       Controls and Procedures
-------       -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.


(b) Change in Internal Control Over Financial Reporting

     There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION
                          ----------------------------


Item 1.       Legal Proceedings
-------       -----------------

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.


Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
-------       ------------------------------------------------------------

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended March 31, 2005:

-------------------------------------------------------------------------------------------------------
                                                        Total Number                      Approximate
                                          Average         of Shares      Approximate     Dollar Value
                                        Price Paid       Repurchased     Dollar Value      of Shares
                          Total          Per Share      as Part of a      of Shares      That May Yet
                          Number        (Including        Publicly        Purchased      Be Purchased
     Fiscal             of Shares        Brokerage        Announced       Under the        Under the
     Period            Repurchased     Commissions)        Program         Program          Program
-------------------------------------------------------------------------------------------------------
1/1/05 - 1/31/05             -           $    -               -             $  -           $ 674,368
2/1/05 - 2/28/05             -           $    -               -             $  -           $ 674,368
3/1/05 - 3/31/05             -           $    -               -             $  -           $ 674,368
-------------------------------------------------------------------------------------------------------


     In August 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. As of March 31, 2005, the Company had repurchased 34,700 shares of common stock at a weighted average cost, including brokerage commissions, of $9.38 per share. Cash expenditures for the stock repurchases were $325,632. As of March 31, 2005, $674,368 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program. There were no repurchases in the three months ended March 31, 2005.


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

                               PARAGON TECHNOLOGIES, INC.



                               /s/ Leonard S. Yurkovic
                               -----------------------------------------------
                               Leonard S. Yurkovic
                               President & CEO



                               /s/ Ronald J. Semanick
                               -----------------------------------------------
                               Ronald J. Semanick
                               Chief Financial Officer





Dated:   May 13, 2005
       ---------------

                                  EXHIBIT INDEX
                                  -------------


Exhibits
--------

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