Form 10-Q
period 2005-06-30
PARAGON TECHNOLOGIES INC
filed 2005-08-12
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                              -------------------

                                    FORM 10-Q

                              -------------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 2005


                          Commission File No.: 1-15729




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

The number of shares outstanding of the Registrant's Common Stock as of August 5, 2005 was 4,300,885.

                       [PARAGON TECHNOLOGIES, INC. LOGO]




                           Paragon Technologies, Inc.
                                TABLE OF CONTENTS

                                                                                             Page
                                                                                            Number
                                                                                          ----------
PART I -- FINANCIAL INFORMATION

     Item 1.      Financial Statements:
                     Consolidated Balance Sheets (Unaudited)............................       1
                     Consolidated Statements of Operations (Unaudited)..................       3
                     Consolidated Statements of Cash Flows (Unaudited)..................       4
                     Notes to Consolidated Financial Statements (Unaudited).............       6

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................      15

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk............      25

     Item 4.      Controls and Procedures...............................................      25


PART II -- OTHER INFORMATION

     Item 1.      Legal Proceedings.....................................................      26

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds...........      26

     Item 3.      Defaults Upon Senior Securities.......................................      26

     Item 4.      Submission of Matters to a Vote of Security Holders...................      26

     Item 5.      Other Information.....................................................      26

     Item 6.      Exhibits..............................................................      27


SIGNATURES..............................................................................      28


EXHIBIT INDEX...........................................................................      29

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
     (In Thousands, Except Share Data)


                                                               (UNAUDITED)
                                                                 June 30,            December 31,
                                                                   2005                  2004
                                                            -------------------    ------------------
Assets
------

Current assets:
   Cash and cash equivalents......................               $  4,626                3,602

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $445 as of June 30,
       2005 and $231 as of December
       31, 2004)...................................                11,510                5,756
     Notes and other receivables...................                   115                  244
                                                                   ------               ------
       Total receivables...........................                11,625                6,000
                                                                   ------               ------

   Costs and estimated earnings in excess
     of billings...................................                   541                1,059

   Inventories:
     Raw materials.................................                 1,809                1,175
     Work-in-process...............................                   648                  246
     Finished goods................................                   171                  195
                                                                   ------               ------
       Total inventories...........................                 2,628                1,616
                                                                   ------               ------

   Deferred income tax benefits....................                   840                  889
   Prepaid expenses and other current assets.......                   611                  636
                                                                   ------               ------
       Total current assets........................                20,871               13,802
                                                                   ------               ------

Property, plant and equipment, at cost:
   Leasehold improvements..........................                   228                  228
   Machinery and equipment.........................                 3,892                3,752
                                                                   ------               ------
                                                                    4,120                3,980
   Less:  accumulated depreciation.................                 2,798                2,744
                                                                   ------               ------
     Net property, plant and equipment.............                 1,322                1,236
                                                                   ------               ------

Goodwill...........................................                17,657               17,657
Other assets.......................................                    10                   10
                                                                   ------               ------
Total assets.......................................              $ 39,860               32,705
                                                                   ======               ======

          See accompanying notes to consolidated financial statements.

-------       --------------------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
     (In Thousands, Except Share Data)


                                                               (UNAUDITED)
                                                                 June 30,            December 31,
                                                                   2005                  2004
                                                            -------------------    ------------------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable................................             $  5,316                 3,000
   Customers' deposits and billings
     in excess of costs and
     estimated earnings ...........................                4,995                 1,560
   Accrued salaries, wages, and
     commissions...................................                  593                   428
   Income taxes payable............................                  214                    58
   Accrued product warranty........................                  457                   655
   Deferred gain on sale-leaseback.................                  165                   165
   Accrued other liabilities.......................                1,090                 1,042
                                                                  ------                ------
       Total current liabilities...................               12,830                 6,908
                                                                  ------                ------

Long-term liabilities:
   Deferred gain on sale-leaseback.................                  275                   358
   Deferred income taxes payable...................                2,375                 2,131
                                                                  ------                ------
       Total long-term liabilities.................                2,650                 2,489
                                                                  ------                ------

Commitments and contingencies

    Stockholders' equity:
       Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 4,288,785 shares as
       of June 30, 2005 and 4,265,310
       shares as of December 31, 2004..............                4,289                 4,265
     Additional paid-in capital....................                8,141                 7,996
     Retained earnings.............................               11,950                11,047
                                                                  ------                ------
       Total stockholders' equity..................               24,380                23,308
                                                                  ------                ------

       Total liabilities and stockholders' equity..           $   39,860                32,705
                                                                  ======                ======

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2005 and 2004
     (In Thousands, Except Share and Per Share Data)


                                  Three Months Ended                    Six Months Ended
                          ---------------------------------    ----------------------------------
                              June 30,          June 30,           June 30,          June 30,
                                2005              2004               2005              2004
                          ---------------   ---------------    ---------------    ---------------
Net sales.................   $    18,687            9,638            28,995            20,214
Cost of sales.............        14,378            7,304            22,074            15,250
                               ---------        ---------         ---------         ---------
Gross profit on sales.....         4,309            2,334             6,921             4,964
                               ---------        ---------         ---------         ---------

Selling, general and
   administrative
   expenses...............         2,766            2,074             5,095             4,117
Product development
   costs..................            41              133                84               205
Interest expense..........             -                -                 1                 -
Interest income...........           (61)             (40)              (74)              (51)
Other expense
(income), net.............           465              (53)              410               (99)
                               ---------        ---------         ---------         ---------
                                   3,211            2,114             5,516             4,172
                               ---------        ---------         ---------         ---------

Earnings before
   income taxes...........         1,098              220             1,405               792
Income tax expense........           389               91               502               322
                               ---------        ---------         ---------         ---------
Net earnings..............   $       709              129               903               470
                               =========        =========         =========         =========

Basic earnings
   per share..............   $       .17              .03               .21               .11
                               =========        =========         =========         =========
Diluted earnings
   per share..............   $       .16              .03               .21               .11
                               =========        =========         =========         =========

Weighted average
   shares outstanding.....     4,272,629        4,281,961         4,269,871         4,280,090
Dilutive effect of
   stock options..........        61,017           83,824            55,511            86,192
                               ---------        ---------         ---------         ---------
Weighted average
   shares outstanding
   assuming dilution......     4,333,646        4,365,785         4,325,382         4,366,282
                               =========        =========         =========         =========


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2005 and 2004
     (In Thousands, Except Share Data)


                                                                     Six Months Ended
                                                          ----------------------------------------
                                                               June 30,             June 30,
                                                                 2005                 2004
                                                          -------------------  -------------------
Cash flows from operating activities:
   Net earnings .......................................        $    903                  470
   Adjustments to reconcile net earnings
     to net cash provided (used) by operating
     activities:
       Depreciation of plant and equipment.............             234                  214
       Amortization of deferred gain on sale-
         leaseback.....................................             (83)                 (83)
       Other non-cash items affecting
         earnings......................................               9                    -
       Change in operating assets and liabilities:
           Receivables.................................          (5,625)                 157
           Costs and estimated earnings in
              excess of billings.......................             518                  (15)
           Inventories.................................          (1,012)                (520)
           Deferred tax expenses.......................             293                  808
           Prepaid expenses and other
              current assets...........................              25                  155
           Accounts payable............................           2,316                1,054
           Customers' deposits and billings
              in excess of costs and estimated
              earnings.................................           3,435                 (907)
           Accrued salaries, wages, and
              commissions..............................             165                  354
           Income taxes payable........................             156                 (894)
           Accrued product warranty....................            (198)                (114)
           Accrued other liabilities...................              48               (1,249)
           Deferred compensation.......................               -                    5
                                                                 ------                -----
   Net cash provided (used) by
     operating activities..............................           1,184                 (565)
                                                                 ------                -----

Cash flows from investing activities:
   Additions to property, plant and equipment..........            (320)                (150)
                                                                 ------                -----
   Net cash used by investing activities...............            (320)                (150)
                                                                 ------                -----


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended June 30, 2005 and 2004
     (In Thousands, Except Share Data)


                                                                     Six Months Ended
                                                          ----------------------------------------
                                                               June 30,             June 30,
                                                                 2005                 2004
                                                          -------------------  -------------------
Cash flows from financing activities:
   Sale of common shares in connection with
     employee incentive stock option plan.............              160                   38
                                                                 ------                -----
       Net cash provided by
         financing activities.........................              160                   38
                                                                 ------                -----

   Increase (decrease) in cash and
     cash equivalents.................................            1,024                 (677)
   Cash and cash equivalents,
     beginning of period..............................            3,602                5,591
                                                                 ------                -----
   Cash and cash equivalents,
     end of period....................................         $  4,626             $  4,914
                                                                 ======               ======

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest.....................................         $      1             $      -
                                                                 ======               ======
         Income taxes.................................         $     62             $    611
                                                                 ======               ======


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2005 and 2004


(1) In the opinion of the management of Paragon Technologies, Inc. ("Paragon" or the "Company"), the unaudited interim financial statements furnished reflect all adjustments and accruals that are necessary to present a fair statement of results for the interim periods. The financial statements include the accounts of the Company and Ermanco Incorporated ("Ermanco"), a wholly owned subsidiary company that was sold subsequent to the end of the reporting period, after elimination of intercompany balances and transactions. Results for interim periods are not necessarily indicative of results expected for the full fiscal year. This quarterly report should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. Refer to the Company's annual report on Form 10-K for the year ended December 31, 2004 for more complete financial information. See Note 11 of the Notes to Consolidated Financial Statements for further information regarding the sale of substantially all of the assets and liabilities of Ermanco.

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

     A roll-forward of warranty activities is as follows (in thousands):

                           Beginning                                                Ending
                            Balance                                                 Balance
                           January 1     Charge/(Credit)        Spending            June 30
                         ------------- ------------------  -----------------  ------------------
   2005.................     $ 655            (55)               (143)                457
   2004.................     $ 925             73                (187)                811

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2005 and 2004


(3)  Major Segments of Business
     --------------------------

     Company Overview
     ----------------
     Paragon provides a variety of material handling solutions, including systems, technologies, products, and services for material flow applications. The Company has gone to market with a multiple brand, multiple channel strategy under the SI Systems and Ermanco brands. The Company's capabilities include horizontal transportation, rapid dispensing, order fulfillment, computer software, sortation, integrating conveyors and conveyor systems, and aftermarket services.

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

     SI Systems
     ----------
     The Company's Easton, Pennsylvania operation (hereafter referred to as "SI Systems") is a specialized systems integrator supplying SI Systems branded automated material handling systems to manufacturing, assembly, order fulfillment, and distribution operations customers located primarily in North America, including the U.S. government. The automated material handling systems are marketed, designed, sold, installed, and serviced by its own staff or subcontractors as labor-saving devices to improve productivity, quality, and reduce costs. Integrated material handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique material handling needs. The engineering staff develops and designs computer control programs required for the efficient operation of the systems and for optimizing manufacturing, assembly, and fulfillment operations.

     Ermanco
     -------
     The Company sold its interests in Ermanco subsequent to the reporting period. Ermanco, the Company's Spring Lake, Michigan operation (hereafter referred to as "Ermanco") was a manufacturer of Ermanco branded light to medium duty unit handling conveyor and sortation products, serving the material handling industry through a worldwide network of approximately 100 experienced material handling equipment distributors and one licensee. Ermanco also provided complete conveyor systems for a variety of applications, including distribution centers and automated manufacturing, utilizing primarily its own manufactured conveyor products, engineering services by its own staff or subcontractors, and subcontracted installation services. Ermanco supplied material handling systems and equipment to both national and international markets. Ermanco offered services ranging from the delivery of basic transportation conveyors to turnkey installations of complex, fully automated work-in-process production lines and distribution centers, utilizing sophisticated, custom-designed controls software. Many of Ermanco's sales were to distributors who have non-exclusive agreements with the Company.

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales by brand during the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2005 and 2004


     For the three months ended June 30, 2005:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  2,979           14,441         17,420           93.2%
     Aftermarket sales.............        750              517          1,267            6.8%
                                        ------           ------         ------          -----
     Total sales...................   $  3,729           14,958         18,687          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      20.0%            80.0%         100.0%

     For the three months ended June 30, 2004:

                                                                                    % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  1,748            6,646          8,394           87.1%
     Aftermarket sales.............        748              496          1,244           12.9%
                                        ------           ------         ------          -----
     Total sales...................   $  2,496            7,142          9,638          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      25.9%            74.1%         100.0%


     For the six months ended June 30, 2005:
                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  6,016           20,428         26,444           91.2%
     Aftermarket sales.............      1,579              972          2,551            8.8%
                                        ------           ------         ------          -----
     Total sales...................   $  7,595           21,400         28,995          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      26.2%            73.8%         100.0%

     For the six months ended June 30, 2004:
                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  3,829           13,788         17,617           87.2%
     Aftermarket sales.............      1,580            1,017          2,597           12.8%
                                        ------           ------         ------          -----
     Total sales...................   $  5,409           14,805         20,214          100.0%
                                        ======           ======         ======          =====
     As a % of total sales.........      26.8%            73.2%         100.0%

     The Company's products are sold worldwide through its own sales personnel, along with a network of independent distributors and one licensee. Domestic and international sales by brand during the three and six months ended June
     30, 2005 and 2004 are as follows (in thousands):

     For the three months ended June 30, 2005:
                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  3,679           14,629         18,308           98.0%
     International sales...........         50              329            379            2.0%
                                        ------           ------         ------          -----
     Total sales...................   $  3,729           14,958         18,687          100.0%
                                        ======           ======         ======          =====

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
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2005 and 2004


     For the six months ended June 30, 2005:

                                                                                     % of Total
                                     SI Systems        Ermanco          Total           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  7,052           20,636         27,688           95.5%
     International sales...........        543              764          1,307            4.5%
                                        ------           ------         ------          -----
     Total sales...................   $  7,595           21,400         28,995          100.0%
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
                                        ======           ======         ======          =====

     The Company operates in two major market segments, and products are sold worldwide as follows:

For the Three Months Ended
June 30, 2005 (In Thousands):                         SI Systems        Ermanco        Total
------------------------------------------------    -------------   -------------- --------------
Sales..........................................        $  3,729         14,958        18,687
Earnings (loss) before interest
  expense, interest income, and
  income taxes.................................            (768)         1,805        1,037
Total assets...................................           7,653         32,207       39,860
Capital expenditures...........................              45            126          171
Depreciation and amortization expense..........              20            101          121

For the Three Months Ended
June 30, 2004 (In Thousands):                         SI Systems        Ermanco        Total
------------------------------------------------    -------------   -------------- --------------
Sales..........................................        $  2,496          7,142        9,638
Earnings (loss) before interest
  expense, interest income, and
  income taxes.................................            (204)           384          180
Total assets...................................           3,538         29,168       32,706
Capital expenditures...........................              27             57           84
Depreciation and amortization expense..........              29             75          104

For the Six Months Ended
June 30, 2005 (In Thousands):                         SI Systems        Ermanco        Total
------------------------------------------------    -------------   -------------- --------------
Sales..........................................        $  7,595         21,400       28,995
Earnings (loss) before interest
  expense, interest income, and
  income taxes.................................            (676)         2,008        1,332
Total assets...................................           7,653         32,207       39,860
Capital expenditures...........................              77            243          320
Depreciation and amortization expense..........              42            192          234

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2005 and 2004


For the Six Months Ended
June 30, 2004 (In Thousands):                          SI Systems        Ermanco        Total
------------------------------------------------    -------------   -------------- --------------
SSales..........................................      $   5,409         14,805        20,214
Earnings (loss) before interest
  expense, interest income, and
  income taxes.................................            (241)           982           741
Total assets...................................           3,538         29,168        32,706
Capital expenditures...........................              52             98           150
Depreciation and amortization expense..........              53            161           214

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

     In May 2005, the Financial Accounting Standard Board issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2005 and 2004


     of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. The Company is required to adopt the provisions of this statement, as applicable, beginning in 2006.


(5)  Sale-Leaseback
     --------------
     SI Systems' principal office is located in a 173,000 square foot, concrete, brick, and steel facility in Easton, Pennsylvania. In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $18,234 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008. In accordance with SFAS 13 and SFAS 28, the leaseback does not meet the criteria for classification as a capital lease; hence, it is classified as an operating lease. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The seller-lessee (Company) retained more than a minor part (25,000 square feet) but less than substantially all of the use of the property (173,000 square feet) through the leaseback and realized a profit on the sale in excess of the present value of the minimum lease payments over the lease term. The present value of the stream of lease payments utilizing the Company's incremental borrowing rate of 10.0% was $826,000. The $826,000 of deferred profit is amortized in equal amounts as a reduction in rent expense over the five-year term of the lease. During the three months ended June 30, 2005 and 2004, $41,000 and $42,000, respectively, of the deferred gain was recognized. During the six months ended June 30, 2005 and 2004, $83,000 and $83,000, respectively, of the deferred gain was recognized.


(6)  Line of Credit
     --------------
     The Company has a line of credit facility which may not exceed $5,000,000, $4,800,000 is available and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. Effective August 5, 2005, due to the issuance of a $2,000,000 letter of credit in connection with the sale of Ermanco, the amount of available line of credit was reduced to $2,800,000.

     The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. The Company was in compliance with all covenants as of June 30, 2005. As of June 30, 2005, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2006.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2005 and 2004


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

     Components of Net Periodic Pension Expense
     ------------------------------------------
     The Company uses the projected unit credit actuarial method to compute pension expense, which includes amortization of past service costs over the average remaining service lives of the employees expected to receive benefits. The net periodic pension expense for the three and six months ended June 30, 2005 and 2004 includes the following components (in thousands):

                                                 Three Months Ended              Six Months Ended
                                            ----------------------------    --------------------------
                                               June 30,       June 30,        June 30,      June 30,
                                                2005            2004            2005          2004
                                            ------------    ------------    ------------  ------------
     Service cost-benefits earned
       during the period..................     $    28             24             53            47
     Interest cost on projected
        benefit obligation................          14             11             27            22
     Expected return on plan
        assets - increase.................         (20)           (15)           (38)          (29)
     Recognized net actuarial
        loss..............................           1              1              3             2
                                                 -----          -----          -----         -----
     Net periodic pension expense.........          23             21             45            42
                                                 =====          =====          =====         =====

     Contributions
     -------------
     The Company did not make any contributions to its defined benefit plan during the three and six months ended June 30, 2005. The Company expects total pension plan contributions to its defined benefit plan to approximate $90,000 for the year ended December 31, 2005.


(8)  Stock Repurchase Program
     ------------------------
     In August 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. As of June 30, 2005, the Company had repurchased 34,700 shares of common stock at a weighted average cost, including brokerage commissions, of $9.38 per share. Cash expenditures for the stock repurchases were $325,632. As of June 30, 2005, $674,368 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program. There were no repurchases in the three and six months ended June 30, 2005.

     In August 2005, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $1,000,000 of the Company's common stock to up to $5,000,000, of which approximately $4,675,000 remains available for repurchases under the stock repurchase program.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2005 and 2004


(9)  Stock-Based Compensation
     ------------------------
     The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense on options granted to employees for the stock option grants. The Company recognizes compensation expense on options granted to non-employee directors. Additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by FAS 148, is included below. If the Company had elected to recognize stock-based compensation expense for options granted to employees based on the fair value of granted options at the grant date (as determined under FAS 123), net earnings (in thousands) and basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004, would have been as follows:

                                                 Three Months Ended              Six Months Ended
                                            ----------------------------    --------------------------
                                              June 30,        June 30,        June 30,      June 30,
                                               2005            2004            2005          2004
                                            ------------    ------------    ------------  ------------
     Net earnings, as reported............     $ 709            129             903           470
     Deduct:  total stock-based
        employee compensation
        determined under fair value
        method, net of related tax
        effects...........................       (11)           (29)            (22)          (63)
                                                 ---            ---             ---           ---
     Pro forma net earnings...............     $ 698            100             881           407
                                                 ===            ===             ===           ===

     Earnings per share:
        Basic -- as reported...............    $ .17            .03             .21           .11
                                                 ===            ===             ===           ===
         Basic -- pro forma.................   $ .16            .02             .21           .10
                                                 ===            ===             ===           ===
        Diluted -- as reported.............    $ .16            .03             .21           .11
                                                 ===            ===             ===           ===
         Diluted -- pro forma...............   $ .16            .02             .20           .09
                                                 ===            ===             ===           ===

     The above pro forma net earnings and basic and diluted earnings per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. No options were granted to employees during the three and six months ended June 30, 2005 and the year ended December 31, 2004.


(10) Legal Proceedings
     -----------------
     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2005 and 2004


(11) Sale of Ermanco
     ---------------
     On May 20, 2005, the Company and Ermanco entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with TGW Transportgerate GmbH, an Austrian corporation ("Buyer Parent"), and Malibu Acquisition, Inc., a Michigan corporation and wholly owned subsidiary of Buyer Parent ("Buyer"), pursuant to which Paragon agreed to sell to Buyer substantially all of the assets and liabilities of Ermanco, Paragon's conveyor and sortation subsidiary located in Spring Lake, Michigan. The terms of the Asset Purchase Agreement provided that Buyer pay cash in the amount of $23 million (subject to a working capital adjustment) and assume certain liabilities of Ermanco, as more fully described in the Asset Purchase Agreement, a copy of which was filed with the Securities and Exchange Commission on July 1, 2005. In approving the sale of the assets and liabilities of Ermanco, Paragon's Board of Directors received an opinion from its financial advisor, Boenning & Scattergood, Inc., that the consideration received by Paragon in the transaction was fair from a financial point of view to the stockholders of Paragon. Upon receiving approval from Paragon's stockholders at a Special Meeting of Stockholders held on August 3, 2005, the closing of the sale of the assets and liabilities of Ermanco occurred on August 5, 2005. The Company received cash consideration of approximately $23,055,000 (subject to a working capital adjustment) in connection with the sale of the assets and liabilities of Ermanco. Due to the fact that there is a final working capital adjustment, the final gain or loss on the transaction has not yet been determined. Ermanco's contribution to the Company's consolidated sales, net earnings, and basic earnings per share were $21,400,000, $1,316,000, and $.31, respectively, for the six months ended June 30, 2005.

     Ermanco and Paragon indemnified the Buyer and Buyer Parent for, among other things, a breach of any representation, warranty, covenant, or agreement set forth under the terms of the Asset Purchase Agreement. Paragon and Ermanco will have no liability to Buyer or Buyer Parent with respect to claims for breaches of representations and/or warranties until the aggregate amount of loss relating to such breaches exceeds $230,000, and then only for such amount that exceeds $230,000. The overall aggregate indemnification liability of Paragon and Ermanco shall not exceed $5,750,000. At the closing of the asset sale, Paragon delivered to the Buyer an irrevocable letter of credit issued by Wachovia Bank, National Association in the amount of $2 million as security for its indemnification obligations. The letter of credit shall remain in place for a period of one year following the closing of the asset sale or longer in the event of any pending dispute thereunder; provided, however, that if a dispute remains pending longer than the one year period following the closing of the asset sale, the amount of the letter of credit shall be reduced to an amount not less than an amount sufficient to resolve such dispute. If applicable, the reduced letter of credit shall remain in place following the one year anniversary of the closing of the asset sale until any pending dispute has been resolved.

     Ermanco and Paragon agreed that for a period of 3 years following the closing of the transaction, each will not solicit any employee, customer, or supplier of Buyer to leave Buyer's employment or alter its business dealings with the Buyer.


                         -----------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition
-------       -----------------------------------------------------------
              and Results of Operations
              -------------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements for the period ended June 30, 2005, and the cautionary statements and consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties, identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports.


                         -----------------------------


Business Overview
-----------------
     Paragon Technologies, Inc. provides a variety of material handling solutions, including systems, technologies, products, and services for material flow applications. The Company has gone to market with a multiple brand, multiple channel strategy under the SI Systems and Ermanco brands.
     Founded in 1958, SI Systems material handling solutions are based on core technologies in horizontal transportation and order fulfillment and are aimed at improving productivity for manufacturing, assembly, and distribution center operations. Since 1964, Ermanco conveyor technologies and integrated conveyor systems are based on core technologies in transportation, accumulation, and sortation and continue to address the needs of the distribution, assembly, and manufacturing marketplace. Ermanco is known as the originator of the line-shaft-driven, live-roller conveyor.
     Subsequent to the reporting period, the Company completed the sale of substantially all of the assets and liabilities of Ermanco. The Company received cash consideration of approximately $23,055,000 (subject to a working capital adjustment) in connection with the sale of the assets and liabilities of Ermanco. Due to the fact that there is a final working capital adjustment, the final gain or loss on the transaction has not yet been determined. Ermanco's contribution to the Company's consolidated sales, net earnings, and basic earnings per share were $21,400,000, $1,316,000, and $.31, respectively, for the six months ended June 30, 2005. Following the sale of Ermanco, the Company will no longer sell Ermanco branded products and as such, the Company's future financial statements may be impacted.


                         -----------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition
-------       -----------------------------------------------------------
              and Results of Operations (Continued)
              -------------------------


Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises above 80%, as occurred in fiscal 2000, the Company may see an increase in rate of new orders, and therefore, an increase in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the six months ended June 30, 2005, and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000:



                                       Six Months
                                          Ended                   Year Ended December 31,
                                         June 30,     ------------------------------------------
(Dollars in Thousands)                    2005        2004     2003      2002     2001      2000
                                          ----        ----     ----      ----     ----      ----
Backlog of orders - Beginning.......... $ 11,206     10,525    6,924    13,342   22,913    23,685
   Add: orders..........................  42,361     42,936   40,896    31,806   41,181    63,534
   Less: sales..........................  28,995     42,255   37,295    38,224   50,752    64,306
                                          ------     ------   ------    ------   ------    ------
Backlog of orders - Ending............. $ 24,572     11,206   10,525     6,924   13,342    22,913
                                          ======     ======   ======    ======   ======    ======

Capacity Utilization(1)..................  79.4%      78.0%    74.9%     75.6%    77.4%     82.6%

     The Company's backlog of orders as of June 30, 2005 associated with Ermanco and SI Systems was $16,799,000 and $7,773,000, respectively.

     Current Ratio
     -------------
     The Company's current ratio, which is the ratio of current assets to current liabilities, has been relatively consistent. Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio as of June 30, 2005 and as of December 31, 2004, 2003, 2002, 2001, and 2000:

                                   As of                        As of December 31,
                                  June 30,      -----------------------------------------------------
(Dollars in Thousands)             2005          2004       2003       2002       2001       2000
                                   ----          ----       ----       ----       ----       ----

Current assets................  $ 20,871        13,802     14,691     15,444     19,200     22,850
                                  ------        ------     ------     ------     ------     ------
Current liabilities...........    12,830         6,908      9,554      9,416     13,357     15,193

Current ratio.................      1.63          2.00       1.54       1.64       1.44       1.50

Item 2.       Management's Discussion and Analysis of Financial Condition
-------       -----------------------------------------------------------
              and Results of Operations (Continued)
              -------------------------


     Debt to Equity Ratio
     --------------------
     With an emphasis over the past several years on generating cash flows to eliminate the Company's senior and subordinated debt, the Company has eliminated its financial leverage as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the absence of debt provides greater protection for its stockholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio as of June 30, 2005 and as of December 31, 2004, 2003, 2002, 2001, and 2000:

                                 As of                        As of December 31,
                                June 30,     -----------------------------------------------------
(Dollars in Thousands)           2005         2004      2003       2002       2001       2000
                                 ----         ----      ----       ----       ----       ----
Current installments of
   long-term debt.......      $      -            -         -      1,437      2,305      1,521
Long-term debt..........             -            -         -      7,263      9,900     12,780
                                 ------      ------    ------     ------     ------     ------
Total debt .............             -            -         -      8,700     12,205     14,301
                                 ------      ------    ------     ------     ------     ------
Total stockholders'
   equity...............      $  24,380      23,308    22,061     17,885     16,912     16,980
                                 ======      ======    ======     ======     ======     ======

Debt to equity ratio...               -           -         -        .49        .72        .84


                         -----------------------------


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

     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of June 30, 2005, there are no contracts that are anticipated to result in a loss.

Item 2.       Management's Discussion and Analysis of Financial Condition
-------       -----------------------------------------------------------
              and Results of Operations (Continued)
              -------------------------


     Revenue Recognition on Systems Sales (Continued)
     ------------------------------------
     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company has not had any significant cost overruns resulting in loss of profits during the three and six months ended June 30, 2005.

     Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, ranging from one to two percent depending on the type of system sold, and a detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The recorded warranty reserve as of June 30, 2005 was $457,000.

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

     Asset Impairment
     ----------------
     During 2004, the Company performed the required impairment test of goodwill and determined that there was no impairment. In assessing the recoverability of the Company's goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of its reporting units. If these estimates or their related assumptions change, the Company may be required to record impairment charges in the future. The book value of goodwill as of June 30, 2005 was $17,657,000, all of which is attributable to Ermanco. See Note 11 of the Notes to Consolidated Financial Statements for further information regarding the sale of substantially all of the assets and liabilities of Ermanco.


                          -----------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition
-------       -----------------------------------------------------------
              and Results of Operations (Continued)
              -------------------------


(a)   Results of Operations - Six Months Ended June 30, 2005 Compared
      ---------------------------------------------------------------
      to the Six Months Ended June 30, 2004
      -------------------------------------

Earnings Summary
----------------
     The Company had net earnings of $903,000 (or $0.21 basic earnings per share) for the six months ended June 30, 2005, compared to net earnings of $470,000 (or $0.11 basic earnings per share) for the six months ended June 30, 2004. The increase in net earnings was primarily due to an increase in sales and gross profit on sales related to sales to customers in the technology sector, partially offset by an increase in selling, general and administrative expenses and Ermanco subsidiary divestiture costs as mentioned below.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                2005                2004
                                                          ------------------  ------------------
Net sales............................................        $ 28,995,000          20,214,000
Cost of sales........................................          22,074,000          15,250,000
                                                               ----------          ----------
Gross profit on sales................................        $  6,921,000           4,964,000
                                                               ==========          ==========

Gross profit as a percentage of sales................               23.9%               24.6%
                                                                    ====                ====

     The net sales increase was attributable to an increase in Ermanco branded sales of $6,595,000, complemented by an increase of $2,186,000 in SI Systems branded sales. The increase in Ermanco branded sales was primarily attributable to progress made on contracts received during the second quarter of 2005 from customers in the technology sector. The increase in SI Systems branded sales was associated with a larger backlog of SI Systems branded orders entering fiscal 2005 when compared to the backlog of SI Systems branded orders entering fiscal 2004. Contributing to the increase in SI Systems branded sales was progress made on contracts received prior to the start of the year and during the first half of 2005 in accordance with contract completion requirements.
     Gross profit, as a percentage of sales, for the six months ended June 30, 2005, when compared to the six months ended June 30, 2004, was unfavorably impacted by approximately 5.3% due to product mix and competitive pricing pressures, partially offset by approximately 4.6% due to a reduction in overhead costs.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $5,095,000 were higher by $978,000 for the six months ended June 30, 2005 than for the six months ended June 30, 2004. The increase was attributable to the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $275,000, an increase in expenses related to revenue and profit performance totaling $345,000, and bad debt expense of $217,000 for accounts receivable recognized as potentially uncollectible. Also contributing to lower selling, general and administrative expenses in the prior year were collections of $172,000 during the second quarter of 2004 on accounts receivables previously recognized as potentially uncollectible.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $84,000 were lower by $121,000 for the six months ended June 30, 2005 than for the six months ended June 30, 2004. Development programs in the six months ended June 30, 2005 were aimed at enhancements to the Company's sortation and accumulation conveyor technologies. Development programs in the six months ended June 30, 2004 were aimed at enhancements to the Company's sortation and accumulation conveyor technologies, and improvements to the Company's Order Fulfillment systems technologies.

Item 2.       Management's Discussion and Analysis of Financial Condition
-------       -----------------------------------------------------------
              and Results of Operations (Continued)
              -------------------------


(a)   Results of Operations - Six Months Ended June 30, 2005 Compared
      ---------------------------------------------------------------
      to the Six Months Ended June 30, 2004 (Continued)
      -------------------------------------

Other Expense (Income), Net
---------------------------
     The unfavorable variance of $509,000 in other expense (income), net for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily attributable to Ermanco subsidiary divestiture costs of $527,000 which represented transaction expenses associated with professional fees incurred in connection with the sale of substantially all of the assets and liabilities of Ermanco.

Income Tax Expense
------------------
     The Company recognized income tax expense of $502,000 during the six months ended June 30, 2005 compared to income tax expense of $322,000 during the six months ended June 30, 2004. Income tax expense was generally recorded at statutory federal and state tax rates.


(b)   Results of Operations - Three Months Ended June 30, 2005 Compared to the
      -------------------------------------------------------------------------
      Three Months Ended June 30, 2004
      --------------------------------

Earnings Summary
----------------
     The Company had net earnings of $709,000 (or $0.17 basic earnings per share) for the three months ended June 30, 2005, compared to net earnings of $129,000 (or $0.03 basic earnings per share) for the three months ended June 30, 2004. The increase in net earnings was primarily due to an increase in sales and gross profit on sales related to sales to customers in the technology sector, partially offset by an increase in selling, general and administrative expenses and Ermanco subsidiary divestiture costs as mentioned below.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                2005                2004
                                                          ------------------  ------------------
Net sales............................................        $ 18,687,000         9,638,000
Cost of sales........................................          14,378,000         7,304,000
                                                               ----------         ---------
Gross profit on sales................................       $   4,309,000         2,334,000
                                                               ==========         =========

Gross profit as a percentage of sales................               23.1%             24.2%
                                                                    ====              ====

     The net sales increase was primarily attributable to an increase in Ermanco branded sales of $7,816,000, complemented by an increase of $1,233,000 in SI Systems branded sales. The increase in Ermanco branded sales was primarily attributable to progress made on contracts received during the second quarter of 2005 from customers in the technology sector. The increase in SI Systems branded sales was associated with a larger backlog of SI Systems branded orders entering the second quarter of 2005, when compared to the backlog of SI Systems branded orders entering the second quarter of 2004. Contributing to the increase in SI Systems branded sales was progress made on contracts received prior to the start of the second quarter of 2005 in accordance with contract completion requirements.
     Gross profit, as a percentage of sales, for the three months ended June 30, 2005, when compared to the three months ended June 30, 2004, was unfavorably impacted by approximately 9.0% due to product mix and competitive pricing pressures, partially offset by approximately 7.9% due to a reduction in overhead costs.

Item 2.       Management's Discussion and Analysis of Financial Condition
-------       -----------------------------------------------------------
              and Results of Operations (Continued)
              -------------------------


b)   Results of Operations - Three Months Ended June 30, 2005 Compared to the
      -------------------------------------------------------------------------
      Three Months Ended June 30, 2004 (Continued)
      --------------------------------

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $2,766,000 were higher by $692,000 for the three months ended June 30, 2005 than for the three months ended June 30, 2004. The increase was attributable to the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $258,000, an increase in expenses related to revenue and profit performance totaling $315,000, and bad debt expense of $117,000 for accounts receivable recognized as potentially uncollectible. Partially offsetting the aforementioned unfavorable variance was a decrease in marketing and public relations expenses primarily associated with trade shows, product promotion, and marketing research totaling $113,000. Also contributing to lower selling, general and administrative expenses in the prior year were collections of $172,000 during the second quarter of 2004 on accounts receivables previously recognized as potentially uncollectible.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $41,000 were lower by $92,000 for the three months ended June 30, 2005 than for the three months ended June 30, 2004. Development programs in the three months ended June 30, 2005 were aimed at enhancements to the Company's sortation and accumulation conveyor technologies. Development programs in the three months ended June 30, 2004 were aimed at enhancements to conveyor technologies, and improvements to the Company's Order Fulfillment systems technologies.

Income Tax Expense
------------------
     The Company recognized income tax expense of $389,000 during the three months ended June 30, 2005 compared to income tax expense of $91,000 during the three months ended June 30, 2004. Income tax expense was generally recorded at statutory federal and state tax rates.


                          -----------------------------


Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents increased to $4,626,000 at June 30, 2005 from $3,602,000 at December 31, 2004. The increase resulted from cash provided by operating activities totaling $1,184,000 and proceeds of $160,000 from the sale of common stock in connection with the Company's Equity Compensation Plan, partially offset by purchases of capital equipment of $320,000.
     Cash provided by operating activities during the six months ended June 30, 2005 was $1,184,000 as compared to cash used by operating activities during the six months ended June 30, 2004 of $565,000. Contributing to cash provided by operating activities during the six months ended June 30, 2005 primarily were net earnings of $903,000, an increase of $3,435,000 in customers' deposits and billings in excess of costs and estimated earnings, and an increase of $2,316,000 in accounts payable, partially offset by an increase of $5,625,000 in accounts receivable. Contributing to cash used by operating activities during the six months ended June 30, 2004 was the payment of settlement and legal costs of $1,197,000 associated with an action against the Company by a competitor relating to the Company's intellectual property, and the payment of $611,000 in income taxes, partially offset by an increase of $1,054,000 in accounts payable.

Item 2.       Management's Discussion and Analysis of Financial Condition
-------       -----------------------------------------------------------
              and Results of Operations (Continued)
              -------------------------


Liquidity and Capital Resources (Continued)
-------------------------------
     The Company's line of credit facility may not exceed $5,000,000, $4,800,000 is available and is to be used primarily for working capital purposes. Effective August 5, 2005, due to the issuance of a $2,000,000 letter of credit in connection with the sale of Ermanco, the amount of available line of credit was reduced to $2,800,000. The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. As of June 30, 2005, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2006.
     Subsequent to the reporting period, the Company received cash consideration of approximately $23,055,000 in connection with the sale of the assets and liabilities of Ermanco. The Company anticipates that its financial resources, consisting of cash generated from operations, its line of credit, and the subsequent sale of Ermanco will be adequate to satisfy its future cash requirements through the next year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales, the subsequent sale of Ermanco, and the dependence upon a limited number of large contracts with a limited number of customers.
     The Company is currently exploring various business strategies designed to enhance the value of the Company's assets for its stockholders. The Company has retained the investment banking firm, Boenning & Scattergood, Inc., to advise the Company in evaluating its strategic options. The Company is continuing to evaluate and actively explore a range of possible options, including transactions intended to provide liquidity and maximize stockholder value, and consider the acquisition of complementary assets and/or businesses. The Company may not be able to effect any of these strategic options on favorable terms or at all.

                          -----------------------------

Contractual Obligations
-----------------------
     Ermanco's operations are located in a 94,000 square foot steel building in Spring Lake, Michigan. The building is leased from a limited liability company that is affiliated with the Company through a common director and officer of the Company, Messrs. Shulman and Kirschner. The leasing agreement, as amended, requires fixed monthly rentals of $29,310 (with annual increases of 2.5%). The terms of the lease require the payment by Ermanco of all taxes, insurance, and other ownership related costs of the property. The lease, as amended on April 1, 2004, expires on September 30, 2008.
     SI Systems' principal office is located in a 173,000 square foot, concrete, brick, and steel facility in Easton, Pennsylvania. In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $18,234 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008.
     The Company also leases certain office equipment, computer equipment, and software under various operating leases with terms extending through September 2007.
     Future contractual obligations and commercial commitments at June 30, 2005 as noted above are as follows:

                                            Payments Due by Period
                 -------------------------------------------------------------------------------
                      Total          2005         2006        2007         2008         2009
                      -----          ----         ----        ----         ----         ----
Contractual
obligations:
  Operating
   leases........  $ 1,804,000     289,000      591,000      606,000     318,000            -
                     ---------     -------      -------      -------     -------      -------

  Total.........   $ 1,804,000     289,000      591,000      606,000     318,000            -
                     =========     =======      =======      =======     =======      =======

Item 2.       Management's Discussion and Analysis of Financial Condition
-------       -----------------------------------------------------------
              and Results of Operations (Continued)
              -------------------------


Contractual Obligations (Continued)

                                                         Amount of Commitment
                                                         Expiration Per Period
                         Total Amount     ------------------------------------------------------------
                          Committed         2005         2006        2007         2008         2009
                         ------------       ----         ----        ----         ----         ----
Other
commercial
commitments:
  Letters of
   credit........         $ 200,000           -         200,000        -            -            -


     Effective August 5, 2005, due to the issuance of a $2,000,000 letter of credit in connection with the sale of Ermanco, the amount of available line of credit was reduced to $2,800,000.
     In addition to the obligations noted above, the Company also has an employment agreement with Leon C. Kirschner, Chief Operating Officer of the Company and President of Ermanco Incorporated. Terms of the employment agreement include a base salary of $272,328 per year. Mr. Kirschner has the right to terminate the employment agreement voluntarily by giving the Company written notice of such termination no less than 180 days prior to the effective date of the termination. Under certain circumstances, the employment agreement provides for post termination severance payments.

Off-Balance Sheet Arrangements
------------------------------
     As of June 30, 2005, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

Recently Issued Accounting Pronouncements
-----------------------------------------
     In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 provides for certain fixed production overhead cost to be reflected as a period cost and not capitalized as inventory. FAS 151 is effective for the beginning of 2006. The adoption of FAS 151 is not expected to have a material impact on the Company's financial statements.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) "Share-Based Payment" ("FAS 123R"). FAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. It will require companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company currently uses. The Company is required to adopt FAS 123R beginning in 2006. The adoption of FAS 123R is not expected to have a material impact on the Company's financial statements.
     In May 2005, the Financial Accounting Standard Board issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is

Item 2.       Management's Discussion and Analysis of Financial Condition
-------       -----------------------------------------------------------
              and Results of Operations (Continued)
              -------------------------


Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------
impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. The Company is required to adopt the provisions of this statement, as applicable, beginning in 2006.


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


                          -----------------------------

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


Item 4.       Controls and Procedures
-------       -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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


Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
-------      ------------------------------------------------------------

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended June 30, 2005:

-------------------------------------------------------------------------------------------------------
                                                      Total Number                     Approximate
                                       Average         of Shares      Approximate     Dollar Value
                                     Price Paid       Repurchased     Dollar Value      of Shares
                       Total          Per Share      as Part of a      of Shares      That May Yet
                       Number        (Including        Publicly        Purchased      Be Purchased
     Fiscal          of Shares        Brokerage        Announced       Under the        Under the
     Period         Repurchased     Commissions)        Program         Program          Program
-------------------------------------------------------------------------------------------------------
4/1/05 - 4/30/05         -            $    -               -            $   -          $ 674,368
5/1/05 - 5/31/05         -            $    -               -            $   -          $ 674,368
6/1/05 - 6/30/05         -            $    -               -            $   -          $ 674,368
-------------------------------------------------------------------------------------------------------

     In August 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. As of June 30, 2005, the Company had repurchased 34,700 shares of common stock at a weighted average cost, including brokerage commissions, of $9.38 per share. Cash expenditures for the stock repurchases were $325,632. As of June 30, 2005, $674,368 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program. There were no repurchases in the three and six months ended June 30, 2005.
     In August 2005, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $1,000,000 of the Company's common stock to up to $5,000,000, of which approximately $4,675,000 remains available for repurchases under the stock repurchase program.


Item 3.       Defaults Upon Senior Securities
-------       -------------------------------
              Not applicable.


Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------
              Not applicable.


Item 5.       Other Information
-------       -----------------
              Not applicable.

Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

                   10.31     Loan  Agreement (Line of Credit) entered into
                             June 20, 2005 by and between  Paragon
                             Technologies,  Inc., Ermanco  Incorporated,
                             and Wachovia Bank,  National  Association
                             (filed herewith).
                   10.32 Promissory Note related to the Line of Credit entered into June 20, 2005 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank,
                             National Association (filed herewith).
                   10.33 Asset Purchase Agreement by and among TGW Transportgerate GmbH, Malibu Acquisition,
                             Inc., Ermanco Incorporated, and  Paragon
                             Technologies,  Inc.  dated  May 20,  2005
                             (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on May 23, 2005).
                   31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, President and CEO (filed herewith).
                   31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).
                   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, President and CEO (filed herewith).
                   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).

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

                             PARAGON TECHNOLOGIES, INC.



                             /s/ Leonard S. Yurkovic
                             -----------------------------------------------
                             Leonard S. Yurkovic
                             President & CEO



                              /s/ Ronald J. Semanick
                              -----------------------------------------------
                              Ronald J. Semanick
                              Chief Financial Officer





Dated:     August 12, 2005
       -----------------------

                                  EXHIBIT INDEX
                                  -------------


Exhibits
--------

   10.31           Loan  Agreement (Line  of  Credit) entered into June 20, 2005 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (filed herewith).

   10.32           Promissory Note related to the Line of Credit entered into
                     June 20, 2005 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (filed herewith).

   10.33           Asset Purchase Agreementby and among TGW Transportgerate
                     GmbH, Malibu Acquisition, Inc., Ermanco Incorporated, and Paragon Technologies, Inc. dated May 20, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on May 23, 2005).

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