Form 10-Q
period 2005-09-30
PARAGON TECHNOLOGIES INC
filed 2005-11-14
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                             -----------------------
                                    FORM 10-Q
                             -----------------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended September 30, 2005


                          Commission File No.: 1-15729
                                               ------



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

Indicate by checkmark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                             Yes |_|      No |X|

The number of shares outstanding of the Registrant's Common Stock as of November 4, 2005 was 3,748,819.

                                 [PARAGON LOGO]


                           Paragon Technologies, Inc.
                                TABLE OF CONTENTS

                                                                                             Page
                                                                                            Number
                                                                                         -----------
PART I -- FINANCIAL INFORMATION

     Item 1.      Financial Statements:
                     Consolidated Balance Sheets (Unaudited)............................       1
                     Consolidated Statements of Operations (Unaudited)..................       3
                     Consolidated Statements of Cash Flows (Unaudited)..................       4
                     Notes to Consolidated Financial Statements (Unaudited).............       6

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................      14

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk............      23

     Item 4.      Controls and Procedures...............................................      23


PART II -- OTHER INFORMATION

     Item 1.      Legal Proceedings.....................................................      24

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds...........      24

     Item 3.      Defaults Upon Senior Securities.......................................      24

     Item 4.      Submission of Matters to a Vote of Security Holders...................      25

     Item 5.      Other Information.....................................................      25

     Item 6.      Exhibits..............................................................      26


SIGNATURES..............................................................................      27


EXHIBIT INDEX...........................................................................      28

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets (UNAUDITED)
September 30, 2005 and December 31, 2004
     (In Thousands, Except Share Data)


                                                              September 30,          December 31,
                                                                   2005                  2004
                                                            -------------------    ------------------

Assets
------
Current assets:
   Cash and cash equivalents......................              $     341                  1,702
   Short-term investments.........................                 23,015                  1,900
                                                            -------------------    ------------------
       Total cash and cash equivalents and
         short-term investments....................                23,356                  3,602
                                                            -------------------    ------------------

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $0 as of September 30,
       2005 and December 31, 2004).................                 3,571                  1,636
     Notes and other receivables...................                   290                    244
                                                            -------------------    ------------------
       Total receivables...........................                 3,861                  1,880
                                                            -------------------    ------------------

   Costs and estimated earnings in excess
     of billings...................................                   405                     92

   Inventories:
     Raw materials.................................                   106                    110
     Work-in-process...............................                   159                     47
     Finished goods................................                   176                    195
                                                             -------------------    ------------------
       Total inventories...........................                   441                    352
                                                            -------------------    ------------------

   Current assets of business held for sale........                     -                  7,017
   Deferred income tax benefits....................                   373                    627
   Prepaid expenses and other current assets.......                   423                    232
                                                            -------------------    ------------------
       Total current assets........................                28,859                 13,802
                                                            -------------------    ------------------

Property, plant and equipment, at cost:
   Machinery and equipment.........................                 1,098                  1,191
   Less:  accumulated depreciation.................                   887                  1,002
                                                            -------------------    ------------------
     Net property, plant and equipment.............                   211                    189
                                                            -------------------    ------------------

Non-current assets of business held
   for sale........................................                     -                 18,704
Deferred income tax benefits.......................                   229                    272
Other assets.......................................                    10                     10
                                                            -------------------    ------------------
Total assets.......................................             $  29,309                 32,977
                                                            ===================    ==================


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets (UNAUDITED)
September 30, 2005 and December 31, 2004
     (In Thousands, Except Share Data)


                                                            September 30,         December 31,
                                                                2005                  2004
                                                        ---------------------  -------------------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable................................          $    1,809                1,446
   Customers' deposits and billings
     in excess of costs and
     estimated earnings ...........................               2,275                1,242
   Accrued salaries, wages, and
     commissions...................................                 199                  100
   Income taxes payable............................               2,025                   58
   Accrued product warranty........................                 181                  490
   Deferred gain on sale-leaseback.................                 165                  165
   Current liabilities of business held for sale...                   -                2,453
   Accrued other liabilities.......................               1,532                  954
                                                        ---------------------  -------------------
       Total current liabilities...................               8,186                6,908
                                                        ---------------------  -------------------

Long-term liabilities:
   Deferred gain on sale-leaseback.................                 234                  358
   Long-term liabilities of business held for
     sale..........................................                   -                2,403
                                                        ---------------------  -------------------
       Total long-term liabilities.................                 234                2,761
                                                        ---------------------  -------------------

Commitments and contingencies

   Stockholders' equity:
     Common stock, $1 par value; authorized
         20,000,000 shares; issued and
         outstanding 3,943,269 shares as
         of September 30, 2005 and 4,265,310
         shares as of December 31, 2004............               3,943                4,265
     Additional paid-in capital....................               7,739                7,996
     Retained earnings.............................               9,207               11,047
                                                        ---------------------  -------------------
       Total stockholders' equity..................              20,889               23,308
                                                        ---------------------  -------------------

       Total liabilities and stockholders' equity..          $   29,309               32,977
                                                        =====================  ===================


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2005 and 2004
     (In Thousands, Except Share and Per Share Data)


                                             Three Months Ended                    Nine Months Ended
                                    ------------------------------------ ------------------------------------
                                      September 30,     September 30,      September 30,     September 30,
                                          2005               2004              2005              2004
                                    ------------------ ----------------- ------------------------------------
Net sales...........................  $        4,101            3,111            11,696             8,520
Cost of sales.......................           2,974            2,014             8,587             5,681
                                    ------------------ ----------------- ------------------------------------
Gross profit on sales...............           1,127            1,097             3,109             2,839
                                    ------------------ ----------------- ------------------------------------

Selling, general and
   administrative expenses..........           1,179            1,020             3,363             2,944
Product development costs...........               6               36                29               160
Interest expense....................               -                -                 1                 -
Interest income.....................            (101)             (10)             (175)              (61)
Other income, net...................             (57)             (23)             (133)              (88)
                                    ------------------ ----------------- ------------------------------------
                                               1,027            1,023             3,085             2,955
                                    ------------------ ----------------- ------------------------------------

Income (loss) from
   continuing operations before
   income taxes.....................             100               74                24              (116)
Income tax expense (benefit)........              39               29                 9               (45)
                                    ------------------ ----------------- ------------------------------------
Income (loss) from
   continuing operations............              61               45                15               (71)
Income from discontinued
   operations, net of
   income taxes.....................              80              420             1,029             1,006
                                    ------------------ ----------------- ------------------------------------
Net income..........................  $          141              465             1,044               935
                                    ================== ================= ====================================

Basic earnings (loss) per share:
   Income (loss) from
     continuing operations..........  $          .01              .01              -                 (.02)
   Income from discontinued
     operations.....................             .02              .10               .25               .24
                                    ------------------ ----------------- ------------------------------------
   Net income.......................  $          .03              .11               .25               .22
                                    ================== ================= ====================================

Diluted earnings (loss) per share:
   Income (loss) from
     continuing operations..........  $          .01              .01              -                 (.02)
   Income from discontinued
     operations.....................             .02              .10               .24               .23
                                    ------------------ ----------------- ------------------------------------
   Net income.......................  $          .03              .11               .24               .21
                                    ================== ================= ====================================

Weighted average
   shares outstanding...............       4,122,715        4,290,310         4,209,117         4,282,681
Dilutive effect of
   stock options....................          58,636           63,710            55,682            77,672
                                    ------------------ ----------------- ------------------------------------
Weighted average
   shares outstanding
   assuming dilution................       4,181,351        4,354,020         4,264,799         4,360,353
                                    ================== ================= ====================================

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2005 and 2004
     (In Thousands, Except Share Data)


                                                                     Nine Months Ended
                                                          ----------------------------------------
                                                            September 30,        September 30,
                                                                 2005                 2004
                                                          -------------------  -------------------
Cash flows from operating activities:
   Net income .........................................      $    1,044                  935
   Less:  Income from discontinued operations..........           1,029                1,006
                                                          -------------------  -------------------
   Income (loss) from continuing operations............              15                  (71)

   Adjustments to reconcile net income
     to net cash provided (used) by operating
     activities:
       Depreciation of plant and equipment.............              66                   80
       Amortization of deferred gain on sale-
         leaseback.....................................            (124)                (124)
       Other non-cash items affecting
         earnings......................................              13                   30
       Change in operating assets and liabilities:
           Receivables.................................          (1,981)              (1,087)
           Costs and estimated earnings in
              excess of billings.......................            (313)                 192
           Inventories.................................             (89)                (255)
           Deferred tax expenses.......................             297                  267
           Prepaid expenses and other
              current assets...........................            (191)                 (55)
           Accounts payable............................             363                  311
           Customers' deposits and billings
              in excess of costs and estimated
              earnings.................................           1,033                 (208)
           Accrued salaries, wages, and
              commissions..............................              99                   67
           Income taxes payable........................           1,967                 (922)
           Accrued product warranty....................            (309)                (157)
           Accrued other liabilities...................             578                  (39)
           Deferred compensation.......................               -                    5
                                                          -------------------  -------------------
   Net cash provided (used) by
     operating activities..............................           1,424               (1,966)
                                                          -------------------  -------------------

Cash flows from investing activities:
   Proceeds from the sale of Ermanco,
     net of transaction costs..........................          22,022                    -
   Proceeds from sales of short-term
     investments.......................................           4,570                    -
   Purchases of short-term investments.................         (25,685)                   -
   Additions to property, plant and equipment..........             (88)                 (56)
                                                          -------------------  -------------------
   Net cash provided (used) by investing
     activities........................................             819                  (56)
                                                          -------------------  -------------------


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended September 30, 2005 and 2004
     (In Thousands, Except Share Data)


                                                                     Nine Months Ended
                                                          ----------------------------------------
                                                            September 30,        September 30,
                                                                 2005                 2004
                                                          -------------------  -------------------
Cash flows from financing activities:
   Repurchase and retirement of
     common stock.....................................           (3,995)                (181)
   Sale of common shares in connection with
     employee incentive stock option plan.............              519                   38
                                                          -------------------  -------------------
       Net cash used by
         financing activities.........................           (3,476)                (143)
                                                          -------------------  -------------------

   Cash provided (used) by
     discontinued operations..........................             (128)                 307
                                                          -------------------  -------------------

   Decrease in cash and
     cash equivalents.................................           (1,361)              (1,858)
   Cash and cash equivalents,
     beginning of period..............................            1,702                5,591
                                                          -------------------  -------------------
   Cash and cash equivalents,
     end of period....................................       $      341           $    3,733
                                                          ===================  ===================

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest.....................................       $        1           $        -
                                                          ===================  ===================
         Income taxes.................................       $      480           $      616
                                                          ===================  ===================


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2005 and 2004


(1) In the opinion of the management of Paragon Technologies, Inc. ("Paragon" or the "Company"), the unaudited interim financial statements furnished reflect all adjustments and accruals that are necessary to present a fair statement of results for the interim periods. The financial statements include the accounts of the Company and Ermanco Incorporated ("Ermanco"), a wholly owned subsidiary company that was sold on August 5, 2005, after elimination of intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year's presentation. Results for interim periods are not necessarily indicative of results expected for the full fiscal year. This quarterly report should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. Refer to the Company's annual report on Form 10-K for the year ended December 31, 2004 for more complete financial information. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding the sale of substantially all of the assets and liabilities of Ermanco.

     Use of Estimates
     ----------------
     The preparation of the financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The judgments made in assessing the appropriateness of the estimates and assumptions utilized by management in the preparation of the financial statements are based on historical and empirical data and other factors germane to the nature of the risk being analyzed. Materially different results may occur if different assumptions or conditions were to prevail. Estimates and assumptions are mainly utilized to establish the appropriateness of the inventory reserve, warranty reserve, and revenue recognition.

(2)  Discontinued Operations -- Sale of Ermanco
     ------------------------------------------
     On May 20, 2005, the Company and Ermanco entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with TGW Transportgerate GmbH, an Austrian corporation ("Buyer Parent"), and Malibu Acquisition, Inc., a Michigan corporation and wholly owned subsidiary of Buyer Parent ("Buyer"), pursuant to which Paragon agreed to sell to Buyer substantially all of the assets and liabilities of Ermanco, Paragon's conveyor and sortation subsidiary located in Spring Lake, Michigan. The terms of the Asset Purchase Agreement provided that Buyer pay cash in the amount of $23 million (subject to a working capital adjustment and an accounts receivable adjustment) and assume certain liabilities of Ermanco, as more fully described in the Asset Purchase Agreement, a copy of which was filed with the Securities and Exchange Commission on July 1, 2005. In approving the sale of the assets and liabilities of Ermanco, Paragon's Board of Directors received an opinion from its financial advisor, Boenning & Scattergood, Inc., that the consideration received by Paragon in the transaction was fair from a financial point of view to the stockholders of Paragon. At a Special Meeting of Stockholders held on August 3, 2005, the Company received approval from its stockholders to sell substantially all of the assets and liabilities of Ermanco.

     On August 5, 2005, the Company completed the sale of substantially all of the assets and liabilities of Ermanco, and received cash consideration of $23,055,000 (subject to a working capital adjustment and an accounts receivable adjustment). Transaction costs associated with the sale of the assets and liabilities of Ermanco were approximately $1,033,000. On October 20, 2005, the Company paid approximately

-------   --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2005 and 2004


     $467,000 to the Buyer in connection with the working capital adjustment. Therefore, the Company received cash consideration of $21,555,000, net of transactions costs and the working capital adjustment in connection with the sale of the assets and liabilities of Ermanco, thereby resulting in a pre-tax loss on the sale of approximately $978,000. The cash consideration received by the Company is subject to an accounts receivable adjustment based on collections of outstanding accounts receivable after August 5, 2005.

     Ermanco and Paragon indemnified the Buyer and Buyer Parent for, among other things, a breach of any representation, warranty, covenant, or agreement set forth under the terms of the Asset Purchase Agreement. Paragon and Ermanco will have no liability to Buyer or Buyer Parent with respect to claims for breaches of representations and/or warranties until the aggregate amount of loss relating to such breaches exceeds $230,000, and then only for such amount that exceeds $230,000. The overall aggregate indemnification liability of Paragon and Ermanco shall not exceed $5,750,000. At the closing of the asset sale, Paragon delivered to the Buyer an irrevocable letter of credit in the amount of $2 million as security for its indemnification obligations. The letter of credit shall remain in place for a period of one year following the closing of the asset sale or longer in the event of any pending dispute thereunder; provided, however, that if a dispute remains pending longer than the one year period following the closing of the asset sale, the amount of the letter of credit shall be reduced to an amount not less than an amount sufficient to resolve such dispute. If applicable, the reduced letter of credit shall remain in place following the one year anniversary of the closing of the asset sale until any pending dispute has been resolved.

     Ermanco and Paragon agreed that for a period of 3 years following the closing of the transaction, each will not solicit any employee, customer, or supplier of Buyer to leave Buyer's employment or alter its business dealings with the Buyer.

     In accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for Ermanco's business activities are reported as a discontinued operation and accordingly, the accompanying consolidated financial statements have been reclassified to report separately the assets, liabilities and operating results of this discontinued operation.

-------   --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2005 and 2004


     The following are the condensed results of operations for Ermanco (in thousands):

                                             Three Months Ended                    Nine Months Ended
                                    ------------------------------------  ------------------------------------
                                       September 30,     September 30,      September 30,     September 30,
                                           2005               2004              2005              2004
                                    ------------------ -----------------  -----------------  -----------------
Net sales...........................    $      6,732            7,643           28,132            22,448
                                    ================== =================  =================  =================

Income from operations
   before income taxes..............    $        575              701            2,584             1,683
Income tax expense..................             207              281              929               677
                                    ------------------ ----------------- -----------------  -----------------
Income from operations
   after income taxes...............             368              420            1,655             1,006
                                    ------------------ ----------------- -----------------  -----------------

Loss on sale before
   income taxes.....................            (451)               -             (978)                -
Income tax benefit..................            (163)               -             (352)                -
                                    ------------------ ----------------- -----------------  -----------------
Loss on sale after income
   tax benefit......................            (288)               -             (626)                -
                                    ------------------ ----------------- -----------------  -----------------

Income from discontinued
   operations.......................    $         80              420            1,029             1,006
                                    ================== =================  =================  =================

   The following is condensed balance sheet data pertaining to Ermanco (in thousands):

                                                                    As of                    As of
                                                                September 30,            December 31,
                                                                    2005                     2004
                                                             --------------------    ----------------------
Current assets of business held for sale:
   Receivables......................................             $       -                    4,120
   Inventories......................................                     -                    1,264
   Other current assets.............................                     -                    1,633
                                                             --------------------    ----------------------
     Total current assets of business
       held for sale................................             $       -                    7,017
                                                             ====================    ======================

   Net property, plant and equipment................             $       -                    1,047
   Goodwill.........................................                     -                   17,657
                                                             --------------------    ----------------------
     Total non-current assets of business
       held for sale................................             $       -                   18,704
                                                             ====================    ======================

Current liabilities of business held for sale:
   Accounts payable.................................             $       -                    1,554
   Other current liabilities........................                     -                      899
                                                             --------------------    ----------------------
     Total current liabilities of business held
       for sale.....................................             $       -                    2,453
                                                             ====================    ======================

Long-term liabilities of business held for sale:
   Deferred income taxes payable....................             $       -                    2,403
                                                             ====================    ======================

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2005 and 2004


(3)  Short-Term Investments
     ----------------------
     The Company's short-term investments are comprised of debt securities, all classified as trading, that are carried at cost, which approximates fair value of the investments at period end. These debt securities include state and municipal bonds. The short-term investments are on deposit with a major financial institution and are supported by letters of credit.


(4)  Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, typically two percent of the cost of the system being sold, and a detailed review of products still in the warranty period.

     A roll-forward of warranty activities is as follows (in thousands):

                                 Beginning                                               Ending
                                  Balance           Charge/                              Balance
                                 January 1         (Credit)         Spending           September 30
                               --------------    -------------    -------------    --------------------
     2005...................      $  490              (252)             (57)                181
     2004...................      $  714               (18)            (139)                557



(5)  Business Operations
     -------------------

     Company Overview
     ----------------
     Paragon provides a variety of material handling solutions, including systems, technologies, products, and services for material flow applications. The Company's capabilities include horizontal transportation, rapid dispensing, order fulfillment, computer software, sortation, integrating conveyors and conveyor systems, and aftermarket services.

     SI Systems
     ----------
     The Company's Easton, Pennsylvania operation (hereafter referred to as "SI Systems") is a specialized systems integrator supplying SI Systems branded automated material handling systems to manufacturing, assembly, order fulfillment, and distribution operations customers located primarily in North America, including the U.S. government. The SI Systems automated material handling systems are marketed, designed, sold, installed, and serviced by its own staff or subcontractors as labor-saving devices to improve productivity, quality, and reduce costs. SI Systems integrated material handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique material handling needs. The SI Systems engineering staff develops and designs computer control programs required for the efficient operation of the systems and for optimizing manufacturing, assembly, and fulfillment operations.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2005 and 2004


     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales during the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

     For the three months ended September 30, 2005 and 2004:

                                         September 30, 2005              September 30, 2004
                                   ------------------------------  ------------------------------
                                                      % of Total                     % of Total
                                        Sales            Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  3,285            80.1%       $  2,191           70.4%
     Aftermarket sales.............        816            19.9%            920           29.6%
                                   --------------   -------------  --------------  --------------
        Total sales................   $  4,101           100.0%       $  3,111          100.0%
                                   ==============   =============  ==============  ==============

     For the nine months ended September 30, 2005 and 2004:

                                         September 30, 2005              September 30, 2004
                                   ------------------------------  ------------------------------
                                                      % of Total                     % of Total
                                        Sales            Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  9,301            79.5%       $  6,020           70.7%
     Aftermarket sales.............      2,395            20.5%          2,500           29.3%
                                   --------------   -------------  --------------  --------------
        Total sales................   $ 11,696           100.0%       $  8,520          100.0%
                                   ==============   =============  ==============  ==============

     The Company's products are sold worldwide through its own sales personnel. Domestic and international sales during the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

     For the three months ended September 30, 2005 and 2004:

                                         September 30, 2005              September 30, 2004
                                   ------------------------------  ------------------------------
                                                      % of Total                     % of Total
                                        Sales            Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  4,055            98.9%       $  2,852           91.7%
     International sales...........         46             1.1%            259            8.3%
                                   --------------   -------------  --------------  --------------
        Total sales................   $  4,101           100.0%       $  3,111          100.0%
                                   ==============   =============  ==============  ==============

     For the nine months ended September 30, 2005 and 2004:

                                         September 30, 2005              September 30, 2004
                                   ------------------------------  ------------------------------
                                                      % of Total                     % of Total
                                        Sales            Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $ 11,107            95.0%       $  7,282           85.5%
     International sales...........        589             5.0%          1,238           14.5%
                                   --------------   -------------  --------------  --------------
        Total sales................   $ 11,696           100.0%       $  8,520          100.0%
                                   ==============   =============  ==============  ==============

     All of the Company's sales originate in the United States, and there are no long lived assets existing outside the United States.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2005 and 2004


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

(6)  Recently Issued Accounting Pronouncements
     -----------------------------------------
     In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 provides for certain fixed production overhead cost to be reflected as a period cost and not capitalized as inventory. FAS 151 is effective for the beginning of 2006. The adoption of FAS 151 is not expected to have a material impact on the Company's financial statements.

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

     In May 2005, the Financial Accounting Standard Board issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. The Company is required to adopt the provisions of this statement, as applicable, beginning in 2006.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2005 and 2004


(7)  Sale-Leaseback
     --------------
     SI Systems' principal office is located in a 173,000 square foot, concrete, brick, and steel facility in Easton, Pennsylvania. In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $18,234 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit. The lease expires on February 21, 2008. In accordance with SFAS No. 13 and SFAS No. 28, the leaseback does not meet the criteria for classification as a capital lease; hence, it is classified as an operating lease. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The seller-lessee (Company) retained more than a minor part (25,000 square feet) but less than substantially all of the use of the property (173,000 square feet) through the leaseback and realized a profit on the sale in excess of the present value of the minimum lease payments over the lease term. The present value of the stream of lease payments utilizing the Company's incremental borrowing rate of 10.0% was $826,000. The $826,000 of deferred profit is amortized in equal amounts as a reduction in rent expense over the five-year term of the lease. During the three months ended September 30, 2005 and 2004, $41,000 and $41,000, respectively, of the deferred gain was recognized. During the nine months ended September 30, 2005 and 2004, $124,000 and $124,000, respectively, of the deferred gain was recognized.


(8)  Line of Credit
     --------------
     The Company has a line of credit facility which may not exceed $5,000,000, and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. Effective August 5, 2005, due to the issuance of a $2,000,000 letter of credit in connection with the sale of Ermanco, the amount of available line of credit was reduced to $2,800,000. As of September 30, 2005, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2006.

     The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. The Company was in compliance with all covenants as of September 30, 2005.


(9)  Stock Repurchase Program
     ------------------------
     On August 12, 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. On August 3, 2005, the Company's Board of Directors amended the program by increasing the amount it has authorized management to repurchase to up to $5,000,000. On August 31, 2005, the Company's Board of Directors amended the program by increasing the amount it has authorized management to repurchase to up to $8,828,000. During the three and nine months ended September 30, 2005, the Company had repurchased 404,700 shares of common stock at a weighted average cost, including brokerage commissions, of $9.87 per share. Cash expenditures for the stock repurchases during the three and nine months ended September 30, 2005 were $3,995,482. As of September 30, 2005, the Company had repurchased 439,400 shares of common stock at a weighted average cost, including brokerage commissions, of $9.83 per share. Cash expenditures for the stock repurchases were

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2005 and 2004


     $4,321,114. As of September 30, 2005, $4,506,886 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program. All shares of common stock that were repurchased by the Company during the three and nine months ended September 30, 2005 were subsequently retired.


(10) Stock-Based Compensation
     ------------------------
     The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense on options granted to employees for the stock option grants. The Company recognizes compensation expense on options granted to non-employee directors. Additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by FAS 148, is included below. If the Company had elected to recognize stock-based compensation expense for options granted to employees based on the fair value of granted options at the grant date (as determined under FAS 123), net income (in thousands) and basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004, would have been as follows:

                                            Three Months Ended                     Nine Months Ended
                                   -------------------------------------  ------------------------------------
                                     September 30,      September 30,       September 30,      September 30,
                                         2005               2004                2005               2004
                                   ----------------- -------------------  ----------------- ------------------
Net income, as reported...........      $     141            465                1,044               935
Deduct:  total stock-based
   employee compensation
   determined under fair value
   method, net of related tax
   effects........................             (5)           (29)                 (27)              (92)
                                   ----------------- -------------------  ----------------- ------------------
Pro forma net income..............      $     136            436                1,017               843
                                   ================= ===================  ================= ==================

Earnings per share:
   Basic -- as reported............     $     .03            .11                  .25               .22
                                   ================= ===================  ================= ==================
   Basic -- pro forma..............     $     .03            .10                  .24               .20
                                   ================= ===================  ================= ==================

   Diluted -- as reported..........     $     .03            .11                  .24               .21
                                   ================= ===================  ================= ==================
   Diluted -- pro forma............     $     .03            .10                  .24               .19
                                   ================= ===================  ================= ==================


     The above pro forma net income and basic and diluted earnings per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. No options were granted to employees during the three and nine months ended September 30, 2005 and the year ended December 31, 2004.


(11) Legal Proceedings
     -----------------
     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements for the period ended September 30, 2005, and the cautionary statements and consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties, identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports.

                       ---------------------------------


Business Overview
-----------------
     Paragon Technologies, Inc. provides a variety of material handling solutions, including systems, technologies, products, and services for material flow applications. Founded in 1958, the Company's material handling solutions are based on core technologies in horizontal transportation and order fulfillment and are aimed at improving productivity for manufacturing, assembly, and distribution center operations.
     On August 5, 2005, the Company completed the sale of substantially all of the assets and liabilities of Ermanco, and received cash consideration of $23,055,000 (subject to a working capital adjustment and an accounts receivable adjustment). Transaction costs associated with the sale of the assets and liabilities of Ermanco were approximately $1,033,000. On October 20, 2005, the Company paid $467,000 to the Buyer in connection with the working capital adjustment. Therefore, the Company received cash consideration of $21,555,000, net of transaction costs and the working capital adjustment in connection with the sale of the assets and liabilities of Ermanco, thereby resulting in a pre-tax loss of approximately $978,000. The cash consideration received by the Company is subject to an accounts receivable adjustment based on collections of outstanding accounts receivable after August 5, 2005. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding the sale of substantially all of the assets and liabilities of Ermanco. The discussion that follows reflects the operations of the Company following the sale of substantially all of the assets and liabilities of Ermanco.

                       ---------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises above 80%, as occurred in fiscal 2000, the Company may see an increase in rate of new orders, and therefore, an increase in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the nine months ended September 30, 2005, and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000:

                                    Nine Months
                                       Ended                     Year Ended December 31,
                                   September 30,     ----------------------------------------------
(Dollars in Thousands)                 2005           2004      2003      2002      2001      2000
                                  ---------------    ------    ------    ------    ------    ------
Backlog of orders - Beginning...     $   5,514        4,052     4,834     7,666    16,353    15,403
   Add: orders..................        15,848       13,164    11,301    12,074    10,321    30,599
   Less: sales..................        11,696       11,702    12,083    14,906    19,008    29,649
                                  ---------------    ------    ------    ------    ------    ------
Backlog of orders - Ending......     $   9,666        5,514     4,052     4,834     7,666    16,353
                                  ===============    ======    ======    ======    ======    ======

Capacity Utilization(1).........         79.3%        78.0%     74.9%     75.6%     77.4%     82.6%


     Current Ratio
     -------------
     Prior to the sale of Ermanco, the Company's current ratio, which is the ratio of current assets to current liabilities, had been relatively consistent. Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio as of September 30, 2005 and as of December 31, 2004, 2003, 2002, 2001, and 2000:




                                         As of                                 As of December 31,
                                     September 30,      ---------------------------------------------------------------
(Dollars in Thousands)                   2005              2004          2003         2002         2001         2000
                                  -------------------   ----------   -----------  -----------   ----------   ----------
Current assets...............         $  29,309           13,802        14,720       15,444       19,200       22,850
                                  -------------------   ----------   -----------  -----------   ----------   ----------
Current liabilities..........             8,186            6,908         9,583        9,416       13,357       15,193

Current ratio................              3.58             2.00          1.54         1.64         1.44         1.50

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Debt to Equity Ratio
     --------------------
     With an emphasis over the past several years on generating cash flows to eliminate the Company's senior and subordinated debt, the Company has eliminated its financial leverage as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the absence of debt provides greater protection for its stockholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio as of September 30, 2005 and as of December 31, 2004, 2003, 2002, 2001, and 2000:



                                         As of                                 As of December 31,
                                     September 30,      ---------------------------------------------------------------
(Dollars in Thousands)                   2005              2004          2003         2002         2001         2000
                                  -------------------   ----------   -----------  -----------   ----------   ----------
Current installments of
  long-term debt.............         $        -               -             -        1,437        2,305        1,521
Long-term debt...............                  -               -             -        7,623        9,900       12,780
                                  -------------------   ----------   -----------  -----------   ----------   ----------
Total debt...................                  -               -             -        8,700       12,205       14,301
                                  -------------------   ----------   -----------  -----------   ----------   ----------
Total stockholders'
  equity.....................         $   20,889          23,308        22,061       17,885       16,912       16,980
                                  ===================   ==========   ===========  ===========   ==========   ==========

Debt to equity ratio.........                   -               -            -          .49           .72          .84


                       ---------------------------------


Critical Accounting Policies and Estimates
------------------------------------------
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and other financial information, including the related disclosure of commitments and contingencies at the date of our financial statements. Actual results may, under different assumptions and conditions, differ significantly from our estimates.
     We believe that our accounting policies related to revenue recognition on system sales, warranty, and inventories are our "critical accounting policies." These policies have been reviewed with the Audit Committee of the Board of Directors and are discussed in greater detail below.

     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of September 30, 2005, there are no contracts that are anticipated to result in a loss.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Revenue Recognition on Systems Sales (Continued)
     ------------------------------------
     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company has not had any significant cost overruns resulting in loss of profits during the three and nine months ended September 30, 2005.

     Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, typically two percent of the cost of the system being sold, and a detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The recorded warranty reserve as of September 30, 2005 was $181,000.

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


                       ---------------------------------


(a)   Results of Operations - Nine Months Ended September 30, 2005 Compared
      ---------------------------------------------------------------------
      to the Nine Months Ended September 30, 2004
      -------------------------------------------


Net Sales and Gross Profit on Sales
-----------------------------------

                                                                2005                2004
                                                          ------------------  ------------------
Net sales............................................        $11,696,000           8,520,000
Cost of sales........................................          8,587,000           5,681,000
                                                          ------------------  ------------------
Gross profit on sales................................         $3,109,000           2,839,000
                                                          ==================  ==================

Gross profit as a percentage of sales................              26.6%               33.3%
                                                          ==================  ==================


     The increase in sales was associated with a larger backlog of orders entering fiscal 2005 when compared to the backlog of orders entering fiscal 2004. Contributing to the increase in sales was progress made on contracts received prior to the start of the year and during the first half of 2005 in accordance with contract completion requirements associated with customers in the vehicle assembly and health and beauty aids marketplace as a result of a demand for the Company's products in these industry sectors.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(a)   Results of Operations - Nine Months Ended September 30, 2005 Compared
      ---------------------------------------------------------------------
      to the Nine Months Ended September 30, 2004 (Continued)
      -------------------------------------------

Net Sales and Gross Profit on Sales (Continued)
-----------------------------------
         Gross profit, as a percentage of sales, for the nine months ended September 30, 2005, when compared to the nine months ended September 30, 2004, was unfavorably impacted by approximately 8.0% due to competitive pricing pressures and product mix, along with the impact of the favorable performance on the Company's contracts that were completed or nearing completion in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2005. Partially offsetting the aforementioned unfavorable variance was a 1.3% reduction in overhead costs as a percentage of sales due to the higher sales volume to cover fixed overhead costs in the nine months ended September 30, 2005.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $3,363,000 were higher by $419,000 for the nine months ended September 30, 2005 than for the nine months ended September 30, 2004. The increase was attributable to the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $249,000, an increase of $50,000 in commission expenses related to the Company's enhanced revenue performance, and an increase of $94,000 in consulting and marketing expenses primarily associated with product promotion, marketing research, and participation in trade shows primarily during the first half of fiscal 2005.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $29,000 were lower by $131,000 for the nine months ended September 30, 2005 than for the nine months ended September 30, 2004. Development programs in the nine months ended September 30, 2005 and September 30, 2004 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts, that were essentially completed during the nine months ended September 30, 2004 and incorporated into the Company's Order Fulfillment product offerings, were centered on the development of an innovative computer control system, along with DISPEN-SI-MATIC(TM) software and hardware enhancements aimed at promoting workplace efficiencies for the Company's customers. Order Fulfillment development efforts during the nine months ended September 30, 2005 were primarily additional modifications and enhancements to the Company fiscal 2004 development initiatives.

Interest Income
---------------
     Interest income of $175,000 was higher by $114,000 for the nine months ended September 30, 2005 than for the nine months ended September 30, 2004. The increase in interest income was primarily attributable to the higher level of funds available for investment as a result of the cash proceeds from the recent sale of substantially all of the assets and liabilities of Ermanco.

Other Income, Net
-----------------
     The favorable variance of $45,000 in other income, net for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily attributable to an increase in royalty income from a license agreement related to material handling equipment sales.

Income Tax Expense (Benefit)
---------------------------
     The Company recognized income tax expense of $9,000 during the nine months ended September 30, 2005 compared to an income tax benefit of $(45,000) during the nine months ended September 30, 2004. Income tax expense (benefit) was generally recorded at statutory federal and state tax rates.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(b)   Results of Operations - Three Months Ended September 30, 2005 Compared
      ----------------------------------------------------------------------
      to the Three Months Ended September 30, 2004
      --------------------------------------------

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                2005                2004
                                                          ------------------  ------------------
Net sales............................................         $ 4,101,000          3,111,000
Cost of sales........................................           2,974,000          2,014,000
                                                          ------------------  ------------------
Gross profit on sales................................         $ 1,127,000          1,097,000
                                                          ==================  ==================

Gross profit as a percentage of sales................               27.5%              35.3%
                                                          ==================  ==================

     The increase in sales was associated with a larger backlog of orders entering the third quarter of 2005, when compared to the backlog of orders entering the third quarter of 2004. Contributing to the increase in sales was progress made on contracts received prior to the start of the third quarter of 2005 in accordance with contract completion requirements associated with customers in the vehicle assembly and health and beauty aids marketplace as a result of a demand for the Company's products in these industry sectors.
     Gross profit, as a percentage of sales, for the three months ended September 30, 2005, when compared to the three months ended September 30, 2004, was unfavorably impacted by approximately 8.1% due to competitive pricing pressures and product mix, along with the impact of the favorable performance on the Company's contracts that were completed or nearing completion in the three months ended September 30, 2004 as compared to the three months ended September 30, 2005. Partially offsetting the aforementioned unfavorable variance was a 0.3% reduction in overhead costs as a percentage of sales due to the higher sales volume to cover fixed overhead costs in the three months ended September 30, 2005.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $1,179,000 were higher by $159,000 for the three months ended September 30, 2005 than for the three months ended September 30, 2004. The increase was attributable to the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $127,000, and an increase of $43,000 in professional fees and shareholder relations expenses. Partially offsetting the aforementioned unfavorable variance was a decrease of $24,000 in marketing expenses primarily associated with trade shows and product promotion.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $6,000 were lower by $30,000 for the three months ended September 30, 2005 than for the three months ended September 30, 2004. Development programs in the three months ended September 30, 2005 and September 30, 2004 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts, that were essentially completed during the quarter ended September 30, 2004 and incorporated into the Company's Order Fulfillment product offerings, were centered on the development of an innovative computer control system, along with DISPEN-SI-MATIC(TM) software and hardware enhancements aimed at promoting workplace efficiencies for the Company's customers. Order Fulfillment development efforts during the three months ended September 30, 2005 were primarily additional modifications and enhancements to the Company fiscal 2004 development initiatives.

Interest Income
---------------
     Interest income of $101,000 was higher by $91,000 for the three months ended September 30, 2005 than for the three months ended September 30, 2004. The increase in interest income was primarily attributable to the higher level of funds available for investment as a result of the cash proceeds from the recent sale of substantially all of the assets and liabilities of Ermanco.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(b)   Results of Operations - Three Months Ended September 30, 2005 Compared
      ----------------------------------------------------------------------
      to the Three Months Ended September 30, 2004 (Continued)
      --------------------------------------------

Other Income, Net
-----------------
     The favorable variance of $34,000 in other income, net for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily attributable to an increase in royalty income from a license agreement related to material handling equipment sales.

Income Tax Expense
------------------
     The Company recognized income tax expense of $39,000 during the three months ended September 30, 2005 compared to income tax expense of $29,000 during the three months ended September 30, 2004. Income tax expense was generally recorded at statutory federal and state tax rates.


                       ---------------------------------


Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents and short-term investments at September 30, 2005 were $23,356,000, representing 79.7% of total assets, up from $3,602,000, or 10.9% of total assets, at December 31, 2004. The increase was primarily due to cash proceeds of $22,022,000 from the sale of Ermanco, net of transaction costs, and cash provided by operating activities totaling $1,424,000, partially offset by the repurchase and retirement of common stock of $3,995,000.
     Cash provided by operating activities totaling $1,424,000 during the nine months ended September 30, 2005 was primarily due the following factors:
     o An increase in customers' deposits and billings in excess of costs and estimated earnings in the amount of $1,033,000 in accordance with contractual requirements associated with customers in the vehicle assembly and entertainment marketplace;
     o An increase in income taxes payable in the amount of $1,967,000 primarily associated with the gain on the sale of Ermanco for income tax purposes;
     o An increase in accrued other liabilities in the amount of $578,000, of which $467,000 was associated with the working capital adjustment in connection with the sale of Ermanco;
     o Partially offset by an increase in accounts receivable in the amount of $1,981,000 in accordance with contractual requirements associated with customers in the vehicle assembly and entertainment marketplace.
     Cash used by operating activities totaling $1,966,000 during the nine months ended September 30, 2004 was primarily due the following factors:
     o A decrease in income taxes payable in the amount of $922,000 primarily associated with the payment of income taxes based on the Company's fiscal 2003 profitability; and
     o An increase in accounts receivable in the amount of $1,087,000 in accordance with contractual requirements associated with customers in the health and beauty aids and entertainment marketplace.
     The Company's line of credit facility may not exceed $5,000,000 and is to be used primarily for working capital purposes. Effective August 5, 2005, due to the issuance of a $2,000,000 letter of credit in connection with the sale of substantially all of the assets and liabilities of Ermanco, the amount of available line of credit was reduced to $2,800,000. The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. As of September 30, 2005, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2006.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(b)   Results of Operations - Three Months Ended September 30, 2005 Compared
      ----------------------------------------------------------------------
      to the Three Months Ended September 30, 2004 (Continued)
      --------------------------------------------

Liquidity and Capital Resources (Continued)
-------------------------------
     During the nine months ended September 30, 2005, the Company received cash consideration of approximately $22,022,000, net of transaction costs, in connection with the sale of substantially all of the assets and liabilities of Ermanco. The Company anticipates that its financial resources, consisting of cash generated from operations, its line of credit, and the sale of Ermanco will be adequate to satisfy its future cash requirements through the next year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers.
     The Company is currently exploring various business strategies designed to enhance the value of the Company's assets for its stockholders. The Company has retained the investment banking firm, Boenning & Scattergood, Inc., to advise the Company in evaluating its strategic options. The Company is continuing to evaluate and actively explore a range of possible options, including transactions intended to provide liquidity and maximize stockholder value, and consider the acquisition of complementary assets and/or businesses. The Company may not be able to effect any of these strategic options on favorable terms or at all.


                       ---------------------------------


Contractual Obligations
-----------------------
     The Company's leases 25,000 square feet in Easton, Pennsylvania for use as its principal office. The leasing agreement requires fixed monthly rentals of $18,234 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit. The lease expires on February 21, 2008.
     Future contractual obligations and commercial commitments at September 30, 2005 as noted above are as follows:

                                                                          Payments Due by Period
                                                      -----------------------------------------------------------------
                                        Total            2005         2006          2007          2008         2009
                                  ---------------     -----------  -----------  -------------  -----------   ----------
Contractual obligations:
  Operating leases...........        $  544,000          55,000      224,000       231,000        34,000           -
                                  ---------------     -----------  -----------  -------------  -----------   ----------

  Total......................        $  544,000          55,000      224,000       231,000        34,000           -
                                  ===============     ===========  ===========  =============  ===========   ==========

                                                                              Amount of Commitment
                                                                             Expiration Per Period
                                Total Amounts       -------------------------------------------------------------------
                                  Committed             2005          2006           2007          2008         2009
                            --------------------    -----------   ------------  -------------  -----------   ----------
Other commercial
commitments:
  Letters of credit.....        $   2,200,000            -          2,200,000         -             -            -

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Off-Balance Sheet Arrangements
------------------------------
     As of September 30, 2005, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

Recently Issued Accounting Pronouncements
-----------------------------------------
     In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 provides for certain fixed production overhead cost to be reflected as a period cost and not capitalized as inventory. FAS 151 is effective for the beginning of 2006. The adoption of FAS 151 is not expected to have a material impact on the Company's financial statements.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) "Share-Based Payment" ("FAS 123R"). FAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. It will require companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company currently uses. The Company is required to adopt FAS 123R beginning in 2006. The adoption of FAS 123R is not expected to have a material impact on the Company's financial statements.
     In May 2005, the Financial Accounting Standard Board issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. The Company is required to adopt the provisions of this statement, as applicable, beginning in 2006.

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


                       ---------------------------------


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


Item 4.       Controls and Procedures
-------       -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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


Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
-------       -----------------------------------------------------------

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended September 30, 2005:


-------------------------------------------------------------------------------------------------------
                                                       Total Number                      Approximate
                                         Average         of Shares      Approximate     Dollar Value
                                       Price Paid       Repurchased     Dollar Value      of Shares
                         Total          Per Share      as Part of a      of Shares      That May Yet
                         Number        (Including        Publicly        Purchased      Be Purchased
       Fiscal          of Shares        Brokerage        Announced       Under the        Under the
       Period         Repurchased     Commissions)        Program         Program          Program
-------------------------------------------------------------------------------------------------------
 7/1/05 - 7/31/05             -         $    -                  -       $         -     $   674,368
 8/1/05 - 8/31/05       359,200         $    9.75         359,200       $ 3,502,200     $ 5,000,168
 9/1/05 - 9/30/05        45,500         $   10.84          45,500       $   493,282     $ 4,506,886
-------------------------------------------------------------------------------------------------------

     On August 12, 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. On August 3, 2005, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $1,000,000 of the Company's common stock to up to $5,000,000. On August 31, 2005, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $5,000,000 of the Company's common stock to up to $8,828,000. During the three and nine months ended September 30, 2005, the Company had repurchased 404,700 shares of common stock at a weighted average cost, including brokerage commissions, of $9.87 per share. Cash expenditures for the stock repurchases during the three and nine months ended September 30, 2005 were $3,995,482. As of September 30, 2005, the Company had repurchased 439,400 shares of common stock at a weighted average cost, including brokerage commissions, of $9.83 per share. Cash expenditures for the stock repurchases were $4,321,114. As of September 30, 2005, $4,506,886 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program.


Item 3.       Defaults Upon Senior Securities
-------       -------------------------------

     Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on August 3, 2005 with the following item being submitted to a vote of stockholders:

     1. The election of five directors to the Board of Directors.

     Details of the proposal noted above were provided to stockholders in the form of a Notice of Annual Meeting and Proxy Statement dated and mailed on July 5, 2005, with such solicitation being in accordance with Section 14 of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder.
     There was no solicitation in opposition to the management's nominees listed in the Proxy Statement, and all the management's nominees were elected.
     The voting results on the election of directors are set forth as follows:

     1. Election of Directors:

         Name of Nominee               Votes For         Votes Withheld          Non-Voting
         ---------------               ---------         --------------          ----------
         L. Jack Bradt                 3,384,401             552,380              350,004
         Theodore W. Myers             3,698,227             238,554              350,004
         Anthony W. Schweiger          3,686,627             250,154              350,004
         Steven Shulman                3,462,361             474,420              350,004
         Leonard S. Yurkovic           3,455,751             481,030              350,004


                       ---------------------------------


     The Company held a Special Meeting of Stockholders on August 3, 2005 to approve the sale of substantially all of the assets and liabilities of Ermanco Incorporated to Malibu Acquisition, Inc., a Michigan corporation, pursuant to the terms of the Asset Purchase Agreement dated May 20, 2005, by and among Ermanco Incorporated, a Michigan corporation, Paragon Technologies, Inc., a Delaware corporation, Malibu Acquisition, Inc., a Michigan corporation, and TGW Transportgerate GmbH, an Austrian corporation.
     Details of the proposal were provided to stockholders in the form of a Notice of Special Meeting and Proxy Statement dated and mailed on July 1, 2005, with such solicitation being in accordance with Section 14 of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder. The proposal was duly approved by the stockholders of the Company. The closing of the sale of substantially all of the assets and liabilities of Ermanco occurred on August 5, 2005. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding the sale of substantially all of the assets and liabilities of Ermanco.
     The voting results on the proposal were as follows:

        Votes For        Votes Against      Abstentions       Non-Voting
        ---------        -------------      -----------       ----------
        3,433,182           24,552             2,587            826,464


Item 5.       Other Information

     Not applicable.

Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

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




Dated:    November 14, 2005
        --------------------

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