Form 10-K
period 2005-12-31
PARAGON TECHNOLOGIES INC
filed 2006-03-30
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2005

                         Commission file number: 1-15729

                      -----------------------------------

                           PARAGON TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                        Delaware                                           22-1643428
    (State or Other Jurisdiction of Incorporation or          (I.R.S. Employer Identification No.)
                      Organization)


                    600 Kuebler Road
                  Easton, Pennsylvania                                       18040
        (Address of Principal Executive Offices)                           (Zip Code)

        Registrant's Telephone Number, Including Area Code: 610-252-3205

                      -----------------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Common Stock, Par Value $1.00 Per Share                  American Stock Exchange
                   (Title of Class)                     (Name of Exchange on Which Registered)


Securities registered pursuant to Section 12(g) of the Act:                 None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                    Yes |_|     No |X|

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.           Yes |_|     No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            Yes |X|     No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   |_|

Indicate by check mark whether the Registrant is a Large Accelerated Filer, an Accelerated Filer, or a Non-Accelerated Filer. See definition of "Accelerated Filer and Large Accelerated Filer" in Rule 12-b of the Exchange Act. (Check one:)
   Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                              Yes |_|     No |X|

The aggregate market value of common stock held by non-affiliates of the Registrant (based on the closing price on the American Stock Exchange) on June 30, 2005, the last day of the Registrant's second fiscal quarter, was approximately $26.1 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by June 30, 2005 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares of the Registrant's Common Stock, $1.00 par value, outstanding as of March 22, 2006 was 3,551,519.

DOCUMENTS INCORPORATED BY REFERENCE:                                        None

                                 [PARAGON LOGO]


                                TABLE OF CONTENTS

PART I..........................................................................................4

     Item 1.      Business......................................................................4
     Item 1A.     Risk Factors.................................................................10
     Item 1B.     Unresolved Staff Comments....................................................14
     Item 2.      Properties...................................................................15
     Item 3.      Legal Proceedings............................................................15
     Item 4.      Submission of Matters to a Vote of Security Holders..........................15


PART II........................................................................................16

     Item 5.      Market for the Registrant's Common Equity, Related
                      Stockholder Matters, and Issuer Purchases of Equity
                      Securities...............................................................16
     Item 6.      Selected Financial Data......................................................17
     Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations......................................19
     Item 7A.     Quantitative and Qualitative Disclosures about Market Risk...................29
     Item 8.      Financial Statements and Supplementary Data..................................30
     Item 9.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure......................................55
     Item 9A.     Controls and Procedures......................................................55
     Item 9B.     Other Information............................................................55


PART III.......................................................................................56

     Item 10.     Directors and Executive Officers of the Registrant...........................56
     Item 11.     Executive Compensation.......................................................59
     Item 12.     Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters...............................63
     Item 13.     Certain Relationships and Related Transactions...............................65
     Item 14.     Principal Accountant Fees and Services.......................................65


PART IV........................................................................................67

     Item 15.     Exhibits and Financial Statement Schedules...................................67
                  Signatures...................................................................71
                  Exhibit Index................................................................73

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

     The Company's Easton, Pennsylvania operation (hereafter referred to as "SI Systems"), is a specialized systems integrator supplying SI Systems' branded automated material handling systems to manufacturing, assembly, order fulfillment, and distribution operations customers located primarily in North America, including the U.S. government. SI Systems is brought to market as two individual brands, SI Systems' Order Fulfillment Systems (hereafter referred to as "SI Systems OFS") and SI Systems' Production & Assembly Systems (hereafter referred to as "SI Systems PAS"). Each brand has its own focused sales force, utilizing the products and services currently available or under development within the Company.
     The SI Systems OFS sales force focuses on providing order fulfillment systems to order processing and distribution operations, which may incorporate the Company's proprietary DISPEN-SI-MATIC(R) and automated order fulfillment solutions and specialized software from the SINTHESIS(TM) Software Suite. SINTHESIS(TM) is comprised of eight proprietary software groups, with 26 extendible software modules that continually assess real-time needs and deploy solutions to accurately facilitate and optimize planning, warehousing, inventory, routing, and order fulfillment within the distribution process. The SI Systems PAS sales force focuses on providing automated material handling systems to manufacturing and assembly operations and the U.S. government, which may incorporate the Company's proprietary LO-TOW(R) and CARTRAC(R) horizontal transportation technologies.

     The Company's automated material handling systems are marketed, designed, sold, installed, and serviced by its own staff or subcontractors as labor saving devices to improve productivity, quality, and reduce costs. The Company's integrated material handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique material handling needs. The Company's engineering staff develops and designs computer controlled programs required for the efficient operation of the systems and for optimizing manufacturing, assembly, and fulfillment operations.

     On May 20, 2005, the Company and Ermanco entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with TGW Transportgerate GmbH, an Austrian corporation ("Buyer Parent"), and Malibu Acquisition, Inc., a Michigan corporation and wholly owned subsidiary of Buyer Parent ("Buyer"), pursuant to which Paragon agreed to sell to Buyer substantially all of the assets and liabilities of Ermanco, Paragon's conveyor and sortation subsidiary located in Spring Lake, Michigan. On August 5, 2005, the Company completed the sale of substantially all of the assets and liabilities of Ermanco. See Discontinued Operations - Sale of Ermanco in Note 2 of the Notes to Consolidated Financial Statements for further information regarding the sale of substantially all of the assets and liabilities of Ermanco.

     Following the sale of Ermanco, the Company intends to continue to review opportunities with the goal of maximizing resources, increasing stockholder value, and considering strategies and transactions intended to provide liquidity. At this time, the Company believes that an increase in stockholder value will be best obtained through a redeployment of assets from Ermanco to the Company's remaining business, through increases in the Company's internal technology base, strengthening the Company's sales and marketing capabilities, growth of the Company's continuing operations and other higher growth markets, in particular, by the enhancement of the Company's products with advanced proprietary software capabilities through research and development efforts and/or possible acquisitions, mergers, and joint ventures. Although the Company enters into preliminary discussions and non-disclosure agreements from time to time, the Company does not have any material definitive agreements in place. There is no assurance that the Company will be able to consummate any such acquisition at all or an acquisition on terms that the Company would consider reasonable.

                      -----------------------------------

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales during the years ended December 31, 2005, 2004, and 2003 are as follows (in thousands):

     For the year ended December 31, 2005:

                                                                                 % of Total
                                                       SI Systems                   Sales
                                                   -------------------        ------------------
Systems sales.................................         $   13,614                      81.6%
Aftermarket sales.............................              3,062                      18.4%
                                                   -------------------        ------------------
Total sales...................................         $   16,676                     100.0%
                                                   ===================        ==================

     For the year ended December 31, 2004:

                                                                                 % of Total
                                                       SI Systems                   Sales
                                                   -------------------        ------------------
Systems sales.................................         $    8,375                      71.6%
Aftermarket sales.............................              3,327                      28.4%
                                                   -------------------        ------------------
Total sales...................................         $   11,702                     100.0%
                                                   ===================        ==================

     For the year ended December 31, 2003:

                                                                                 % of Total
                                                       SI Systems                   Sales
                                                   -------------------        ------------------
Systems sales.................................         $    9,134                      75.6%
Aftermarket sales.............................              2,949                      24.4%
                                                   -------------------        ------------------
Total sales...................................         $   12,083                     100.0%
                                                   ===================        ==================


     The Company's products are sold worldwide through its own sales personnel. Domestic and international sales during the years ended December 31, 2005, 2004, and 2003 are as follows (in thousands):

     For the year ended December 31, 2005:

                                                                                 % of Total
                                                       SI Systems                   Sales
                                                   -------------------        ------------------
Domestic sales................................         $   15,966                      95.7%
International sales...........................                710                       4.3%
                                                   -------------------        ------------------
Total sales...................................         $   16,676                     100.0%
                                                   ===================        ==================

     For the year ended December 31, 2004:

                                                                                 % of Total
                                                       SI Systems                   Sales
                                                   -------------------        ------------------
Domestic sales................................         $    9,941                      85.0%
International sales...........................              1,761                      15.0%
                                                   -------------------        ------------------
Total sales...................................         $   11,702                     100.0%
                                                   ===================        ==================

     For the year ended December 31, 2003:

                                                                                 % of Total
                                                       SI Systems                   Sales
                                                   -------------------        ------------------

Domestic sales................................         $   10,780                      89.2%
International sales...........................              1,303                      10.8%
                                                   -------------------        ------------------
Total sales...................................         $   12,083                     100.0%
                                                   ===================        ==================

     All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States.
     The Company engages in sales with the U.S. government, which is one of the Company's customers. Sales to the U.S. government during the years ended December 31, 2005, 2004, and 2003 represented 3.2%, 3.0%, and 11.4% of total sales, respectively. In the year ended December 31, 2005, five customers accounted for revenues of $2,492,000, $1,990,000, $1,867,000, $1,812,000, and
$1,723,000, respectively. In the year ended December 31, 2004, two customers accounted for revenues of $1,600,000 and $1,184,000, respectively. In the year ended December 31, 2003, two customers accounted for revenues of $1,543,000 and $1,382,000, respectively. No other customer accounted for over 10% of sales.
     The Company's backlog of orders at December 31, 2005 and December 31, 2004 were $6,918,000 and $5,514,000, respectively.
     The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Since the Company recognizes sales on a percentage of completion basis for its systems contracts, fluctuations in the Company's sales and earnings occur with increases or decreases in major installations. The Company expects to fill, within its 2006 calendar year, all of the December 31, 2005 backlog of orders indicated above.


                                    Products
                                    --------

SI Systems' Branded Products
----------------------------

     SI Systems' branded products encompass the horizontal transport, manufacturing, assembly, order fulfillment, and inventory replenishment families of products.

Horizontal Transport
--------------------

     LO-TOW(R). LO-TOW(R) is an in-floor towline conveyor. These conveyor
     ------
systems are utilized in the automation of manufacturing, assembly, unit load handling in distribution environments, and large newspaper roll delivery systems. Industries served include the automotive, recreational and utility vehicle, distribution centers, radiation chambers, engine assembly, truck assembly, construction vehicles, newspaper facilities, farm machinery, and the U.S. government, primarily the United States Postal Service and the

Defense Logistics Agency. This simple, yet reliable component design allows for a variety of configurations well suited for numerous applications. It provides reliable and efficient transportation for unit loads of all types in progressive assembly or distribution applications. Because SI Systems' LO-TOW(R) tow chain used with the system operates at a minimal depth, systems can be installed in existing one-story and multi-story buildings as well as newly constructed facilities. Controls sophistication varies depending upon the application. More complex systems include programmable logic controllers ("PLCs"), personal computers for data collection and operator interface, radio frequency identification and communication, bar code identification, and customer host computer communication interface. The Company believes that SI Systems is the largest supplier of in-floor towline systems in the United States. A typical LO-TOW(R) system requires approximately six months to engineer, manufacture, and install. LO-TOW(R) sales as a percent of total sales were 34.1%, 22.7%, and 37.7% for the years ended December 31, 2005, 2004, and 2003, respectively.

Order Fulfillment Systems
-------------------------

     DISPEN-SI-MATIC(R), SINTHESIS(TM), and Automated Order Fulfillment
     ------------------------------------------------------------------
     Solutions
     ---------
     DISPEN-SI-MATIC(R) and SINTHESIS(TM) offer ideal solutions for reducing inefficiencies, labor-intensive methods, and long-time deliveries where high volume of small orders must be fulfilled. Industries served include pharmaceutical, entertainment, vision, nutritional supplements, health and beauty aids, cosmetics, and an assortment of various soft goods.
     SINTHESIS(TM) is a proprietary intelligent order fulfillment software suite that can achieve picking accuracy of up to 99.9%, increase order throughput up to 70%, and reduce return volumes by as much as 80%. Comprised of eight software groups with 26 extendible software modules, SINTHESIS(TM) continuously assesses real-time needs and deploys solutions to accurately facilitate and optimize planning, warehousing, inventory, routing, and order fulfillment within the distribution process. In installations worldwide, SINTHESIS(TM) integrates intelligent software programming with innovative conveyance technology to perform high-volume, full-case or split-case, item-oriented distribution smarter, faster, and leaner.
     SI Systems' branded products include a variety of DISPEN-SI-MATIC(R) models for automated order fulfillment, where volume, speed, accuracy, and efficiency are of the essence. The Pick-to-Belt, Totes Through, and Buckets Through are solutions that provide ultra-high throughput for loose-pick individual items. Additionally, the DISPEN-SI-MATIC(R) allows a package to be dispensed into a tote or carton, thus achieving a high degree of accuracy and efficiency in order fulfillment.
     SI Systems' capabilities also include gantry picking, which involves the fulfillment of orders as well as inventory replenishment, utilizing automated gantry/robotic technology. Certain customer applications and order profiles are well suited for this solution.
     SI Systems' branded technologies include automated picking and replenishment solutions that complement DISPEN-SI-MATIC(R), thus offering the Company's customers a comprehensive solution in order fulfillment where volume of orders are processed with a high degree of accuracy. These highly sophisticated systems require customization tailored to each individual customer's requirements.
     A typical DISPEN-SI-MATIC(R), SINTHESIS(TM), and automated order fulfillment system requires approximately six to nine months to engineer, manufacture, and install.
     DISPEN-SI-MATIC(R), SINTHESIS(TM), and the related order fulfillment systems sales, as a percent of total sales, were 46.9%, 46.8%, and 30.8% for the years ended December 31, 2005, 2004, and 2003, respectively.


                      -----------------------------------

                                Product Warranty
                                ----------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year.

                               Sales and Marketing
                               -------------------
     The Company goes to market with a multiple brand, multiple channel strategy under the SI Systems OFS and SI Systems PAS brands. Each brand has its own focused sales force, utilizing the products and services currently available or under development within the Company.
     Sales of the Company's SI Systems branded products are made through its own internal sales personnel. The systems are sold on a fixed-price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the customer until the system has been accepted. Customers include major manufacturers, technology organizations, and distributors of a wide variety of products, as well as the U.S. government. A significant amount of business is derived from existing customers through the sale of additional systems, additions to existing systems, plus parts and service. The Company is not substantially dependent upon any one customer; however, the Company's business is dependent upon a limited number of customers.

                                   Competition
                                   -----------
     The material handling industry includes many products, devices, and systems competitive with those of the Company. As in the case of other technically oriented companies, there is a risk that the Company's business may be adversely affected by technological advances made by its competitors. However, the Company believes that its competitive advantages include its reputation in the material handling field and proven capabilities in the markets in which it concentrates. Its disadvantages include its relatively small size as compared to certain of its larger competitors.
     There are four principal competitors supplying equipment similar to the LO-TOW(R) system. Competition in this field is primarily in the areas of price, experience, systems performance, and features. SI Systems is a leading provider of LO-TOW(R) systems, based on Conveyor Equipment Manufacturers Association
(CEMA) United States market statistics.
     The DISPEN-SI-MATIC(R) system competes primarily with manual picking methods, and it also competes with similar devices provided by two other system manufacturers, along with various alternative picking technologies, such as general purpose "broken case" automated order fulfillment systems that have been sold for picking items of non-uniform configuration. The Company believes that the DISPEN-SI-MATIC(R) system provides greater speed and accuracy than manual methods of collection and reduces damage, pilferage, and labor costs.
     Proprietary SINTHESIS(TM) software competes with other middleware that has been developed for order fulfillment logistics by a variety of software and/or hardware suppliers. The Company believes that SINTHESIS(TM) is superior to other software offerings because it is based on a proven track record of successful applications that manage distribution centers by accepting order data from the customer's host business system and efficiently optimizing the full range of order fulfillment functions down to control of individual pieces of material handling equipment.

                                  Raw Materials
                                  -------------
     The Company has not been adversely affected by energy or raw materials shortages. The principal raw material purchased by the Company is steel, which the Company purchases from various suppliers. Steel prices have escalated in recent years; however, the Company has been able to pass these increased costs on to its customers. The Company also purchases components from various suppliers that are incorporated into the Company's finished products.

                        Patents, Copyrights, and Licenses
                        ---------------------------------
     The Company seeks patents, trademarks, and other intellectual property rights to protect and preserve its proprietary technology and its rights to capitalize on the results of research and development activities. The Company seeks copyright protection for its proprietary software. The Company also relies on trade secrets, know-how, technological innovations, and licensing opportunities to provide it with competitive advantages in its market and to accelerate new product introductions.
     It is the Company's policy to require its professional and technical employees and consultants to execute confidentiality agreements at the time that they enter into employment or consulting relationships with the Company. These agreements provide that all confidential information developed by, or known to, the individual during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreement provides that all inventions conceived by the employee during his tenure at the Company will be the exclusive property of the Company.
     The Company holds six patents, of which five have been issued in the United States, with lives that expire from September 2006 through September 2022; in addition, the Company has one pending patent application. Significant design features of the LO-TOW(R), CARTRAC(R), DISPEN-SI-MATIC(R), and Sortation systems are covered by patents or patent applications in the United States and pertain mainly to the following areas: loading and unloading products, vehicle and carrier design, track design and assembly, and order fulfillment system designs.
     CARTRAC(R), ROBOLITE(R), ROBODRIVE(R), ROBORAIL(R), SWITCH-CART(R), LO-TOW(R), DISPEN-SI-MATIC(R), DISTRIBUTION SYSTEM OPTIMIZER(R), ACCUPIC(R), and Paragon Technologies(R) are registered trademarks of the Company. SINTHESIS(TM) and SI Planograph(TM) are trademarks of the Company.
     The Company does not believe that the loss of any one or group of related patents, trademarks, or licenses would have a material averse effect on the overall business of the Company.

                               Product Development
                               -------------------
     Total product development costs, including patent expense, were $62,000, $176,000, and $259,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The Company aggressively pursues continual research of new product development opportunities, with a concentrated effort to improve existing technologies that improve customer efficiency. The Company also develops new products and integration capabilities that are financed through customer projects.
     Development programs in the years ended December 31, 2005 and December 31, 2004 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts, that were essentially completed during the year ended December 31, 2004 and incorporated into the Company's Order Fulfillment product offerings, were centered on the development of an innovative computer control system, along with DISPEN-SI-MATIC(R) software and hardware enhancements aimed at promoting workplace efficiencies for the Company's customers. Order Fulfillment development efforts during the year ended December 31, 2005 were primarily additional modifications and enhancements to the Company fiscal 2004 development initiatives.
     Development programs in the year ended December 31, 2003 included SINTHESIS(TM) computer software for warehousing and distribution center operations and hardware enhancements related to Order Fulfillment systems technologies.

                                    Employees
                                    ---------
     As of December 31, 2005, the Company employed four executive officers and 45 office employees, including salespersons, draftspersons, and engineers. The Company also operates as a project manager in connection with the installation, integration, and service of its products generally utilizing subcontractors. The Company provides life insurance, major medical insurance, retirement programs, and paid vacation and sick leave benefits, and considers its relations with employees to be satisfactory.

                              Available Information
                              ---------------------
     Our internet website is www.ptgamex.com and you may find our SEC filings on
                             ---------------
the "For Stockholders" page of that website. We provide access to all of our filings with the United States Securities and Exchange Commission, or SEC, free of charge, as soon as reasonably practicable after filing with the SEC on such site. Our internet website and the information contained on that website, or accessible from our website, is not intended to be incorporated into this Annual Report on Form 10-K.


Item 1A.      Risk Factors
--------      ------------

THE FOLLOWING CAUTIONARY STATEMENTS ARE MADE TO PERMIT PARAGON TECHNOLOGIES, INC. TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Investing in the Company's Common Stock will provide an investor with an equity ownership interest in the Company. Stockholders will be subject to risks inherent in the Company's business. The performance of Paragon's shares will reflect the performance of the Company's business relative to, among other things, general economic and industry conditions, market conditions, and competition. The value of the investment in the Company may increase or decline and could result in a loss. An investor should carefully consider the following factors as well as other information contained in this Form 10-K before deciding to invest in shares of the Company's Common Stock.
     This Form 10-K also contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risk factors described below and the other factors described elsewhere in this Form 10-K.
     The Company wishes to inform its investors of the following important factors that in some cases have affected, and in the future could affect, the Company's results of operations and that could cause such future results of operations to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Disclosure of these factors is intended to permit the Company to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of these factors have been discussed in prior SEC filings by the Company. Though the Company has attempted to list comprehensively these important cautionary factors, the Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations.

                      -----------------------------------

Sales of the Company's products depend on the capital spending decisions of its customers.
     Automated, integrated material handling systems using the Company's products can range in price from $100,000 to several million dollars. Accordingly, purchases of the Company's products represent a substantial capital investment by its customers, and the Company's success depends directly on their capital expenditure budgets. The Company's future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns, and other factors affecting capital spending.
     The current domestic and international economic conditions in the Company's major markets for SI Systems' branded products, such as the electronics, telecommunications, semiconductor, appliance, pharmaceutical, food processing, and automotive components industries, have resulted in cutbacks in capital spending which has caused a direct, material adverse impact on the Company's product sales in recent years. The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Since the Company recognizes sales on a percentage of completion basis for its systems contracts, fluctuations in the Company's sales and earnings occur with increases or decreases in major installations. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites.

     The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company cannot estimate when or if a sustained revival in the markets for its products will occur. If the Company is unable to maintain an increased level of sales of its products, the Company's sales will continue to be adversely affected.

The Company is largely dependent upon a limited number of large contracts, including contracts with a federal government agency.
     The Company is largely dependent upon a limited number of large contracts from large domestic corporations and a federal government agency. This dependence can cause unexpected fluctuations in sales volume and operating results from period to period. In the year ended December 31, 2005, five customers accounted for revenues of $2,492,000, $1,990,000, $1,867,000,
$1,812,000, and $1,723,000, respectively. In the year ended December 31, 2004, two customers accounted for revenues of $1,600,000 and $1,184,000, respectively. In the year ended December 31, 2003, two customers accounted for revenues of $1,543,000 and $1,382,000, respectively. No other customer accounted for over 10% of sales.
     The Company received $540,000 or 3.2% of its total sales from sales to government agencies in the fiscal year ended December 31, 2005. Accordingly, our sales have been impacted as a result of government spending cuts, general budgetary constraints, and the complex and competitive government procurement processes. If the Company is unable to attain an increased level of government-related sales, the Company's sales will continue to be adversely affected.

The Company's contracts with government agencies are subject to adjustment pursuant to federal regulations.
     From time to time, the Company receives contracts from federal agencies. Each of the Company's contracts with federal agencies include various federal regulations that impose certain requirements on the Company, including the ability of the government agency or general contractor to alter the price, quantity, or delivery schedule of the Company's products. In addition, the government agency retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, the Company would normally be entitled to an equitable adjustment to the contract price so that the Company may receive the purchase price for items it has delivered and reimbursement for allowable costs it has incurred. From time to time, a portion of the Company's backlog is from government-related contracts. The Company's total backlog of orders at December 31, 2005 was $6,918,000, of which $0 was associated with U.S. government projects. Accordingly, because contracts with federal agencies can be terminated, the Company cannot assure you that backlog associated with government contracts will result in sales. The Company has not previously experienced material adjustments or terminations of government contracts.

The Company must accurately estimate its costs prior to entering into contracts on a fixed-price basis.
     The Company frequently enters into contracts with its customers on a fixed-price basis. In order to realize a profit on these contracts, the Company must accurately estimate the costs the Company will incur in completing the contract. The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. The Company's failure to estimate accurately can result in cost overruns, which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts.
     At times, uncertainty exists with respect to the resources required to accomplish the contractual scope of work dealing with the final integration of state-of-the-art automated material handling systems. As a result of past experience with cost overruns, the Company established enhanced business controls, estimating, and procurement disciplines to attempt to reduce future cost overruns. Since the Company established these controls in 2000, it has not experienced additional significant cost overruns on new contracts; however, additional cost overruns in the future could result in reduced revenues and earnings.

The Company faces significant competition, which could result in the Company's loss of customers.
     The markets in which the Company competes are highly competitive. The Company competes with a number of different manufacturers, both domestically and abroad, with respect to each of its products and services. Some of the Company's competitors have greater financial and other resources than the Company has. The Company's ability to compete depends on factors both within and outside its control, including:
        o  product availability, performance, and price;
        o  product brand recognition;
        o  distribution and customer support;
        o  the timing and success of its newly developed products; and
        o the timing and success of newly developed products by its competitors.
     These factors could possibly limit the Company's ability to compete successfully.

The Company may lose market share if it is not able to develop new products or enhance its existing products.
     The Company's ability to remain competitive and its future success depends greatly upon the technological quality of its products and processes relative to those of its competitors. The Company may need to develop new and enhanced products and to introduce these new products at competitive prices and on a timely and cost-effective basis. The Company may not be successful in selecting, developing, and manufacturing new products or in enhancing its existing products on a timely basis or at all. The Company's new or enhanced products may not achieve market acceptance. If the Company cannot successfully develop and manufacture new products, timely enhance its existing technologies, or meet customers' technical specifications for any new products, the Company's products could lose market share, its sales and profits could decline, and it could experience operating losses. New technology or product introductions by the Company's competitors could also cause a decline in sales or loss of market share for the Company's existing products or force the Company to significantly reduce the prices of its existing products.
     From time to time, the Company has experienced and will likely continue to experience delays in the introduction of new products. The Company has also experienced and may continue to experience technical and manufacturing difficulties with introductions of new products and enhancements. Any failure by the Company to develop, manufacture, and sell new products in quantities sufficient to offset a decline in sales from existing products or to manage product and related inventory transitions successfully could harm the Company's business. The Company's success in developing, introducing, selling, and supporting new and enhanced products depends upon a variety of factors, including timely and efficient completion of hardware and software design and development, timely and efficient implementation of manufacturing processes, and effective sales, marketing, and customer service.

The Company depends on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm the Company's business.
     The Company is highly dependent upon the continuing contributions of its key management, sales, and product development personnel. The loss of the services of any of its senior managerial, technical, or sales personnel could have a material adverse effect on the Company's business, financial condition, and results of operations. None of the Company's executive officers have employment agreements with the Company. The Company does not maintain key man life insurance on the lives of any of its key personnel. The Company's future success also heavily depends on its continuing ability to attract, retain, and motivate highly qualified managerial, technical, and sales personnel. The Company's inability to recruit and train adequate numbers of qualified personnel on a timely basis could adversely affect its ability to design, manufacture, market, and support its products.

The Company may face costly intellectual property infringement claims.
     On a few occasions, the Company has received communications from third parties asserting that it is infringing certain patents and other intellectual property rights of others, or seeking indemnification against the alleged infringement. As claims arise, the Company evaluates their merits. Any claims of infringement brought by third parties could result in protracted and costly litigation, in the Company paying damages for infringement, and in the need for the Company to obtain a license relating to one or more of its products or current or future technologies. Such a license may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial cost to the Company and diversion of its resources, may be necessary to enforce its patents or other intellectual property rights, or to defend the Company against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition, and results of operations.
     As occurred in 2003, a competitor filed an action against the Company in the United States District Court for the District of New Jersey alleging that certain of the Company's products infringed patents held by the competitor and also asserting claims for breach of contract, unjust enrichment, unfair competition, tortious interference with prospective economic advantage, and violation of New Jersey's consumer fraud act as a result of alleged improper use of the competitor's trade secrets, technology, and other proprietary information. Based on these allegations, the competitor was seeking monetary damages and injunctive relief against the Company.
     In February 2004, a settlement was reached between the Company and the competitor. Under the settlement, the competitor dismissed the action and agreed that the Company's products involved in the litigation are immune from suit for infringement of any of the competitor's intellectual property rights. In exchange, Paragon agreed to dismiss its counterclaims and paid the competitor $1,125,000.

The Company's failure to protect its intellectual property and proprietary technology may significantly impair the Company's competitive advantage.
     Third parties may infringe or misappropriate the Company's patents, copyrights, trademarks, and similar proprietary rights. The Company cannot be certain that the steps the Company has taken to prevent the misappropriation of the Company's intellectual property are adequate, particularly in foreign countries where the laws may not protect the Company's proprietary rights as fully as in the United States. The Company relies on a combination of patent, copyright, and trade secret protection and nondisclosure agreements to protect its proprietary rights. However, the Company cannot be certain that patent and copyright law and trade secret protection will be adequate to deter misappropriation of its technology, that any patents issued to the Company will not be challenged, invalidated, or circumvented, that the rights granted thereunder will provide competitive advantages to the Company, or that the claims under any patent application will be allowed. The Company may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time-consuming and expensive, and there can be no assurance that patents will issue from currently pending or future applications or that the Company's existing patents or any new patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to the Company.

     The Company may in the future initiate claims or litigation against third parties for infringement of the Company's proprietary rights in order to determine the scope and validity of the Company's proprietary rights or the proprietary rights of the Company's competitors. These claims could result in costly litigation and the diversion of the Company's technical and management personnel.

New software products or enhancements may contain defects that could result in expensive and time-consuming design modifications or large warranty charges, damage customer relationships, and result in loss of market share.
     New software products or enhancements may contain errors or performance problems when first introduced, when new versions or enhancements are released, or even after such products or enhancements have been used in the marketplace for a period of time. Despite the Company's testing, product defects may be discovered only after a product has been installed and used by customers. Errors and performance problems may be discovered in future shipments of the Company's products. These errors could result in expensive and time-consuming design modifications or large warranty charges, damage customer relationships, and result in loss of market share. To date, there have been no known defects in the Company's software products that materially affected the Company's operations.

The Company may be subject to product liability claims, which can be expensive, difficult to defend, and may result in large judgments or settlements against the Company.
     On a few occasions, the Company has received communications from third parties asserting that the Company's products have caused bodily injury to others. Product liability claims can be expensive, difficult to defend, and may result in large judgments or settlements against the Company. In addition, third party collaborators and licensees may not protect the Company from product liability claims. Although the Company maintains product liability insurance in the amount of approximately $26 million, claims could exceed the coverage obtained. A successful product liability claim in excess of the Company's insurance coverage could harm the Company's financial condition and results of operations. In addition, any successful claim may prevent the Company from obtaining adequate product liability insurance in the future on commercially desirable terms. Even if a claim is not successful, defending such a claim may be time-consuming.

The Company's presence in international markets exposes it to risk.
     The Company has a presence in international markets and has experienced a fluctuation in international sales volume in recent years. Maintenance and continued growth of this segment of the Company's business may be affected by changes in trade, monetary and fiscal policies, laws and regulations of the United States and other trading nations and by foreign currency exchange rate fluctuations.

Availability of product components could harm the Company's profitability.
         The Company obtains raw materials and certain manufactured components from third party suppliers. Although the Company deems that it maintains an adequate level of raw material inventory, even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies, or other natural disasters, may adversely affect the Company's ability to satisfy its customers on a timely basis and thereby affect the Company's financial performance.


Item 1B.      Unresolved Staff Comments
--------      -------------------------

           Not applicable.

Item 2.       Properties
-------       ----------

     The Company's principal office is located in a 173,000 square foot concrete, brick, and steel facility in Easton, Pennsylvania. In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $18,234 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The lease expires on February 21, 2008.
     The Company believes that its Easton, Pennsylvania facility is adequate for its current operations. The Company's operations experience fluctuations in workload due to the timing and receipt of new orders and customer job completion requirements. Currently, the Company's facilities are adequate to handle these fluctuations. In the event of an unusual demand in workload, the Company supplements its internal operations with outside subcontractors that perform services for the Company in order to complete contractual requirements for its customers. The Company will continue to utilize internal personnel and its own facility and, when necessary and/or cost effective, outside subcontractors to complete contracts in a timely fashion in order to address the needs of its customers.


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


Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

                                     PART II
                                     -------


Item 5.       Market For The Registrant's Common Stock And Related Security
-------       -------------------------------------------------------------
              Holder Matters
              --------------

     The Company's common stock trades on the American Stock Exchange (Amex) under the symbol "PTG." The high and low sales prices for the years ended December 31, 2005 and 2004 are as follows:

                                         For the Year Ended              For the Year Ended
                                         December 31, 2005               December 31, 2004
                                    ----------------------------    ---------------------------
                                        High           Low              High           Low
                                    ------------   -------------    ------------   ------------
First Quarter.....................      10.13           7.71            11.35          9.46
Second Quarter....................      12.89           8.67            10.40          9.50
Third Quarter.....................      13.79          10.19             9.90          9.00
Fourth Quarter ...................      11.00           8.85            10.03          8.76

     The Company did not pay cash dividends during the years ended December 31, 2005, 2004, and 2003, and has no present intention to declare cash dividends. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, and other factors deemed relevant by the Company's Board of Directors.
     The number of holders of record of the Company's common stock as of December 31, 2005, as shown by the records of the Company's transfer agent was
284. This figure does not include individual participants in security position listings.
     The closing market price of the Company's common stock on March 22, 2006 was $10.11.

Issuer Purchases of Equity Securities
-------------------------------------

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended December 31, 2005:

-----------------------------------------------------------------------------------------------------------
                                                            Total Number                     Approximate
                                             Average         of Shares       Approximate     Dollar Value
                                            Price Paid      Repurchased     Dollar Value      of Shares
                              Total         Per Share       as Part of a      of Shares      That May Yet
                              Number        (Including        Publicly        Purchased      Be Purchased
         Fiscal             of Shares       Brokerage        Announced        Under the       Under the
         Period            Repurchased     Commissions)       Program          Program         Program
-----------------------------------------------------------------------------------------------------------
10/01/05 - 10/31/05          209,600          $ 9.80          209,600       $ 2,053,126      $ 2,453,759
11/01/05 - 11/30/05          173,400          $ 9.79          173,400       $ 1,697,165      $   756,595
12/01/05 - 12/31/05           36,400          $ 9.21           36,400       $   335,109      $ 1,593,486
                        --------------------------------------------------------------------------------
                             419,400          $ 9.74          419,400       $ 4,085,400
                        ==================================================================
-----------------------------------------------------------------------------------------------------------

     On August 12, 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. On August 3, 2005, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $1,000,000 of the Company's common stock to up to $5,000,000. On August 19, 2005, the Company announced the repurchase of an aggregate of 359,200 shares (or 8.3%)

Item 5.       Market For The Registrant's Common Stock And Related Security
-------       -------------------------------------------------------------
              Holder Matters (Continued)
              --------------


Issuer Purchases of Equity Securities (Continued)
-------------------------------------
of its common stock in a private sale transaction for an aggregate of approximately $3,502,000 (or $9.75 per share) from Leon C. Kirschner, the Company's former Chief Operating Officer, and Steven Shulman, a former director of the Company. In these transactions, the Company, with authorization from its Board of Directors, repurchased 190,091 shares from Mr. Kirschner for approximately $1,853,000 and 169,109 shares from Mr. Shulman for approximately $1,649,000, which represented their holdings of the Company's common stock, and retired the shares. The closing market price of the Company's common stock on August 18, 2005 was $12.60 per share.
     Mr. Kirschner, who also served as the Chief Executive Officer of the Company's former wholly owned subsidiary, Ermanco Incorporated, resigned as an officer and employee of the Company on August 5, 2005, the day on which the Company completed its sale of substantially all of the assets and liabilities of Ermanco Incorporated. Mr. Shulman resigned as a director of the Company on August 8, 2005. Mr. Shulman became a director of the Company as a result of the Company's purchase of Ermanco on September 30, 1999.
     On August 31, 2005, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $5,000,000 of the Company's common stock to up to $8,828,000.
     On November 15, 2005, the Company announced the repurchase of 100,000 shares (or 2.67%) of its common stock in a private sale transaction for $975,000 (or $9.75 per share) from L. Jack Bradt, a member of the Company's Board of Directors. The Company's non-interested Audit Committee members and the Board of Directors approved the repurchase of Mr. Bradt's shares. The closing market price of the Company's common stock on November 14, 2005 was $10.09 per share.
     On December 5, 2005, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $8,828,000 of the Company's common stock to up to $10,000,000. During the three months ended December 31, 2005, the Company repurchased 419,400 shares of common stock at a weighted average cost, including brokerage commissions, of $9.74 per share. During the year ended December 31, 2005, the Company repurchased 824,100 shares of common stock at a weighted average cost, including brokerage commissions, of $9.81 per share. Cash expenditures for the stock repurchases during the three and twelve months ended December 31, 2005 were $4,085,400 and $8,080,882, respectively. Through December 31, 2005, the Company had repurchased 858,800 shares of common stock at a weighted average cost, including brokerage commissions, of $9.79 per share. Cash expenditures for the stock repurchases since the inception of the program were $8,406,514. As of December 31, 2005, $1,593,486 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program. All shares of common stock that were repurchased by the Company since the inception of the program were subsequently retired.


Item 6.       Selected Financial Data
-------       -----------------------

     The following table sets forth the Company's selected consolidated financial information for each of the years in the five-year period ended December 31, 2005. The selected consolidated financial data presented below should be read in conjunction with

-------       -----------------------


Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results. The information presented below is in thousands, except per share amounts.

                                                      For the Years Ended
                                ----------------------------------------------------- ------------
                                   12/31/05     12/31/04     12/31/03      12/31/02     12/31/01
                                ------------- ------------ ------------ ------------- ------------
Net sales...................       $ 16,676      11,702       12,083        14,906       19,008

Income (loss) from
  continuing operations
  before income taxes.......       $    301        (271)       6,034       1,376         (2,114)
Income tax expense
  (benefit).................             93        (106)       2,349         420           (956)
                               ------------- ------------ ------------ ------------- ------------
Income (loss) from
  continuing operations.....            208        (165)       3,685         956         (1,158)
Income (loss) from
  discontinued operations,
  net of income taxes.......            990       1,638          100        (293)         1,096
                               ------------- ------------ ------------ ------------- ------------
Net income (loss)...........       $  1,198       1,473        3,785         663            (62)
                               ============= ============ ============ ============= ============

Basic earnings (loss) per
share:
  Income (loss) from
  continuing operations.....       $    .05        (.04)         .87          .23          (.27)
Income (loss) from
  discontinued
  operations................            .24         .38          .02         (.07)          .26
                               ------------- ------------ ------------ ------------- ------------
Net income (loss)...........       $    .29         .34          .89          .16          (.01)
                               ============= ============ ============ ============= ============

Diluted earnings (loss) per
share:
  Income (loss) from
  continuing operations.....       $    .05        (.04)         .85          .22          (.27)
Income (loss) from
  discontinued
  operations................            .24         .38          .02         (.07)          .26
                               ------------- ------------ ------------ ------------- ------------
Net income (loss)...........       $    .29         .34          .87          .15          (.01)
                               ============= ============ ============ ============= ============

Total assets (1)............       $  22,596     33,424       33,803       36,703        41,621
Long-term liabilities.......       $     193      2,761        2,159        9,402        11,352
Cash dividends per
  share.....................       $       -          -            -            -             -

     See Discontinued Operations - Sale of Ermanco in Note 2 of the Notes to
Consolidated Financial Statements for further information regarding the sale of substantially all of the assets and liabilities of Ermanco in the third quarter of 2005.

(1) During the year ended December 31, 2005, the Company repurchased 824,100 shares of common stock at a weighted average cost, including brokerage commissions, of $9.81 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2005 were $8,080,882. See Stock Repurchase Program in Note 14 of the Notes to Consolidated Financial Statements regarding the repurchase of shares of the Company's common stock.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2005. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors as more fully discussed in
Item 1A, Risk Factors.

                      -----------------------------------

Business Overview
-----------------
     Paragon Technologies, Inc. provides a variety of material handling solutions, including systems, technologies, products, and services for material flow applications. Founded in 1958, the Company's material handling solutions are based on core technologies in horizontal transportation and order fulfillment and are aimed at improving productivity for manufacturing, assembly, and distribution center operations.
     On August 5, 2005, the Company completed the sale of substantially all of the assets and liabilities of Ermanco, and received cash consideration of $23,055,000 (subject to a working capital adjustment and an accounts receivable adjustment). Transaction costs associated with the sale of the assets and liabilities of Ermanco were approximately $1,038,000. During the fourth quarter of 2005, the Company paid $448,000 to the Buyer in connection with the working capital adjustment and $61,000 in connection with the accounts receivable adjustment. Therefore, the Company received cash consideration of $21,508,000, net of transaction costs and the working capital and the accounts receivable adjustments in connection with the sale of the assets and liabilities of Ermanco, thereby resulting in a pre-tax loss of approximately $964,000. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding the sale of substantially all of the assets and liabilities of Ermanco. The discussion that follows reflects the operations of the Company following the sale of substantially all of the assets and liabilities of Ermanco.

                      -----------------------------------




Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises and falls, the Company may see a corresponding change in the rate of new orders, and therefore, a corresponding change in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------

Key Performance Metrics Relevant to the Company (Continued)
-----------------------------------------------

     Capacity Utilization (Continued)
     --------------------
backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the years ended December 31, 2005, 2004, 2003, 2002, 2001, and 2000:

(Dollars in Thousands)           2005       2004        2003       2002        2001       2000
                              ---------- ----------- ---------- ----------- ---------- -----------
Backlog of orders --
   Beginning.................  $  5,514      4,052      4,834       7,666      16,353     15,403
   Add: orders...............    18,080     13,164     11,301      12,074      10,321     30,599
   Less: sales...............    16,676     11,702     12,083      14,906      19,008     29,649
                              ---------- ----------- ---------- ----------- ---------- -----------

Backlog of orders --
   Ending....................  $  6,918      5,514      4,052       4,834       7,666     16,353
                              ========== =========== ========== =========== ========== ===========

Capacity Utilization (1).....     80.0%      78.6%      75.7%       75.1%       76.3%      81.8%

     Current Ratio
     -------------
     Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio for the years ended December 31, 2005, 2004, 2003, 2002, 2001, and 2000:

(Dollars in Thousands)           2005        2004        2003        2002        2001        2000
                              ----------  ----------  ----------  ----------  ----------  ----------
Current assets...............  $ 22,134     14,249      14,720      15,444      19,200      22,850
                              ----------  ----------  ----------  ----------  ----------  ----------
Current liabilities..........  $  5,337      7,355       9,583       9,416      13,357      15,193

Current ratio................      4.15       1.94        1.54        1.64        1.44       1.50

     Debt to Equity Ratio
     --------------------
     With an emphasis over the past several years on generating cash flows to eliminate the Company's senior and subordinated debt, the Company has eliminated its financial leverage as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the absence of debt provides greater protection for its stockholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio for the years ended December 31, 2005, 2004, 2003, 2002, 2001, and 2000 and also includes the number of shares outstanding at each fiscal year end:

(Dollars in Thousands)             2005           2004           2003           2002           2001           2000
                              -------------- -------------- -------------- -------------- -------------- --------------
Current installments of
  long-term debt.............   $       -              -              -          1,437          2,305          1,521
Long-term debt...............           -              -              -          7,263          9,900         12,780
                              ------------ -------------- -------------- -------------- -------------- --------------
Total debt...................           -              -              -          8,700         12,205         14,301
                              ------------ -------------- -------------- -------------- -------------- --------------
Total stockholders'
  equity (1).................   $  17,066         23,308         22,061         17,885         16,912         16,980
                              ============== ============== ============== ============== ============== ==============

Debt to equity ratio.........           -              -              -            .49            .72            .84
Number of shares out-
  standing at year-end.......   3,539,019      4,265,310      4,277,595      4,256,098      4,221,635      4,194,869





Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------

Key Performance Metrics Relevant to the Company (Continued)
-----------------------------------------------

     Debt to Equity Ratio (Continued)
     --------------------

(1) During the year ended December 31, 2005, the Company repurchased 824,100 shares of common stock at a weighted average cost, including brokerage commissions, of $9.81 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2005 were $8,080,882. See Stock Repurchase Program in Note 14 of the Notes to Consolidated Financial Statements regarding the repurchase of shares of the Company's common stock.

Critical Accounting Policies and Estimates
------------------------------------------
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and other financial information, including the related disclosure of commitments and contingencies at the date of our financial statements. Actual results may, under different assumptions and conditions, differ significantly from our estimates.
     We believe that our accounting policies related to revenue recognition on systems sales, warranty, and inventories are our "critical accounting policies." These policies have been reviewed with the Audit Committee of the Board of Directors and are discussed in greater detail below.

     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of December 31, 2005, there are no contracts that are anticipated to result in a loss.
     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company has not had any significant cost overruns resulting in loss of profits during the past three years.

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

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


     Accrued Product Warranty (Continued)
     ------------------------
of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The recorded warranty reserve as of December 31, 2005 is $189,000.

     Inventories
     -----------
     Inventories are valued at the lower of average cost or market. The Company provides an inventory reserve determined by a specific identification of individual slow moving items and other inventory items based on historical experience. The reserve is considered to be a write-down of inventory to a new cost basis. Upon disposal of inventory, the new cost basis is removed from the accounts.

                      -----------------------------------


Results of Operations - Year Ended December 31, 2005 Compared to the Year
-------------------------------------------------------------------------
Ended December 31, 2004
-----------------------

Earnings Summary
----------------
     The Company had net income of $1,198,000 (or $0.29 basic earnings per share) for the year ended December 31, 2005, compared to net income of $1,473,000 (or $0.34 basic earnings per share) for the year ended December 31, 2004. Income from discontinued operations, net of income taxes, was $990,000 (or $0.24 basic earnings per share) for the year ended December 31, 2005, compared to income from discontinued operations, net of income taxes, of $1,638,000 (or $0.38 basic earnings per share) for the year ended December 31, 2004. Income from continuing operations was $208,000 (or $0.05 basic earnings per share) for the year ended December 31, 2005, compared to a loss from continuing operations of $165,000 (or $0.04 basic loss per share) for the year ended December 31, 2004. The increase in income from continuing operations was primarily due to:
      o an increase during 2005 in total revenues and gross profit of $4,974,000 and $649,000, respectively, as described below; and
      o an increase of $248,000 in interest income attributable to the higher level of funds available for investment as a result of the cash proceeds from the sale of substantially all of the assets and liabilities of Ermanco.
     Partially offsetting the above increase in income from continuing operations for the year ended December 31, 2005 was as increase in selling, general and administrative expenses of $486,000 as mentioned below.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                  2005               2004
                                                            -----------------  ------------------
Net sales..............................................        $ 16,676,000        11,702,000
Cost of sales..........................................          12,140,000         7,815,000
                                                            -----------------  ------------------
Gross profit on sales..................................        $  4,536,000         3,887,000
                                                            =================  ==================

Gross profit as a percentage of sales..................               27.2%             33.2%
                                                            =================  ==================

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

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------

Results of Operations - Year Ended December 31, 2005 Compared to the Year
-------------------------------------------------------------------------
Ended December 31, 2004 (Continued)
-----------------------

Net Sales and Gross Profit on Sales (Continued)
-----------------------------------
and during 2005 in accordance with contract completion requirements associated with customers in the vehicle assembly, health and beauty aids, and entertainment marketplace as a result of a demand for the Company's products in these industry sectors.
     Gross profit, as a percentage of sales, for the year ended December 31, 2005, when compared to the year ended December 31, 2004, was unfavorably impacted by approximately 8.2% due to competitive pricing pressures and product mix, along with the impact of the favorable performance on the Company's contracts that were completed or nearing completion in the year ended December 31, 2004 as compared to the year ended December 31, 2005. Partially offsetting the aforementioned unfavorable variance was a 2.2% reduction in overhead costs as a percentage of sales due to the higher sales volume to cover fixed overhead costs in the year ended December 31, 2005.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $4,646,000 were higher by $486,000 for the year ended December 31, 2005 than for the year ended December 31, 2004. The increase was attributable to the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $305,000, an increase of $64,000 in commission expenses related to the Company's enhanced revenue performance, and an increase of $204,000 in professional fees and consulting expenses. Partially offsetting the aforementioned unfavorable variance was a decrease of $84,000 in marketing expenses primarily associated with product promotion.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $62,000 were lower by $114,000 for the year ended December 31, 2005 than for the year ended December 31, 2004. Development programs in the years ended December 31, 2005 and December 31, 2004 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts, that were essentially completed during the year ended December 31, 2004 and incorporated into the Company's Order Fulfillment product offerings, were centered on the development of an innovative computer control system, along with DISPEN-SI-MATIC(R) software and hardware enhancements aimed at promoting workplace efficiencies for the Company's customers. Order Fulfillment development efforts during the year ended December 31, 2005 were primarily additional modifications and enhancements to the Company's fiscal 2004 development initiatives.

Interest Income
---------------
     Interest income of $324,000 was higher by $248,000 for the year ended December 31, 2005 than for the year ended December 31, 2004. The increase in interest income was attributable to the higher level of funds available for investment as a result of the cash proceeds from the sale of substantially all of the assets and liabilities of Ermanco.

Other Income, Net
-----------------
     The favorable variance of $44,000 in other income, net for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily attributable to an increase in royalty income from a license agreement related to material handling equipment sales.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Results of Operations - Year Ended December 31, 2005 Compared to the Year
-------------------------------------------------------------------------
Ended December 31, 2004 (Continued)
-----------------------

Income Tax Expense (Benefit)
----------------------------
     The Company recognized income tax expense of $93,000 during the year ended December 31, 2005 compared to an income tax benefit of $106,000 during the year ended December 31, 2004. Income tax expense (benefit) was generally recorded at statutory federal and state tax rates.


Results of Operations - Year Ended December 31, 2004 Compared to the Year
-------------------------------------------------------------------------
Ended December 31, 2003
-----------------------

Earnings Summary
----------------
     The Company had net income of $1,473,000 (or $0.34 basic earnings per share) for the year ended December 31, 2004, compared to net income of $3,785,000 (or $0.89 basic earnings per share) for the year ended December 31, 2003. Income from discontinued operations, net of income taxes, was $1,638,000 (or $0.38 basic earnings per share) for the year ended December 31, 2004, compared to income from discontinued operations, net of income taxes, of $100,000 (or $0.02 basic earnings per share) for the year ended December 31, 2003. The loss from continuing operations was $165,000 (or $0.04 basic loss per share) for the year ended December 31, 2004, compared to income from continuing operations of $3,685,000 (or $0.87 basic earnings per share) for the year ended December 31, 2003. The decrease in income from continuing operations was primarily due to the prior year comparable period containing:
     o a pre-tax gain on the sale of the Company's ownership interest in the SI/BAKER joint venture of $4,901,000;
     o a pre-tax gain on the sale-leaseback of the Company's Easton, Pennsylvania facility of $1,363,000;
     o a restructuring credit of $264,000 pertaining to the final settlement of the remaining pension obligations associated with the Company's terminated pension plan and the reversal of a previously established severance accrual that was no longer required;
     o equity in income of the Company's former SI/BAKER joint venture of $256,000; and
     o royalty income from the Company's former SI/BAKER joint venture of $226,000
     Partially offsetting the above decrease in income from continuing operations for the year ended December 31, 2004 was a reduction of $672,000 in interest expense as a result of the elimination of the Company's senior and subordinated debt in September 2003.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                   2004               2003
                                                            -----------------  ------------------
Net sales..............................................        $ 11,702,000         12,083,000
Cost of sales..........................................           7,815,000          8,385,000
                                                            -----------------  ------------------
Gross profit on sales..................................        $  3,887,000          3,698,000
                                                            =================  ==================

Gross profit as a percentage of sales..................               33.2%              30.6%
                                                            =================  ==================

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Results of Operations - Year Ended December 31, 2004 Compared to the Year
-------------------------------------------------------------------------
Ended December 31, 2003 (Continued)
-----------------------

Net Sales and Gross Profit on Sales (Continued)
-----------------------------------
     The decrease in sales of approximately 3% was associated with a smaller backlog of orders entering fiscal 2004 when compared to the backlog of orders entering fiscal 2003, along with delays in customer buying decisions and competitive pressures.
     Gross profit, as a percentage of sales, for the year ended December 31, 2004, when compared to the year ended December 31, 2003, was favorably impacted by approximately 4.2% due to product mix, and unfavorably impacted by approximately 1.6% due primarily to costs related to enhancing the Company's operations.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $4,160,000 were higher by $221,000 for the year ended December 31, 2004 than for the year ended December 31, 2003. The increase of $221,000 was attributable to the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $256,000, and an increase in consulting and marketing expenses primarily associated with product promotion and marketing research totaling $294,000. Partially offsetting the aforementioned unfavorable variance were severance charges of $48,000 in 2004 versus $387,000 in 2003.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $176,000 were lower by $83,000 for the year ended December 31, 2004 than for the year ended December 31, 2003. Development programs in the year ended December 31, 2004 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts, that were essentially completed during the year ended December 31, 2004 and incorporated into the Company's Order Fulfillment product offerings, were centered on the development of an innovative computer control system, along with DISPEN-SI-MATIC(R) software and hardware enhancements aimed at promoting workplace efficiencies for the Company's customers. Development programs in the year ended December 31, 2003 included SINTHESIS(TM) computer software for optimizing warehousing and distribution center operations and hardware enhancements related to Order Fulfillment systems technologies.

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

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Results of Operations - Year Ended December 31, 2004 Compared to the Year
-------------------------------------------------------------------------
Ended December 31, 2003 (Continued)
-----------------------

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

Other Income, Net
-----------------
     In September 2003, the Company sold its entire ownership interest in SI/BAKER, INC. The unfavorable variance of $253,000 in other income, net for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily attributable to revenue-based royalty income from the Company's SI/BAKER joint venture recognized during the first nine months of 2003.

Income Tax Expense
------------------
     The Company recognized an income tax benefit of $106,000 during the year ended December 31, 2004, compared to income tax expense of $2,349,000 during the year ended December 31, 2003. Income tax expense was generally recorded at statutory federal and state tax rates.

                      -----------------------------------

Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents and short-term investments at December 31, 2005 were $17,397,000, representing 77.0% of total assets, up from $3,602,000, or 10.8% of total assets, at December 31, 2004. The increase was primarily due to cash proceeds of $21,508,000 from the sale of Ermanco, net of transaction costs and the working capital and accounts receivable adjustments, and proceeds of $623,000 from the sale of common stock in connection with the Company's stock option plan, partially offset by the repurchase and retirement of common stock of $8,081,000.
     Cash provided by operating activities totaling $149,000 during the year ended December 31, 2005 was primarily due to the following factors:
      o an increase in customers' deposits and billings in excess of costs and estimated earnings in the amount of $802,000 in accordance with contractual requirements associated with customers in the vehicle assembly and entertainment marketplace;
      o an increase in net cash provided by operating activities of discontinued operations of $601,000.
     Partially offset by the following factors:
      o an increase in trade receivables in the amount of $393,000 in accordance with contractual requirements associated with customers in the vehicle assembly, entertainment, and health and beauty aids marketplace;

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------
      o an increase in costs and estimated earnings in excess of billings in the amount of $524,000 in accordance with contractual requirements associated with customers in the health and beauty aids marketplace;
      o a decrease in accrued product warranty in the amount of $301,000 primarily associated with the reversal of unused, expired accrued product warranties for contracts that were no longer in the warranty period.
     The Company's cash and cash equivalents and short-term investments at December 31, 2004 decreased to $3,602,000 at December 31, 2004 from $5,591,000 at December 31, 2003. The decrease resulted primarily from cash used by operating activities totaling $1,473,000 and the repurchase and retirement of common stock of $325,000.
     Cash used by operating activities totaling $1,473,000 during the year ended December 31, 2004 was primarily due to the following factors:
      o an increase in accounts receivable in the amount of $1,432,000 in accordance with contractual requirements associated with customers in the health and beauty aids and retail marketplace;
      o a decrease in income taxes payable in the amount of $417,000 primarily associated with the payment of income taxes based on the Company's fiscal 2003 profitability;
      o a decrease in accrued product warranty in the amount of $224,000 primarily associated with the reversal of unused, expired accrued product warranties for contracts that were no longer in the warranty period.
     Partially offset by the following factors:
      o an increase in customers' deposits and billings in excess of costs and estimated earnings in the amount of $249,000 in accordance with contractual requirements associated with customers in the health and beauty aids and entertainment marketplace;
      o a decrease in costs and estimated earnings in excess of billings in the amount of $358,000 in accordance with contractual requirements associated with customers in the vehicle assembly and health and beauty aids marketplace and the U.S. government.
     In 2003, the Company repaid all of its outstanding term debt and subordinated debt.
     On August 5, 2005, the Company completed the sale of substantially all of the assets and liabilities of Ermanco, and received cash consideration of $23,055,000 (subject to a working capital adjustment and an accounts receivable adjustment). Transaction costs associated with the sale of the assets and liabilities of Ermanco were approximately $1,038,000. During the fourth quarter of 2005, the Company paid approximately $448,000 to the Buyer in connection with the working capital adjustment and $61,000 in connection with the accounts receivable adjustment. Therefore, the Company received cash consideration of $21,508,000, net of transactions costs and the working capital and accounts receivable adjustments in connection with the sale of the assets and liabilities of Ermanco, thereby resulting in a pre-tax loss on the sale of approximately $964,000.
     The Company's line of credit facility may not exceed $5,000,000 and is to be used primarily for working capital purposes. Effective August 5, 2005, the Company issued a $2,000,000 letter of credit in connection with the sale of substantially all of the assets and liabilities of Ermanco, thereby reducing the amount of available line of credit to $2,800,000. The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. As of December 31, 2005, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2006. The Company expects to renew the line of credit facility under similar terms and conditions during 2006.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------
     The Company anticipates that its financial resources, consisting of cash generated from operations, its line of credit, and the sale of Ermanco will be adequate to satisfy its future cash requirements through the next year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers.
     The Company is currently exploring various business strategies designed to enhance the value of the Company's assets for its stockholders. The Company has retained the investment banking firm, Boenning & Scattergood, Inc., to advise the Company in evaluating strategic options. The Company is continuing to evaluate and actively explore a range of possible options, including transactions intended to provide liquidity and maximize stockholder value, and consider the acquisition of complementary assets and/or businesses. The Company may not be able to effect any of these strategic options on favorable terms or at all.

                      -----------------------------------

Contractual Obligations
-----------------------
     The Company leases 25,000 square feet in Easton, Pennsylvania for use as its principal office. The leasing agreement requires fixed monthly rentals of $18,234 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit. The lease expires on February 21, 2008.
     Future contractual obligations and commercial commitments at December 31, 2005 as noted above are as follows:

                                                          Payments Due by Period
                               ------------------------------------------------------------------------------
                                     Total          2006        2007        2008        2009        2010
                               ------------------------------------------------------------------------------
Contractual obligations:
  Operating leases..........      $ 489,000        224,000     231,000      34,000         -           -
                               ------------------------------------------------------------------------------

   Total....................      $ 489,000        224,000     231,000      34,000         -           -
                               ==============================================================================

                                                   Amount of Commitment Expiration Per Period
                                           ------------------------------------------------------------
                               Total Amounts
                                 Committed        2006        2007        2008        2009        2010
                             ------------------------------------------------------------------------------
Other
commercial
commitments:
  Letters of credit......      $ 2,200,000      2,200,000        -           -           -           -

Off-Balance Sheet Arrangements
------------------------------
     As of December 31, 2005, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

                      -----------------------------------

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

Item 8.       Consolidated Financial Statements and Supplementary Data
-------       --------------------------------------------------------



                                    I N D E X
                                    ---------


o    Report of Independent Registered Public Accounting Firm.


o    Consolidated Financial Statements:
        Consolidated Balance Sheets, December 31, 2005 and 2004.

        Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003.

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004, and 2003.

        Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

        Notes to Consolidated Financial Statements.


o All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



The Board of Directors and Stockholders
Paragon Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Paragon Technologies, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Technologies, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.



                                  /s/ KPMG LLP





Philadelphia, PA
March 22, 2006

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2005 and 2004
     (In Thousands, Except Share Data)

                                                            December 31,            December 31,
                                                               2005                    2004
                                                        -------------------     ------------------
Assets
------

Current assets:
   Cash and cash equivalents..........................      $     687                   1,702
   Short-term investments.............................         16,710                   1,900
                                                        -------------------     ------------------
     Total cash and cash equivalents and
       short-term investments.........................         17,397                   3,602
                                                        -------------------     ------------------

   Receivables:
     Trade............................................          2,029                   1,636
     Notes and other receivables......................          1,066                     691
                                                        -------------------     ------------------
       Total receivables..............................          3,095                   2,327
                                                        -------------------     ------------------

   Costs and estimated earnings in excess of billings.            616                      92

   Inventories:
     Raw materials....................................            108                     110
     Work-in-process..................................             26                      47
     Finished goods...................................            210                     195
                                                        -------------------     ------------------
       Total inventories..............................            344                     352
                                                        -------------------     ------------------

   Current assets of business held for sale...........              -                   7,017
   Deferred income tax benefits.......................            353                     627
   Prepaid expenses and other current assets..........            329                     232
                                                        -------------------     ------------------

     Total current assets.............................         22,134                  14,249
                                                        -------------------     ------------------

Property, plant and equipment, at cost:
   Machinery and equipment............................          1,160                   1,191
   Less:  accumulated depreciation....................            911                   1,002
                                                        -------------------     ------------------
     Net property, plant and equipment................            249                     189
                                                        -------------------     ------------------

Non-current assets of business held
   for sale...........................................              -                  18,704
Deferred income tax benefits..........................            203                     272
Other assets..........................................             10                      10
                                                        -------------------     ------------------

     Total assets.....................................      $  22,596                  33,424
                                                        ===================     ==================

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2005 and 2004
     (In Thousands, Except Share Data)

                                                              December 31,          December 31,
                                                                 2005                   2004
                                                          -------------------   ------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable..................................       $   1,391                   1,446
   Customers' deposits and billings in excess of
     costs and estimated earnings....................           2,044                   1,242
   Accrued salaries, wages, and commissions..........             102                     100
   Income taxes payable..............................             650                     505
   Accrued product warranty..........................             189                     490
   Deferred gain on sale-leaseback...................             165                     165
   Current liabilities of business held for sale.....               -                   2,453
   Accrued other liabilities.........................             796                     954
                                                          -----------------     -----------------
       Total current liabilities.....................           5,337                   7,355
                                                          -----------------     -----------------

Long-term liabilities:
   Deferred gain on sale-leaseback...................             193                    358
   Long-term liabilities of business held for sale...               -                  2,403
                                                          -----------------     -----------------
       Total long-term liabilities...................             193                  2,761
                                                          -----------------     -----------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued and outstanding
     3,539,019 shares as of December 31, 2005
     and 4,265,310 shares as of December 31,
     2004............................................           3,539                  4,265
   Additional paid-in capital........................           7,004                  7,996
   Retained earnings.................................           6,523                 11,047
                                                          -----------------     -----------------
       Total stockholders' equity....................          17,066                 23,308
                                                          -----------------     -----------------

       Total liabilities and stockholders' equity....       $  22,596                 33,424
                                                          =================     =================

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004, and 2003
      (In Thousands, Except Share and Per Share Data)


                                                December 31,       December 31,       December 31,
                                                   2005               2004               2003
                                              ----------------   ----------------   ----------------
Net sales.................................       $   16,676             11,702             12,083
Cost of sales.............................           12,140              7,815              8,385
                                              ----------------   ----------------   ----------------
   Gross profit on sales..................            4,536              3,887              3,698
                                              ----------------   ----------------   ----------------

Selling, general and administrative
   expenses...............................            4,646              4,160              3,939
Product development costs.................               62                176                259
Restructuring charges (credits)...........                -                  -               (264)
Interest expense..........................                1                  4                676
Interest income...........................             (324)               (76)               (76)
Equity in income of joint venture.........                -                  -               (256)
Gain on sale of SI/BAKER
   joint venture..........................                -                  -             (4,901)
Gain on disposition of
   property, plant and equipment..........                -                  -             (1,354)
Other income, net.........................             (150)              (106)              (359)
                                              ----------------   ----------------   ----------------
                                                      4,235              4,158             (2,336)
                                              ----------------   ----------------   ----------------

Income (loss) from continuing
   operations before income taxes.........              301               (271)             6,034
Income tax expense (benefit)..............               93               (106)             2,349
                                              ----------------   ----------------   ----------------
   Income (loss) from continuing
     operations...........................              208               (165)             3,685
   Income from discontinued
     operations, net of income taxes......              990              1,638                100
                                              ----------------   ----------------   ----------------
Net income................................       $    1,198              1,473              3,785
                                              ================   ================   ================

Basic earnings (loss) per share:
   Income (loss) from continuing
     operations...........................       $      .05               (.04)               .87
   Income from discontinued
     operations...........................              .24                .38                .02
                                              ----------------   ----------------   ----------------
Net income................................       $      .29                .34                .89
                                              ================   ================   ================

Diluted earnings (loss) per share:
   Income (loss) from continuing
     operations...........................       $      .05              (.04)               .85
   Income from discontinued
     operations...........................              .24               .38                .02
                                              ----------------   ----------------   ----------------
Net income................................       $      .29               .34                .87
                                              ================   ================   ================

Weighted average shares
   outstanding............................        4,073,252         4,278,065          4,269,274
Dilutive effect of stock options..........           45,342            72,232             95,438
                                              ----------------   ----------------   ----------------
Weighted average shares
   outstanding assuming dilution..........        4,118,594         4,350,297          4,364,712
                                              ================   ================   ================

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2005, 2004, and 2003
              (In Thousands, Except Share Data)

                                                                                        Accumulated
                                             Common Shares      Additional                 Other           Total
                                          -------------------    Paid-In    Retained   Comprehensive   Stockholders'   Comprehensive
                                            Number     Amount    Capital    Earnings       Loss           Equity       Income (Loss)
                                          ---------   -------   ----------  --------   -------------   -------------   -------------
Balance at December 31, 2002............. 4,256,098   $ 4,256      7,369      6,504        (244)          17,885

Net income...............................         -         -          -      3,785           -            3,785           3,785
Loss reclassified from other
   comprehensive income, net of tax
   of $62................................         -         -          -          -          98               98
Amortization of other comprehensive
   income, net of tax of $138............         -         -          -          -         219              219
Change in fair value of derivative,
   net of tax of $43.....................         -         -          -          -         (73)             (73)            (73)
                                                                                                                       -------------

Comprehensive income.....................         -         -          -          -           -                -           3,712
                                                                                                                       =============

Stock options exercised..................    11,218        12        153       (184)          -              (19)
Tax benefit of stock option exercises....         -         -         40          -           -               40
Issuance of common shares as interest
   payment on subordinated notes.........    10,279        10         80          -           -               90
Other incentive plan activity............         -         -         36          -           -               36
                                          ---------   -------   ----------  --------   -------------   -------------   -------------
Balance at December 31, 2003............. 4,277,595     4,278      7,678     10,105           -           22,061

Net income...............................         -         -          -      1,473           -            1,473           1,473
                                                                                                                       -------------

Comprehensive income.....................         -         -          -          -           -                -           1,473
                                                                                                                       =============

Stock options exercised..................    22,415        22        353       (305)          -               70
Acquisition and retirement of
   common stock..........................   (34,700)      (35)       (64)      (226)          -             (325)
Other incentive plan activity............         -         -         29          -           -               29
                                          ---------   -------   ----------  --------   -------------   -------------   -------------
Balance at December 31, 2004............. 4,265,310     4,265      7,996     11,047           -           23,308

Net income...............................         -         -          -      1,198           -            1,198           1,198
                                                                                                                       -------------

Comprehensive income.....................         -         -          -          -           -                -           1,198
                                                                                                                       =============

Stock options exercised..................    97,809        98        602        (77)          -              623
Acquisition and retirement of
   common stock..........................  (824,100)     (824)    (1,612)    (5,645)          -           (8,081)
Other incentive plan activity............         -         -         18          -           -               18
                                          ---------   -------   ----------  --------   -------------   -------------
Balance at December 31, 2005............. 3,539,019   $ 3,539      7,004      6,523           -           17,066
                                          =========   =======   ==========  ========   =============   =============

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004, and 2003
      (In Thousands)


                                                           December 31,         December 31,         December 31,
                                                              2005                 2004                 2003
                                                       --------------------  ------------------   ------------------
Cash flows from operating activities:
  Net income.......................................        $  1,198                 1,473                3,785
  Less:  income from discontinued
           operations..............................             990                 1,638                  100
                                                       --------------------  ------------------   ------------------
Income(loss)from continuing operations.............             208                  (165)               3,685
  Adjustments to reconcile net
     income to net cash provided
     (used) by operating activities:
        Depreciation of plant and
          equipment................................              90                   104                  139
        Amortization of intangibles................               -                     -                   57
        Gain on disposition of
          property, plant and equipment............               -                     -               (1,354)
        Gain on sale of SI/BAKER joint
          venture..................................               -                     -               (4,901)
        Amortization of deferred gain on
          sale-leaseback...........................            (165)                 (165)                (138)
        Equity in income of joint venture..........               -                     -                 (256)
        Cash dividends received from
          joint venture............................               -                     -                1,000
        Issuance of common shares
          as interest payment on
          subordinated notes.......................               -                     -                   90
        Other non-cash items
          affecting earnings.......................              18                    29                   36
        Noncash interest charges
          associated with settlement of
          interest rate swap contract..............               -                     -                  292
        Change in operating assets and
          liabilities:
             Receivables...........................            (768)               (1,432)               1,666
             Costs and estimated earnings
               in excess of billings...............            (524)                  358                 (387)
             Inventories...........................               8                  (128)                 204
             Deferred tax expenses.................             343                   310                  (69)
             Prepaid expenses and other
               current assets......................             (97)                  (20)                  (3)
             Other noncurrent assets...............               -                     -                    1
             Accounts payable......................             (55)                   77                  (14)
             Customers' deposits and
               billings in excess of costs
               and estimated earnings..............             802                   249                 (831)
             Accrued salaries, wages,
               and commissions.....................               2                     8                 (205)

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2005, 2004, and 2003
      (In Thousands)


                                                           December 31,         December 31,         December 31,
                                                              2005                 2004                 2003
                                                       --------------------  ------------------   ------------------

             Income taxes payable..................             145                  (417)                 837
             Accrued product warranty..............            (301)                 (224)                  (8)
             Accrued other liabilities.............            (158)                 (129)                (555)
             Deferred compensation.................               -                   (42)                  17
             Net cash provided by
               operating activities of
               discontinued operations.............             601                   114                1,026
                                                     --------------------   -------------------  ------------------
  Net cash provided (used) by
     operating activities..........................             149                (1,473)                 329
                                                     --------------------   -------------------  ------------------

Cash flows from investing activities:
  Proceeds from the sale of Ermanco,
     net of transaction costs and
     post closing adjustments......................          21,508                     -                    -
  Proceeds from sales of short-term
     investments  .................................          10,875                     -                    -
  Purchases of short-term investments..............         (25,685)               (1,900)                   -
  Proceeds from the disposition of
     property, plant and equipment.................               -                     -                2,738
  Proceeds from the divestment of
     joint venture, net of advisory fees...........               -                     -                5,482
  Additions to property, plant and
     equipment.....................................            (150)                  (63)                 (76)
  Net cash used by investing activities
     of discontinued operations....................            (254)                 (198)                (161)
                                                      --------------------   -------------------  ------------------
  Net cash provided (used) by investing
     activities....................................           6,294                (2,161)               7,983
                                                      --------------------   -------------------  ------------------

Cash flows from financing activities:
  Sale of common shares in connection with
     employee incentive stock option plan..........             623                    70                   12
  Repurchase and retirement of
     common stock..................................          (8,081)                 (325)                   -
  Decrease in restricted cash......................               -                     -                  864
  Repayment of long-term debt......................               -                     -               (8,700)
  Settlement of interest rate swap
     contract......................................               -                     -                 (283)
                                                      --------------------   -------------------  ------------------
  Net cash used by financing activities............          (7,458)                 (255)              (8,107)
                                                      --------------------   -------------------  ------------------

  Increase (decrease) in cash
     and cash equivalents..........................          (1,015)               (3,889)                 205
  Cash and cash equivalents,
     beginning of period...........................           1,702                 5,591                5,386
                                                      --------------------   -------------------  ------------------
  Cash and cash equivalents, end of period.........      $      687                 1,702                5,591
                                                      ====================   ===================  ==================

            See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------

Description of Business and Concentration of Credit Risk
--------------------------------------------------------
     The Company's Easton, Pennsylvania operation (hereafter referred to as "SI Systems") is a specialized systems integrator supplying SI Systems' branded automated material handling systems to manufacturing, assembly, order fulfillment, and distribution operations customers located primarily in North America, including the U.S. government. The Company's automated material handling systems are marketed, designed, sold, installed, and serviced by its own staff or subcontractors as labor-saving devices to improve productivity, quality, and reduce costs. SI Systems' branded products are utilized to automate the movement or selection of products and are often integrated with other automated equipment such as conveyors and robots. The Company's integrated material handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique material handling needs. The Company's engineering staff develops and designs computer control programs required for the efficient operation of the systems and for optimizing manufacturing, assembly, and fulfillment operations.
     In the year ended December 31, 2005, five customers accounted for revenues of $2,492,000, $1,990,000, $1,867,000, $1,812,000, and $1,723,000, respectively.
In the year ended December 31, 2004, two customers accounted for revenues of $1,600,000 and $1,184,000, respectively. In the year ended December 31, 2003, two customers accounted for revenues of $1,543,000 and $1,382,000, respectively. No other customers accounted for over 10% of sales.
     The Company's products are sold on a fixed-price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has been accepted. Generally, contract terms are net 30 days for product and parts sales, with progress payments for system-type projects. As of December 31, 2005, three customers owed the Company $792,000, $448,000, and $298,000, respectively, in trade receivables. No other customer owed the Company in excess of 10% of trade receivables. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

Reclassification
----------------
     Certain amounts reported for prior years have been reclassified to conform to the current year's presentation.

Principles of Consolidation
---------------------------
     The consolidated financial statements include the accounts of SI Systems and Ermanco, a wholly owned subsidiary, after elimination of intercompany balances and transactions.

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


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

Allowance for Doubtful Accounts
-------------------------------
     The Company provides an allowance for doubtful accounts determined by a specific identification of individual accounts and other accounts based on historical experience. The Company writes off receivables upon determination that no further collections are probable. The allowance for doubtful accounts was $0 at December 31, 2005 and 2004.

Inventories
-----------
     Inventories are valued at the lower of average cost or market. Inventories primarily consist of materials purchased or manufactured for stock.

Property, Plant and Equipment
-----------------------------
     Plant and equipment generally are depreciated on the straight-line method over the estimated useful lives of individual assets. The ranges of lives used in determining depreciation rates for machinery and equipment is generally 3 - 10 years. Maintenance and repairs are charged to operations; betterments and renewals are capitalized. Upon sale or retirement of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and the resultant gain or loss, if any, is credited or charged to earnings.

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


Intangibles
-----------

Deferred Debt Issuance Costs
----------------------------
     Deferred debt issuance costs are amortized over the period of the related facility. During 2003, the Company prepaid its outstanding term loan with its principal bank and fully expensed the related unamortized debt issuance costs.

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

                        Beginning     Charge/        Cash          Reversal/         Ending
                         Balance      (Credit)     Spending     Reclassification     Balance
                      ------------ ------------- ------------ ------------------- ------------
  2005.............      $   63           -             -               -               63
  2004.............      $   68           -            (5)              -               63
  2003.............      $  216        (264)          (54)            170               68

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


Restructuring (Continued)
-------------
     The $63,000 restructuring accrual at December 31, 2005 primarily relates to professional fees for the 2001 restructuring that are still expected to be paid and are included in accrued other liabilities.
     During 2003, the Company recorded a restructuring credit of $94,000 associated with the reversal of a previously established severance accrual that was no longer required.
     The amount reclassified out of the restructuring accrual and included in accrued pension and retirement savings plan liabilities for the year ended December 31, 2003 was $170,000.

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

                                           Additions
                                          (Reductions)
                                           Charged to
                           Beginning       Costs and                             Ending
                            Balance         Expenses          Deductions         Balance
                          ------------  -----------------  ------------------ --------------
2005....................     $  490           (242)               (59)             189
2004....................     $  714            (70)              (154)             490
2003....................     $  722             24                (32)             714

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

Stock-Based Compensation
------------------------
     The Company grants stock options for a fixed number of shares to employees and non-employee directors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to continue to account for its stock-based compensation plans under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense on options granted to employees for the stock option grants. The Company recognizes compensation expense on options granted to non-employee directors. Additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by FAS 148, is included below. If the Company had elected to recognize stock-based compensation expense for options granted to employees based on the fair value of granted options at the grant date (as determined under FAS 123), net income (in thousands) and basic and diluted earnings per share for the years ended December 31, 2005, 2004, and 2003 would have been as follows:

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


Stock-Based Compensation (Continued)
------------------------

                                              For the Year       For the Year       For the Year
                                                 Ended              Ended               Ended
                                              December 31,       December 31,       December 31,
                                                  2005               2004               2003
                                            -----------------  -----------------   ----------------
Net income, as reported...................     $   1,198             1,473              3,785
Deduct:  total stock-based employee
   compensation determined under
   fair value method, net of related
   tax effects............................           (27)              (91)               (80)
                                            -----------------  -----------------   ----------------
Pro forma net income......................     $   1,171             1,382              3,705
                                            =================  =================   ================

Earnings per share:
   Basic -- as reported....................     $    .29               .34                .89
                                            =================  =================   ================
   Basic -- pro forma......................     $    .29               .32                .87
                                            =================  =================   ================

   Diluted -- as reported..................     $    .29               .34                .87
                                            =================  =================   ================
   Diluted -- pro forma....................     $    .28               .32                .85
                                            =================  =================   ================

     The above pro forma net income and basic and diluted earnings per share were computed using the fair value of granted options at the date of grant as calculated by the Black-Scholes option pricing method. No options were granted to employees during the years ended December 31, 2005, 2004, and 2003.

Earnings Per Share
------------------
     Basic and diluted earnings per share for the years ended December 31, 2005, 2004, and 2003 are based on the weighted average number of shares outstanding. In addition, diluted earnings per share reflect the effect of dilutive securities which include the shares that would be outstanding assuming the exercise of dilutive stock options. The number of shares that would be issued from the exercise has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock.

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------
     In May 2005, the Financial Accounting Standard Board issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. The Company is required to adopt the provisions of this statement, as applicable, beginning in 2006.


(2)      Discontinued Operations -- Sale of Ermanco
---      ------------------------------------------

     On May 20, 2005, the Company and Ermanco entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with TGW Transportgerate GmbH, an Austrian corporation ("Buyer Parent"), and Malibu Acquisition, Inc., a Michigan corporation and wholly owned subsidiary of Buyer Parent ("Buyer"), pursuant to which Paragon agreed to sell to Buyer substantially all of the assets and liabilities of Ermanco, Paragon's conveyor and sortation subsidiary located in Spring Lake, Michigan. The terms of the Asset Purchase Agreement provided that Buyer pay cash in the amount of $23 million (subject to a working capital adjustment and an accounts receivable adjustment) and assume certain liabilities of Ermanco, as more fully described in the Asset Purchase Agreement, a copy of which was filed with the Securities and Exchange Commission on July 1, 2005. At a Special Meeting of Stockholders held on August 3, 2005, the Company received approval from its stockholders to sell substantially all of the assets and liabilities of Ermanco.
     On August 5, 2005, the Company completed the sale of substantially all of the assets and liabilities of Ermanco, and received cash consideration of $23,055,000 (subject to a working capital adjustment and an accounts receivable adjustment). Transaction costs associated with the sale of the assets and liabilities of Ermanco were approximately $1,038,000. During the fourth quarter of 2005, the Company paid approximately $448,000 to the Buyer in connection with the working capital adjustment and $61,000 in connection with the accounts receivable adjustment. Therefore, the Company received cash consideration of $21,508,000, net of transactions costs and the working capital and the accounts receivable adjustments in connection with the sale of the assets and liabilities of Ermanco, thereby resulting in a pre-tax loss on the sale of approximately $964,000.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(2)      Discontinued Operations -- Sale of Ermanco (Continued)
---      ------------------------------------------

     Ermanco and Paragon indemnified the Buyer and Buyer Parent for, among other things, a breach of any representation, warranty, covenant, or agreement set forth under the terms of the Asset Purchase Agreement. Paragon and Ermanco will have no liability to Buyer or Buyer Parent with respect to claims for breaches of representations and/or warranties until the aggregate amount of loss relating to such breaches exceeds $230,000, and then only for such amount that exceeds $230,000. The overall aggregate indemnification liability of Paragon and Ermanco shall not exceed $5,750,000. At the closing of the asset sale, Paragon delivered to the Buyer an irrevocable letter of credit in the amount of $2 million as security for its indemnification obligations. The letter of credit shall remain in place for a period of one year following the closing of the asset sale or longer in the event of any pending dispute thereunder; provided, however, that if a dispute remains pending longer than the one year period following the closing of the asset sale, the amount of the letter of credit shall be reduced to an amount not less than an amount sufficient to resolve such dispute. If applicable, the reduced letter of credit shall remain in place following the one year anniversary of the closing of the asset sale until any pending dispute has been resolved.
     Ermanco and Paragon agreed that for a period of 3 years following the closing of the transaction, each will not solicit any employee, customer, or supplier of Buyer to leave Buyer's employment or alter its business dealings with the Buyer.
     In accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for Ermanco's business activities are reported as a discontinued operation and accordingly, the accompanying consolidated financial statements have been reclassified to report separately the assets, liabilities, and operating results of this discontinued operation.
     The following are the condensed results of operations for Ermanco (in thousands):

                                            December 31,       December 31,        December 31,
                                               2005               2004                2003
                                        ------------------  ------------------  ------------------
Net sales...........................       $   28,132             30,553              25,212
                                        ==================  ==================  ==================

Income from operations
   before income taxes..............       $    2,523              2,487                 175
Income tax expense..................              916                849                  75
                                        ------------------  ------------------  ------------------
Income from operations
   after income taxes...............            1,607              1,638                 100

Loss on sale before
   income taxes.....................             (964)                 -                   -
Income tax benefit..................             (347)                 -                   -
                                        ------------------  ------------------  ------------------
Loss on sale after income
   tax benefit......................             (617)                 -                   -
                                        ------------------  ------------------  ------------------

Income from discontinued
   operations.......................       $      990              1,638                 100
                                        ==================  ==================  ==================

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(2)      Discontinued Operations -- Sale of Ermanco (Continued)
---      ------------------------------------------


   The following is condensed balance sheet data pertaining to Ermanco as of December 31, 2004 (in thousands):

                                                                           As of
                                                                     December 31, 2004
                                                                  -------------------------
Current assets of business held for sale:
   Receivables...........................................                $  4,120
   Inventories...........................................                   1,264
   Other current assets..................................                   1,633
                                                                  -------------------------
     Total current assets of business
       held for sale.....................................                $  7,017
                                                                  =========================

Non-current assets of business held for sale:
   Net property, plant and equipment.....................                $  1,047
   Goodwill..............................................                  17,657
                                                                  -------------------------
     Total non-current assets of business
       held for sale.....................................                $ 18,704
                                                                  =========================

Current liabilities of business held for sale:
   Accounts payable......................................                $  1,554
   Other current liabilities.............................                     899
                                                                  -------------------------
     Total current liabilities of business held
       for sale..........................................                $  2,453
                                                                  =========================

Long-term liabilities of business held for sale:
   Deferred income taxes payable.........................                $  2,403
                                                                  =========================


(3)      Uncompleted Contracts
---      ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows (in thousands):

                                                       December 31, 2005         December 31, 2004
                                                    ----------------------    -----------------------
Costs and estimated earnings on
   uncompleted contracts..........................        $  11,592                     6,884
Less:  billings to date...........................          (13,020)                   (8,034)
                                                    ----------------------    -----------------------
                                                          $  (1,428)                   (1,150)
                                                    ======================    =======================

Included in accompanying balance sheets under
   the following captions:
     Costs and estimated earnings
       in excess of billings......................        $     616                        92
     Customers' deposits and billings in
       excess of costs and estimated
       earnings...................................           (2,044)                   (1,242)
                                                    ----------------------    -----------------------
                                                          $  (1,428)                   (1,150)
                                                    ======================    =======================

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(4)      Line of Credit
---      --------------

     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. Effective August 5, 2005, the Company issued a $2,000,000 letter of credit in connection with the sale of substantially all of the assets and liabilities of Ermanco, thereby reducing the amount of available line of credit to $2,800,000. As of December 31, 2005, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2006. The Company expects to renew the line of credit facility under similar terms and conditions during 2006.
     The line of credit facility contains various non-financial covenants and is secured by all accounts receivable and inventory. The Company was in compliance with all covenants as of December 31, 2005.


(5)      Long-Term Debt
---      --------------

     In 2003, the Company prepaid all of its outstanding term and subordinated debt. The settlement of the subordinated debt resulted in a gain of $150,000, which is included in interest expense.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(6)      Stock Options
---      -------------

     The following is a summary of options available for grant and changes in options outstanding under the Company's 1997 Equity Compensation Plan ("ECP") for the years ended December 31, 2005, 2004, and 2003:

                                                 2005                          2004                          2003
                                       -------------------------     -------------------------    ------------------------
                                                       Weighted                     Weighted                     Weighted
                                                        Average                      Average                      Average
                                         Number of     Exercise        Number of    Exercise        Number of    Exercise
                                       Stock Options     Price       Stock Options    Price       Stock Options    Price
                                        Outstanding    Per Share      Outstanding   Per Share      Outstanding   Per Share
                                       -------------   ---------     -------------  ---------     -------------  ---------
1997 ECP:
   Balance as of January 1.......          209,783      $  7.11        339,122       $  7.40         525,516      $  7.78
   Granted.......................                -            -              -             -               -            -
   Exercised.....................         (105,648)        6.83        (67,789)         7.40         (39,706)        6.67
   Lapsed........................          (65,600)        7.11        (61,550)         8.40        (146,688)        8.95
                                       -------------   ---------     -------------  ---------     -------------  ---------
   Balance as of December 31.....           38,535      $  7.86        209,783       $  7.11         339,122      $  7.40
                                       =============   ==========    =============  =========     =============  =========

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(6)      Stock Options (Continued)
---      -------------

     The following table summarizes information about stock options outstanding as of December 31, 2005:

                  Options Outstanding                            Options Exercisable
  -----------------------------------------------------    --------------------------------
                        Number of          Remaining                           Number of
    Exercise          Stock Options          Life            Exercise        Stock Options
     Price             Outstanding          (Years)           Price           Exercisable
  -------------     -----------------    --------------    -----------     ----------------
     $7.50                18,535               .61            7.50              18,535
      8.12                10,000              1.47            8.12               7,500
      8.27                10,000              1.27            8.27               7,500
  -------------     -----------------    --------------    -----------     ----------------
     $7.86                38,535              1.12            7.81              33,535
  =============     =================    ==============    ===========     ================

     In July 1997, the stockholders adopted the 1997 Equity Compensation Plan ("ECP"), which will expire in July 2007. The ECP provides for grants of stock options, restricted stock, and stock appreciation rights to selected employees, key advisors who perform valuable services, and directors of the Company. In addition, the ECP provides for grants of performance units to employees and key advisors. The ECP, as amended by shareholders in August 2000 and June 2001, authorizes up to 1,012,500 shares of common stock for issuance pursuant to the terms of the plan. Under the Company's ECP, officers, directors, and key employees have been granted options to purchase shares of common stock at the market price at the date of grant. The Company recognizes compensation expense on options granted to non-employee directors. Options become exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options are fully exercisable. As of December 31, 2005, 38,535 options are outstanding under the plan, and all options have a term of five years.


(7)      Employee Benefit Plans
---      ----------------------

     The Company previously maintained a defined benefit plan for employees covered by its collective bargaining agreement. Retirement benefits were based on the employee's years of service multiplied by the appropriate monthly benefit amount. Employee compensation did not impact pension benefits. During the plan's existence, the Company's policy was to fund the plan in compliance with applicable laws and regulations. See Restructuring in Note 1 of the Notes to Consolidated Financial Statements for a discussion of the $170,000 pension credit recorded in 2003.
     The Company has a defined contribution Retirement Savings Plan for its employees. Employees age 21 and above, with at least one year of service, are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company contributes 2% of base pay to each eligible employee's account and, in addition, matches 50% of the first 4% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions in the form of cash as determined annually by the Company's Board of Directors. Total expense for the Retirement Savings Plan was $129,000, $132,000, and $112,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(8)      Income Taxes

     The provision for income tax expense (benefit) associated with continuing operations consists of the following (in thousands):

                                           For the Year         For the Year          For the Year
                                              Ended                Ended                 Ended
                                           December 31,         December 31,          December 31,
                                               2005                 2004                  2003
                                        ------------------   ------------------    ------------------
Federal  - current..................         $ (251)                (418)                1,970
         - deferred.................            338                  330                  (267)
                                        ------------------   ------------------    ------------------
                                                 87                  (88)                1,703
                                        ------------------   ------------------    ------------------

State    - current..................              1                    2                   390
         - deferred.................              5                  (20)                  256
                                        ------------------   ------------------    ------------------
                                                  6                  (18)                  646
                                        ------------------   ------------------    ------------------

Foreign  - current..................              -                    -                     -
                                        ------------------   ------------------    ------------------
                                             $   93                 (106)                2,349
                                        ==================   ==================    ==================

     The income tax expense (benefit) was allocated as follows (in thousands):

                                           For the Year         For the Year          For the Year
                                              Ended                Ended                 Ended
                                           December 31,         December 31,          December 31,
                                               2005                 2004                  2003
                                        ------------------   ------------------    ------------------

Continuing operations...............         $   93                 (106)                2,349
Discontinued operations.............            569                  849                    75
                                        ------------------   ------------------    ------------------
                                             $  662                  743                 2,424
                                        ==================   ==================    ==================

     The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate associated with continuing operations is (in thousands):

                                           For the Year         For the Year          For the Year
                                              Ended                Ended                 Ended
                                           December 31,         December 31,          December 31,
                                               2005                 2004                  2003
                                        ------------------   ------------------    ------------------
Computed tax expense (benefit)
   at statutory rate of 34%.........         $  102                  (92)                2,051
Increase (reduction) in taxes
   resulting from:
     State income taxes, net of
       federal benefit..............              4                  (12)                  426
     Equity in income of joint
       venture and dividend
       received deduction from
       joint venture distribution...              -                    -                  (272)
     Tax-exempt interest............            (86)                  (2)                    -
     Miscellaneous items............             73                    -                   144
                                        ------------------    -----------------    ------------------
                                           $     93                 (106)                2,349
                                        ==================    =================    ==================

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(8)      Income Taxes (Continued)
---      ------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities associated with continuing operations at December 31, 2005 and 2004 are presented below (in thousands):

                                                               December 31,         December 31,
                                                                  2005                  2004
                                                            -----------------    -----------------
Deferred tax assets:
   Net operating and built-in loss carryforward
     (federal loss of $86 expires through 2007)...........       $  190                  245
   Inventories............................................          148                  143
   Accrued restructuring costs............................           24                   24
   Accrued warranty costs.................................           73                  189
   Accruals for other expenses, not yet deductible
     for tax purposes.....................................          265                  413
                                                            -----------------    -----------------
       Total gross deferred tax assets....................          700                1,014
                                                            -----------------    -----------------
Deferred tax liabilities:
   Plant and equipment, principally due to
     differences in depreciation..........................          (29)                (37)
   Prepaid expenses.......................................         (115)                (78)
                                                            -----------------    -----------------
       Total gross deferred tax liabilities...............         (144)               (115)
                                                            -----------------    -----------------
       Net deferred tax assets............................       $  556                 899
                                                            =================    =================

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2005.


(9)      Contingencies
---      -------------

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.


(10)     Commitments and Related Party Transactions
----     ------------------------------------------

     The Company's principal office is located in a 173,000 square foot, concrete, brick, and steel facility in Easton, Pennsylvania. In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $18,234 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit. The lease expires on February 21, 2008. In accordance with SFAS 13 and SFAS 28, the leaseback

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(10)     Commitments and Related Party Transactions (Continued)
----     ------------------------------------------------------

does not meet the criteria for classification as a capital lease; hence, it is classified as an operating lease. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The seller-lessee (Company) retained more than a minor part (25,000 square feet) but less than substantially all of the use of the property (173,000 square feet) through the leaseback and realized a profit on the sale in excess of the present value of the minimum lease payments over the lease term. The present value of the stream of lease payments utilizing the Company's incremental borrowing rate of 10.0% was $826,000. The $826,000 of deferred profit is amortized in equal amounts as a reduction in rent expense over the five-year term of the lease. During the years ended December 31, 2005, 2004, and 2003, $165,000, $165,000, and $138,000, respectively, of the deferred gain was recognized.
     Total rental expense in the years ended December 31, 2005, 2004, and 2003 approximated $231,000, $222,000, and $187,000, respectively.
     Future minimum rental commitments at December 31, 2005 are as follows (in thousands):

                                                       Operating Leases
                                                     --------------------
    2006............................................       $  224
    2007............................................          231
    2009............................................           34
    2009............................................            -
    2010............................................            -
                                                     --------------------
     Total .........................................       $  489
                                                     ====================

     On September 20, 2005, the Board of Directors of the Company, upon the recommendation of the Board's Nominating Committee, unanimously voted to elect Mr. Joel L. Hoffner as a Director of the Company to fill the vacancy created by the resignation of Mr. Steven Shulman on August 8, 2005. Mr. Hoffner had been a consultant to SI Handling Systems, Inc. and Paragon Technologies for various marketing and business evaluation assignments during the last ten years. From September 1, 2005 through December 31, 2005, Mr. Hoffner provided consulting services related to the Company's corporate development pursuant to the terms of a consulting agreement by and between the Company and The QTX Group dated September 1, 2005. In consideration for their services, The QTX Group received $7,500 per month and reimbursement for all reasonable and necessary out-of-pocket expenses directly incurred by Mr. Hoffner during the term of his engagement with the Company. The parties terminated the consulting agreement with The QTX Group on January 1, 2006, the time Mr. Hoffner's appointment as President and Chief Executive Officer of the Company became effective. Consulting expenses associated with The QTX Group in the years ended December 31, 2005, 2004, and 2003 approximated $44,000, $10,000, and $0, respectively.
     On November 15, 2005, the Company announced the repurchase of 100,000 shares (or 2.67%) of its common stock in a private sale transaction for $975,000 (or $9.75 per share) from L. Jack Bradt, a member of the Company's Board of Directors. The Company's non-interested Audit Committee members and the Board of Directors approved the repurchase of Mr. Bradt's shares. The closing market price of the Company's common stock on November 14, 2005 was $10.09 per share.
     See Note 12 of Notes to Consolidated Financial Statements for transactions related to the Company's former SI/BAKER joint venture.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(11)     Cash Flow Information
----     ---------------------

   Supplemental disclosures of cash flow information for the years ended December 31, 2005, 2004, and 2003 are as follows (in thousands):

                                               For the Year         For the Year       For the Year
                                                  Ended                Ended               Ended
                                               December 31,         December 31,       December 31,
                                                   2005                 2004               2003
                                             ----------------    -----------------   ----------------
Supplemental disclosures of cash
  flow information:
     Cash paid during the period for:
       Interest..........................       $      1                  4                 456
                                             ================   =================   ================

       Income taxes......................       $  2,718                512                 720
                                             ================   =================   ================

Supplemental disclosures of
  noncash investing and financing
  activities:
     Equity impact from exercise of
       non-qualified stock options.......       $      -                  -                  40
                                             ================   =================   ================

     Withholding of common shares
       for income tax withholding
       obligations arising from
       exercise of non-qualified
       stock options.....................       $      -                 -                 (31)
                                             ================   =================   ================


(12)     Joint Ventures
----     --------------

   On September 19, 2003, the Company sold its entire ownership interest in its SI/BAKER joint venture. Prior to the sale, the Company had entered into various transactions with its former SI/BAKER joint venture as follows:

                                                                                        2003
                                                                                 ------------------
Statements of Operations Data
  (in thousands):
     Systems and services sold under various subcontracts...............              $     62
     Reimbursement for administrative and other
       services provided................................................                     9
     Royalty income.....................................................                   226

   Summary operating results prior to the sale of the Company's former SI/BAKER joint venture are set forth in the following table (in thousands):

                                                                                        2003
                                                                                 ------------------
Net sales...............................................................              $ 11,279
                                                                                 ==================

Net earnings............................................................               $   513
                                                                                 ==================

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(13)     Quarterly Financial Information (Unaudited)
----     -------------------------------

       Selected Quarterly Financial Data
       ---------------------------------
       (In thousands, except per share amounts)

For the Year Ended                                    First          Second          Third           Fourth
December 31, 2005                                    Quarter         Quarter        Quarter         Quarter
-----------------------------------------------   -------------  --------------  -------------   -------------
Net sales.................................         $   3,866         3,729           4,101           4,980
Gross profit on sales.....................         $   1,092           890           1,127           1,427
Income (loss) from continuing
operations................................         $      64          (110)             61             193
Income (loss) from discontinued
operations, net of income taxes...........               130           819              80             (39)
                                                  -------------  --------------  -------------   -------------
Net income................................         $     194           709             141             154
                                                  =============  ==============  =============   =============

Basic earnings (loss) per share:
Income (loss) from continuing
operations................................         $     .02          (.03)            .01             .05
Income (loss) from discontinued
operations................................               .03           .20             .02            (.01)
                                                  -------------  --------------  ------------- - -------------
Net income................................         $     .05           .17             .03             .04
                                                  =============  ==============  =============   =============

Diluted earnings (loss) per share:
Income (loss) from continuing
operations................................         $     .02          (.03)            .01             .05
Income (loss) from discontinued
operations................................               .03           .20             .02            (.01)
                                                  -------------  --------------  -------------   -------------
Net income................................         $     .05           .17             .03             .04
                                                  =============  ==============  =============   =============



For the Year Ended                                    First          Second          Third           Fourth
December 31, 2004                                    Quarter         Quarter        Quarter         Quarter
-----------------------------------------------   -------------  --------------  -------------   -------------
Net sales.................................         $   2,913         2,496           3,111           3,182
Gross profit on sales.....................         $     900           842           1,097           1,048
Income (loss) from continuing
operations................................         $    (17)           (98)             44             (94)
Income from discontinued
operations, net of income taxes...........               358           227             421             632
                                                  -------------  --------------  -------------   -------------
Net income................................         $     341           129             465             538
                                                  =============  ==============  =============   =============

Basic earnings (loss) per share:
Income (loss) from continuing
operations................................         $       -          (.02)            .01            (.02)
Income from discontinued
operations................................               .08           .05             .10             .15
                                                  -------------  --------------  -------------   -------------
Net income................................         $     .08           .03             .11             .13
                                                  =============  ==============  =============   =============

Diluted earnings (loss) per share:
Income (loss) from continuing
operations................................         $       -          (.02)            .01            (.02)
Income from discontinued
operations................................               .08           .05             .10             .14
                                                  -------------  --------------  -------------   -------------
Net income................................         $     .08           .03             .11             .12
                                                  =============  ==============  =============   =============

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(13)     Quarterly Financial Information (Unaudited) (Continued)
----     -------------------------------------------------------

   See Discontinued Operations - Sale of Ermanco in Note 2 of the Notes to Consolidated Financial Statements for further information regarding the sale of substantially all of the assets and liabilities of Ermanco in the third quarter of 2005.


(14)     Stock Repurchase Program
----     ------------------------

   On August 12, 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. On August 3, 2005, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $1,000,000 of the Company's common stock to up to $5,000,000. On August 19, 2005, the Company announced the repurchase of an aggregate of 359,200 shares (or 8.3%) of its common stock in a private sale transaction for an aggregate of approximately $3,502,000 (or $9.75 per share) from Leon C. Kirschner, the Company's former Chief Operating Officer, and Steven Shulman, a former director of the Company. In these transactions, the Company, with authorization from its Board of Directors, repurchased 190,091 shares from Mr. Kirschner for approximately $1,853,000 and 169,109 shares from Mr. Shulman for approximately $1,649,000, which represented their holdings of the Company's common stock, and retired the shares. The closing market price of the Company's common stock on August 18, 2005 was $12.60 per share.
   Mr. Kirschner, who also served as the Chief Executive Officer of the Company's former wholly owned subsidiary, Ermanco Incorporated, resigned as an officer and employee of the Company on August 5, 2005, the day on which the Company completed its sale of substantially all of the assets and liabilities of Ermanco Incorporated. Mr. Shulman resigned as a director of the Company on August 8, 2005. Mr. Shulman became a director of the Company as a result of the Company's purchase of Ermanco on September 30, 1999.
   On August 31, 2005, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $5,000,000 of the Company's common stock to up to $8,828,000.
   On November 15, 2005, the Company announced the repurchase of 100,000 shares (or 2.67%) of its common stock in a private sale transaction for $975,000 (or $9.75 per share) from L. Jack Bradt, a member of the Company's Board of Directors. The Company's non-interested Audit Committee members and the Board of Directors approved the repurchase of Mr. Bradt's shares. The closing market price of the Company's common stock on November 14, 2005 was $10.09 per share.
   On December 5, 2005, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $8,828,000 of the Company's common stock to up to $10,000,000. During the year ended December 31, 2005, the Company repurchased 824,100 shares of common stock at a weighted average cost, including brokerage commissions, of $9.81 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2005 were $8,080,882. Through December 31, 2005, the Company repurchased 858,800 shares of common stock at a weighted average cost, including brokerage commissions, of $9.79 per share. Cash expenditures for the stock repurchases since the inception of the program were $8,406,514. As of December 31, 2005, $1,593,486 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(14)     Stock Repurchase Program (Continued)
----     ------------------------

expiration date with regard to the stock repurchase program. All shares of common stock that were repurchased by the Company since the inception of the program were subsequently retired.


Item 9.       Changes in and Disagreements with Accountants on Accounting and
-------       ---------------------------------------------------------------
              Financial Disclosure
              --------------------

     None.


Item 9A.      Controls and Procedures
--------      -----------------------

     (a)   Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms.

     (b)   Changes in Internal Control Over Financial Reporting

     There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company's most recent fiscal year that has materially affected, or that is reasonably likely to materially affect the Company's internal control over financial reporting.


Item 9B.      Other Information
--------      -----------------

     Not applicable.

                                    PART III
                                    --------

Item 10.      Directors and Executive Officers of the Registrant
--------      --------------------------------------------------


     Information concerning the Company's directors is as follows:

               Name, Other Positions or Offices With The Company                 Director    Age
                  and Principal Occupation for Past Five Years                    Since
------------------------------------------------------------------------------------------- ------
L. Jack Bradt..................................................................    1958       77
L. Jack Bradt was the founder in 1958,  and for 30 years until his retirement in
   1987,  President  and  CEO of SI  Handling  Systems,  Inc.,  renamed  Paragon
   Technologies,  Inc. shortly after the Company acquired Ermanco  Incorporated.
   Mr.  Bradt has  continued as a director of the Company  since its  inception.
   He is  active  as a  director  in a number  of  local,  state,  and  national
   organizations   involved  in  business,   education,   human  services,   and
   government.

Joel L. Hoffner...............................................................     2005       61
Joel L. Hoffner  became  President  and CEO of the Company on January 1, 2006,
   and  a  director  of  the  Company  on  September  20,  2005.  Mr.  Hoffner
   previously  served as Vice  President  of Product  Management  (June 1992 -
   June 1995),  Vice President of Engineering  (May 1987 - January 1988),  and
   Director  of  Engineering  (July 1985 - May 1987) at SI  Handling  Systems,
   Inc.,  renamed  Paragon  Technologies,   Inc.  shortly  after  the  Company
   acquired  Ermanco  Incorporated.  In 1993,  Mr.  Hoffner also served as CEO and founder of  SI/BAKER,  INC.,  a joint  venture  between the Company and
   Automated  Prescription  Systems,  Inc.  that  provided  order  fulfillment systems to the mail order pharmacy market.

In 1995, Mr. Hoffner became the President of E&E Corporation, and through Decem
   31, 2005 he was the Managing Director of The QTX Group.  Both companies provided consultative due diligence and enterprise evaluation services to investment banking institutions worldwide, to process and manufacturing industries, and to warehousing and distribution operations.  Mr. Hoffner had been a consultant to SI Handling Systems, Inc. and Paragon
   Technologies for various marketing and business evaluation assignments
   during the last ten years.                                                  ber

Theodore W. Myers.............................................................     2002       62
Theodore  W.  Myers is the  Chairman  of the Board of the  Company  since June
   2002. Mr. Myers retired from Tucker Anthony Sutro, an investment banking firm, where he was First Vice President and Branch Manager of the
   Phillipsburg, New Jersey satellite office, where he served from 1991 to 2000.

Item 10.      Directors and Executive Officers of the Registrant (Continued)
--------      --------------------------------------------------


               Name, Other Positions or Offices With The Company                 Director
                 and Principal Occupation for Past Five Years                     Since      Age
------------------------------------------------------------------------------------------- ------
Anthony W. Schweiger..........................................................     2001       64
Anthony W.  Schweiger  is  President  and CEO of The  Tomorrow  Group,  LLC, a
   governance and  management  consultancy.  He is also Managing  Principal of
   e-brilliance,   LLC,  a  software   and  IT  education   consultancy.   Mr.
   Schweiger's  business  experience includes  governance  oversight,  capital market management, risk management, technology, and strategic planning.

Since 1992, he has been a director and Governance Chair of Radian Group Inc., a NYSE traded global provider of credit enhancement products. He also serves on Radian's Compensation and Investment Committees. Between 2004 and 2005, Mr.
   Schweiger was a director and Audit Chair and Governance Chair of United
   Financial Mortgage Corp. In his capacity as a consultant, Mr. Schweiger advises various service and technology businesses on governance, operational, and strategic issues.

Leonard S. Yurkovic...........................................................     2002       68
Leonard S.  Yurkovic  returned to the Company as President  and CEO in October
   2003 and retired from the Company as President and CEO on December 31, 2005.
   Mr. Yurkovic started with the Company in 1979 as Vice President - Finance.
   Throughout the 1980s, Mr. Yurkovic was appointed to several executive-level positions at the Company, having been named President and Chief Operating
   Officer in 1985, Managing Director of European Operations in 1987, and then
   President and Chief Executive Officer in 1988. Mr. Yurkovic originally retired from the Company as CEO and a member of the Board of Directors in
   1999.

     The names, ages, and offices with the Company of its executive officers are as follows:

          Name               Age                                Office
          ----               ---                                ------
 Joel L. Hoffner              61      President and Chief Executive Officer, Director
 William J. Casey             62      Executive Vice President
 John F. Lehr                 45      Vice President
 Ronald J. Semanick           44      Vice President - Finance, Chief Financial Officer,
                                         Treasurer, and Secretary

     Information regarding Mr. Hoffner is provided above.
     Mr. Casey whose career with the Company spans 38 years, rejoined the Company on December 29, 2003 as Vice President of SI Systems Production & Assembly after a two and a half year absence. Mr. Casey was appointed Executive Vice President of the Company and President of SI Systems Production & Assembly on October 14, 2005. From July 2001 to December 2003 Mr. Casey held an executive position with The Casey Group, an information technology firm specializing in providing Enterprise Services in IT management, integration, and outsourcing. Previously (1965-2001), Mr. Casey held a variety of senior management positions at Paragon Technologies including Executive Vice President, Vice President Sales and Marketing, and Director of Sales. Mr. Casey is a well known leader in the material handling industry. A member of the Conveyor Equipment Manufacturers Association (CEMA) for over 24 years, acting as Board President in 2002-2003, Mr. Casey has served on its Board of Directors since 1997 and

Item 10.      Directors and Executive Officers of the Registrant (Continued)
--------      --------------------------------------------------


chaired numerous committees. Mr. Casey received a Bachelor's Degree in Business and Commerce from Rider University.
     Mr. Lehr joined the Company as the Director of Sales and Marketing of SI Systems Order Fulfillment on April 18, 2005. Mr. Lehr was appointed Vice President of the Company and Managing Director of Order Fulfillment on October 14, 2005. With over 22 years of experience in the material handling systems integration industry, Mr. Lehr has specific expertise in the design, sale and implementation of highly automated distribution centers. Mr. Lehr has managed facilities projects in North America, South America, and Europe across a wide range of wholesale and retail distribution markets. Over the past 5 years, Mr. Lehr has focused on the development of industry specific analytical processes and tools that assist clients in the resolution of complex distribution problems. These processes have contributed to the success of over $100 million dollars of automated systems projects. From 2003 to 2005 Mr. Lehr was President of Genesys Systems. Mr. Lehr served as Managing Partner of Novare-Solutions from 2000 to 2003 and from 1999 to 2000 he held various positions at W&H Systems, a systems integrator, ranging from Project Manager to Vice President. Mr. Lehr received a Bachelor's Degree in Industrial Design from the University of Bridgeport.
     Mr. Semanick was appointed Vice President - Finance, Chief Financial Officer, and Treasurer of the Company on May 10, 2000, and was appointed Secretary of the Company on July 13, 1994. Previously, Mr. Semanick held the positions of Controller, Manager of Financial Accounting, Senior Financial Accountant, and Financial Accountant. Prior to joining the Company in 1985, Mr. Semanick was employed as a Certified Public Accountant by Arthur Andersen & Company of Philadelphia, Pennsylvania. Mr. Semanick received a Bachelor's Degree in Accounting from Moravian College and his MBA in Finance from Wilkes University. Mr. Semanick is a Certified Public Accountant in Pennsylvania, and is a member of the Pennsylvania and American Institutes of Certified Public Accountants.


           SECTION 16(a) -- BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
           ----------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based on our records and other information, we believe that in 2005 all of our directors and executive officers met all applicable Section 16(a) filing requirements with the exception of one late report for Mr. Schweiger. Mr. Schweiger inadvertently did not report the sale of 10,700 shares on September 30, 2005 until a Form 5 filing made on December 14, 2005.

                      -----------------------------------

Audit Committee
---------------
     The Audit Committee consists of three directors, Messrs. Bradt, Myers, and Schweiger, all of whom are considered "independent" within the meaning of the rules of the Securities and Exchange Commission and the American Stock Exchange. The Board of Directors has further determined that all of the Audit Committee members are "financially literate," and that based on Mr. Schweiger's education, his previous experience as a chief financial officer and chief executive officer, his participation on other audit committees, and his professional experience, Mr. Schweiger is an "audit committee financial expert" within the meaning of the rules of the Securities and Exchange Commission and, therefore, Mr. Schweiger qualifies as a financially sophisticated audit committee member within the meaning of the rules of the American Stock Exchange. No member of the Audit Committee simultaneously serves on the audit committees of more than three public companies.

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

                      -----------------------------------

Item 11.      Executive Compensation
--------      ----------------------

     Set forth below is certain information relating to compensation received by the Company's Chief Executive Officer and other executive officers (the "Named Executive Officers") of the Company.

                           Summary Compensation Table
                           --------------------------

                                                                                           Long Term
                                                                                         Comp. Awards
                           Fiscal                                      Other Annual      -------------       All Other
                            Year          Salary          Bonus        Compensation      Stock Options      Compensation
  Name and Position        Ended          ($)(1)           ($)            ($)(2)            (#)(3)             ($)(4)
---------------------     --------      ----------      ---------      ------------      -------------      ------------
Leonard S. Yurkovic       12/31/05      $  217,423       $    -          $ 9,600               -              $ 32,661
   President and          12/31/04         212,160            -            9,600               -                28,838
   Chief Executive        12/31/03          48,960            -            2,215               -                 7,894
   Officer (5)

William J. Casey          12/31/05         138,789            -            9,600               -                 5,552
   Executive Vice         12/31/04         123,023            -            9,600               -                 5,161
   President (6)          12/31/03               -            -                -               -                     -

John F. Lehr              12/31/05         104,423            -            7,569               -                26,000
   Vice                   12/31/04               -            -                -               -                     -
   President (7)          12/31/03               -            -                -               -                     -

Ronald J. Semanick        12/31/05         123,743            -            9,600               -                 4,950
   Vice President -       12/31/04         119,755            -            9,600               -                 4,967
   Finance, Chief         12/31/03         112,236            -            9,969               -                 4,843
   Financial Officer,
   and Treasurer

Leon C. Kirschner         12/31/05         165,964            -            6,400               -                 1,983
   Chief Operating        12/31/04         272,328            -            9,600               -                 2,050
   Officer and            12/31/03         260,545            -            9,600               -                 2,000
   President of
   Ermanco
   Incorporated (8)






Item 11.      Executive Compensation (Continued)
--------      ----------------------


Summary Compensation Table (Continued)
--------------------------

(1) This column includes employee pre-tax contributions to the Company's 401(k) retirement savings plans.

(2) This column consists of an auto allowance for the business usage of personal automobiles. The monthly auto allowance is $800.

(3) Options become exercisable in increments of 25% on the anniversary date of the grant. Thus, at the end of four years the options are fully exercisable. All options have a term of five years.

(4) This column includes the amounts expensed for financial reporting purposes for Company contributions to the Company's 401(k) retirement savings plans pertaining to basic, matching, and profit sharing contributions for all Named Executive Officers. This column includes meals and lodging expenses of $16,905, $20,515, and $6,262 for 2005, 2004, and 2003, respectively, for
     Mr. Yurkovic while away from his Maryland residence and working at the Company's headquarters in Easton, Pennsylvania. This column also includes the payment of unused vacation of $10,086 paid to Mr. Yurkovic upon his retirement, and the payment of commissions of $26,000 to Mr. Lehr.

(5) Mr. Yurkovic became President and Chief Executive Officer of the Company in October 2003. His fiscal year 2003 compensation represents compensation from October 2003 through December 2003. Mr. Yurkovic retired from his position as President and CEO of the Company on December 31, 2005.

(6) Mr. Casey rejoined the Company on December 29, 2003 and became Executive Vice President of the Company on October 14, 2005. His fiscal year 2005 compensation represents compensation for the entire fiscal year 2005.

(7) Mr. Lehr joined the Company on April 18, 2005 and became a Vice President of the Company on October 14, 2005. His fiscal year 2005 compensation represents compensation from April 2005 through December 2005.

(8) Mr. Kirschner, who also served as the Chief Executive Officer of the Company's former wholly owned subsidiary, Ermanco Incorporated, resigned as an officer and employee of the Company on August 5, 2005, the day on which the Company completed its sale of substantially all of the assets and liabilities of Ermanco Incorporated. His fiscal year 2005 compensation represents compensation from January 1, 2005 through August 5, 2005.

--------      ----------------------


Stock Options Granted to Named Executive Officers During the Year Ended December 31, 2005.

There were no options for the purchase of the Company's common stock awarded to the Named Executive Officers during the year ended December 31, 2005.

Stock Options Exercised During the Year Ended December 31, 2005 and Held by Named Executive Officers as of December 31, 2005.

     The following table sets forth certain information regarding options for the purchase of the Company's common stock that were exercised and/or held by the Company's Named Executive Officers during the year ended December 31, 2005.

         Aggregated Option Exercises in the Year Ended December 31, 2005
                           and Year-End Option Values

                                                          Number of            Value of
                                                        Shares Covered        Unexercised
                              # of                      By Unexercised       In-The-Money
                             Shares                       Options at          Options at
                            Acquired                  December 31, 2005    December 31, 2005
                               On           Value        Exercisable/        Exercisable/
          Name              Exercise      Realized      Unexercisable        Unexercisable
-------------------        -----------   ----------   -----------------    -------------------
Leonard S. Yurkovic             -         $      -       7,500/2,500          $ 13,725/4,575
William J. Casey                -                -          - / -                   - / -
John F. Lehr                    -                -          - / -                   - / -
Ronald J. Semanick           14,548 (1)     84,331           2,535/0                 6,211/0
Leon C. Kirschner            25,000 (2)    122,375          - / -                    - / -

(1) On August 16, 2005, Mr. Semanick acquired 14,548 shares of common stock by exercising 14,548 options to obtain the shares.
(2) On September 1, 2005, Mr. Kirschner acquired 25,000 shares of common stock by exercising 25,000 options to obtain the shares.

                      -----------------------------------

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

--------      ----------------------


COMPENSATION OF DIRECTORS (Continued)

     Effective February 20, 2006, the Board of Directors made the following changes to Board of Directors' compensation relating to Meeting fees: non-employee directors serving on Committees of the Board of Directors receive meeting fees of $1,500 for Audit Committee Meetings and $1,000 for all other Committee Meetings of the Board of Directors. The Chairman of the Board and other non-employee directors receive a fee of $1,500 for each Board Meeting attended. There is no longer a differentiation in fees for Board Meetings or Committee Meetings held by telephone conference.
     The Company permits its directors, at their election, to defer receipt of payment of directors' fees. During the year ended December 31, 2005, no directors' fees were deferred. Deferred directors' fees accrue interest at the prime rate of interest charged by the Company's principal bank or may be invested in units equivalent to shares of common stock of the Company. During the year ended December 31, 2005, distributions under the Directors' Deferred Compensation Plan totaled $47,829.
     Under the Company's 1997 Equity Compensation Plan, directors are eligible to receive grants of stock options at the discretion of the Company's Board of Directors. No grant of stock options were made to any directors in 2005.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is currently comprised of Mr. Schweiger, Chairman, and Messrs. Bradt and Myers. Mr. Bradt was formerly the CEO of the Company until 1987. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Item 12.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------
              and Related Stockholder Matters
              -------------------------------


     The following table sets forth certain information as of March 22, 2006 (unless otherwise noted) regarding the ownership of common stock (i) by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock, (ii) by each director or nominee for election as a director of the Company, (iii) by the executive officers of the Company named in the Summary Compensation Table, and (iv) by all current executive officers and directors of the Company as a group. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                             Number of         Right to Acquire
                                               Shares            Under Options
                                            Beneficially          Exercisable           Percentage
Beneficial Owner (1)                           Owned            Within 60 Days         of Class (2)
--------------------                        -------------     -------------------     --------------
Emerald Advisers, Inc. (3)..............       919,065                   -                25.9%
   1703 Oregon Pike
   Suite 101
   Lancaster, PA  17601

L. Jack Bradt (4).......................       222,324                   -                 6.3%
   580 Riverwoods Way
   Bethlehem, PA  18018

Joel L. Hoffner (5).....................         5,000                   -                    *

Theodore W. Myers (6)...................        26,200              10,000                 1.0%

Anthony W. Schweiger ...................        19,300              10,000                    *

Leonard S. Yurkovic.....................        19,000               7,500                    *

William J. Casey (5)....................         2,500                   -                    *

John F. Lehr (5)........................         2,500                   -                    *

Ronald J. Semanick (5)..................        17,048               2,535                    *

All current directors and
   executive officers as a group
   (8 persons) (4) (5) (6)..............       313,872              30,035                 9.6%

-----------------------------------------

*Less than 1%.

(1) Unless otherwise indicated, the address for each stockholder listed on the table is c/o Paragon Technologies, Inc., 600 Kuebler Road, Easton, Pennsylvania 18040.

(2) The percentage for each individual, entity or group is based on the aggregate number of shares outstanding as of March 22, 2006 (3,551,519) and all shares issuable upon the exercise of outstanding stock options held by each individual or group that are presently exercisable or exercisable within 60 days after March 22, 2006.

(3)  This information is presented in reliance on information disclosed in a
     Schedule 13G/A filed with the Securities and Exchange Commission on January 31, 2006.

(4) Includes 51,262 shares held by members of Mr. Bradt's immediate family. Mr. Bradt disclaims beneficial ownership of such shares.






Item 12.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------
              and Related Stockholder Matter (Continued)
              ------------------------------


(5) Includes restricted shares awarded on March 8, 2006 under the Company's 1997 Equity Compensation Plan to Messrs. Hoffner (5,000 shares), Casey (2,500 shares), Lehr (2,500 shares), and Semanick (2,500 shares). The restricted stock grants vest on March 8, 2010, the four-year anniversary date of the grants.

(6) Includes 2,800 shares held by members of Mr. Myers' immediate family. Mr. Myers disclaims beneficial ownership of such shares.


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

                                         (a)                   (b)                    (c)
                                 --------------------  --------------------  -----------------------
                                                                                    Number of
                                                                                    securities
                                                                                    remaining
                                      Number of             Weighted-           available for future
                                  securities to be           average              issuance under
                                     issued upon             exercise                equity
                                     exercise of             price of            compensation plans
                                     outstanding           outstanding              (excluding
                                  options, warrants     options, warrants      securities reflected
         Plan Category                and rights            and rights             in column (a))
-------------------------------  --------------------  --------------------  -----------------------
Equity compensation
   plans approved by
   security holders..........            51,035              $  8.39                 709,947
Equity compensation
   plans not approved by
   security holders..........                 -                    -                   2,239
                                 --------------------  --------------------  -----------------------
Total........................            51,035              $  8.39                 712,186
                                 ====================  ====================  =======================

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

Item 13.      Certain Relationships and Related Transactions
--------      ----------------------------------------------

     On September 20, 2005, the Board of Directors of the Company, upon the recommendation of the Board's Nominating Committee, unanimously voted to elect Mr. Joel L. Hoffner as a Director of the Company to fill the vacancy created by the resignation of Mr. Steven Shulman on August 8, 2005. Mr. Hoffner had been a consultant to SI Handling Systems, Inc. and Paragon Technologies for various marketing and business evaluation assignments during the last ten years. From September 1, 2005 through December 31, 2005, Mr. Hoffner provided consulting services related to the Company's corporate development pursuant to the terms of a consulting agreement by and between the Company and The QTX Group dated September 1, 2005. In consideration for their services, The QTX Group received $7,500 per month and reimbursement for all reasonable and necessary out-of-pocket expenses directly incurred by Mr. Hoffner during the term of his engagement with the Company. The parties terminated the consulting agreement with The QTX Group on January 1, 2006, the time Mr. Hoffner's appointment as President and Chief Executive Officer of the Company became effective. Consulting expenses associated with The QTX Group in the years ended December 31, 2005, 2004, and 2003 approximated $44,000, $10,000, and $0, respectively.
     On November 15, 2005, the Company announced the repurchase of 100,000 shares (or 2.67%) of its common stock in a private sale transaction for $975,000 (or $9.75 per share) from L. Jack Bradt, a member of the Company's Board of Directors. The Company's non-interested Audit Committee members and the Board of Directors approved the repurchase of Mr. Bradt's shares. The closing market price of the Company's common stock on November 14, 2005 was $10.09 per share.


Item 14.      Principal Accountant Fees and Services
--------      --------------------------------------

     Selection of the independent registered public accountants is made solely by the Audit Committee. KPMG LLP ("KPMG") served as the Company's independent registered public accountants for 2005 and 2004. Fees for all services provided by KPMG for the fiscal years ended December 31, 2005 and 2004 were as follows:

Audit Fees
----------
     KPMG's fees for professional services rendered in connection with the audit of financial statements included in the Company's Form 10-K and review of financial statements included in the Company's Forms 10-Q and all other SEC regulatory filings were $142,400 for 2005 and $145,000 for 2004.

Audit-Related Fees
------------------
     KPMG's fees for audit-related services were $23,000 for 2005 and $10,000 for 2004. The services rendered in 2005 were in connection with due diligence related to the sale of substantially all of the assets and liabilities of Ermanco. The services rendered in 2004 were in connection with an audit of the Company's 401(k) Retirement Savings Plan.

Tax Fees
--------
     KPMG's fees for tax services were $92,910 for 2005 and $63,100 for 2004. The services rendered in 2005 were in connection with tax compliance and tax consultation services totaling $52,460 related to the Company's annual federal and state tax returns and due diligence totaling $40,450 related to the sale of substantially all of the assets and liabilities of Ermanco. The services rendered in 2004 were in connection with tax compliance and tax consultation services.

All Other Fees
--------------
     No other fees were charged by KPMG to the Company in 2005 and 2004 other than those referenced above.

Item 14.      Principal Accountant Fees and Services (Continued)
--------      --------------------------------------


Fee Approval Policy
-------------------
     In accordance with our Audit Committee Charter, the Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to the Company by our independent registered public accountants (subject to the de minimus exception for non-audit services contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended), all as required by applicable law or listing standards. The independent auditors and our management are required to periodically report to the Audit Committee the extent of services provided by the independent registered public accountants and the fees associated with these services. Specific services being provided by the Company's independent auditors are regularly reviewed in accordance with the pre-approval policy. All services rendered by KPMG are permissible under applicable laws and regulations, and the Audit Committee pre-approved all audit, audit-related, and non-audit services performed by KPMG during 2005.

                                     PART IV
                                     -------


Item 15.      Exhibits and Financial Statement Schedules
--------      ------------------------------------------

(a) 1. Index to Consolidated Financial Statements Report of Independent Registered Public Accounting Firm
         Consolidated Financial Statements:
           Consolidated Balance Sheets, December 31, 2005 and 2004 Consolidated Statements of Operations for the years ended December
              31, 2005, 2004, and 2003
           Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004, and 2003
           Consolidated Statements of Cash Flows for the years ended December
              31, 2005, 2004, and 2003
           Notes to Consolidated Financial Statements

     2.  Index to Financial Statement Schedule

         All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     3. Exhibits:
          2.1 Stock Purchase Agreement dated as of August 6, 1999 among SI Handling Systems, Inc., Ermanco Incorporated, and the stockholders of Ermanco Incorporated (incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarterly period ended August 29, 1999).
          2.2 Stock Purchase Agreement by and among McKesson Automation Systems, Inc., Paragon Technologies, Inc., and SI/BAKER, INC. dated September 19, 2003 (incorporated by reference to
                  Exhibit 2.2 on Form 8-K, filed on October 1, 2003).
          3.1     Articles of  Incorporation  of Paragon  Technologies,  Inc.,
                  a Delaware corporation (incorporated by reference to
                  Exhibit 3.1 on Form 8-K, filed on December 11, 2001).
          3.2     Bylaws of Paragon Technologies, Inc., a Delaware corporation
                  (incorporated by reference to Exhibit 3.2 on Form 8-K,
                  filed on December 11, 2001).
          3.3 Certificate of Amendment to the Articles of Incorporation of Ermanco Incorporated as filed with the Michigan Secretary of State on August 5, 2005 (incorporated by reference to Exhibit
                  3.1 to Form 8-K, filed on August 9, 2005).
          10.1 Executive Officer Incentive Plan* (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
          10.2 Directors' Deferred Compensation Plan* (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-8 [No. 333-10181]).
          10.3 1997 Equity Compensation Plan* (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-8 [No. 333-36397]).
          10.4 Executive Employment Agreement with William R. Johnson dated March 29, 1999* (incorporated by reference to Exhibit
                  10.10 to Form 10-Q for the quarterly period ended
                  May 30, 1999).
          10.5 Employment Agreement with Leon C. Kirschner* (incorporated by reference to Exhibit 10.11 to Form 8-K, filed on October 15, 1999).

                               -------


Item 15. Exhibits and Financial Statement Schedules (Continued)
-------- ------------------------------------------

          10.6 Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.12 to Form 8-K, filed on October 15,
                  1999).
          10.7 Promissory Note related to the Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.13 to Form 8-K, filed on October 15, 1999).
          10.8 First Amendment to Term Note and Loan Agreement dated March 30, 2000 (incorporated by reference to Exhibit 10.17 to
                  Form 10-Q, filed on May 15, 2000).
          10.9    Registration Rights Agreement (incorporated by reference to
                  Exhibit 10.1 to Form S-3, filed on July 5, 2000).
          10.10   Amended and Restated Executive Employment Agreement with
                  William R. Johnson dated October 1, 2001* (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Annual
                  Report on Form 10-K for the year ended December 31, 2001).
          10.11   Amended and Restated Executive Employment Agreement with Leon
                  C. Kirschner dated August 28, 2002* (incorporated by reference to Exhibit 10.23 to Form 10-Q, filed on November
                  14, 2002).
          10.12 Sixth Amendment to Line of Credit Note and Loan Agreement dated August 9, 2002 (incorporated by reference to Exhibit
                  10.24 to Form 10-Q, filed on November 14, 2002).
          10.13   Sixth Amendment to Promissory Note and Loan Agreement (Term
                  Loan) dated November 13, 2002 (incorporated by reference to
                  Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2002).
          10.14 Seventh Amendment to Line of Credit Note and Loan Agreement (Line of Credit) dated November 13, 2002 (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2002).
          10.15 Agreement of Sale between J. G. Petrucci Company, Inc. or its Assigns and Paragon Technologies, Inc. dated November
                  8, 2002 (incorporated by reference to Exhibit 10.27 to
                  Form 10-Q, filed on May 14, 2003).
          10.16 Amendment I to Agreement of Sale between J. G. Petrucci Company, Inc. and Paragon Technologies, Inc. dated January 2, 2003 (incorporated by reference to Exhibit 10.28 to
                  Form 10-Q, filed on May 14, 2003).
          10.17 Amendment II to Agreement of Sale between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc.dated January 13, 2003 (incorporated by reference to Exhibit 10.29 to Form 10-Q, filed on May 14, 2003).
          10.18 Amendment III to Agreement of Sale between Triple Net Investments, XIII, L.P. and Paragon Technologies, Inc. dated January 17, 2003 (incorporated by reference to Exhibit
                  10.30 to Form 10-Q, filed on May 14, 2003).
          10.19 Lease Agreement between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated February 21, 2003 (incorporated by reference to Exhibit 10.31 to Form 10-Q, filed on May 14, 2003).
          10.20 Eighth Amendment to Line of Credit Note and Loan Agreement (Line of Credit) dated June 5, 2003 (incorporated by reference to Exhibit 10.32 to Form 10-Q, filed on August 14, 2003).

                               -------


Item 15. Exhibits and Financial Statement Schedules (Continued)
-------- ------------------------------------------

          10.21 Loan Agreement (Term Loan A and Term Loan B) entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33 to Form 10-Q, filed on August 14, 2003).
          10.22 Promissory Note related to Term Loan A entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.34 to Form 10-Q, filed on August 14, 2003).
          10.23 Promissory Note related to Term Loan B entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.35 to Form 10-Q, filed on August 14, 2003).
          10.24 Security Agreement related to Term Loan A dated June 5, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit
                  10.36 to Form 10-Q, filed on August 14, 2003).
          10.25 First Amendment to Term Loan A and B Agreement dated August 4, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to
                  Exhibit 10.37 to Form 10-Q, filed on November 13, 2003).
          10.26 Ninth Amendment to Line of Credit Note and Loan Agreement dated August 4, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to Form 10-Q, filed on November 13,
                  2003).
          10.27 Amendment to Lease Agreement by and between Spring Lake Properties Holdings, L.C. and Ermanco Incorporated dated April 1, 2004 (incorporated by reference to Exhibit 10.27 to Form 10-Q, filed on August 12, 2004).
          10.28 Lease Agreement related to the Line of Credit entered into August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.28 to Form 10-Q, filed on November 12, 2004).
          10.29 Promissory Note related to the Line of Credit entered into August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.29 to Form 10-Q, filed on November 12, 2004).
          10.30 Security Agreement related to the Line of Credit dated August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.30 to Form 10-Q, filed on November 12, 2004).
          10.31 Asset Purchase Agreement by and among TGW Transportgerate GmbH, Malibu Acquisition, Inc., Ermanco Incorporated, and Paragon Technologies, Inc. dated May 20, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on May 23, 2005).
          10.32 Loan Agreement (Line of Credit) entered into June 20, 2005 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.31 to Form 10-Q, filed on August 12,
                  2005).
          10.33 Promissory Note related to the Line of Credit entered into June 20, 2005 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.32 to Form 10-Q, filed on August 12, 2005).

                               -------


Item 15. Exhibits and Financial Statement Schedules (Continued)
-------- ------------------------------------------

          10.34   Consulting Agreement dated September 1, 2005 by and between
                  Paragon Technologies, Inc. and The QTX Group (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 21,
                  2005).
          10.35   Termination  Agreement  dated  January 1, 2006 by and between
                  Paragon  Technologies, Inc. and The QTX Group (filed
                  herewith).
          14      Code of Business Conduct and Ethics (filed herewith).
          21      Subsidiaries of the Registrant (filed herewith).
          23.1    Consent of Independent Registered Public Accounting Firm
                  (filed herewith).
          31.1    Certification by Chief Executive Officer pursuant to Rule
                  13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Joel L. Hoffner,
                  President and CEO (filed herewith).
          31.2    Certification by Chief Financial Officer pursuant to Rule
                  13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick,
                  Chief Financial Officer and Vice President - Finance and
                  Treasurer (filed herewith).
          32.1    Certification  pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Joel L. Hoffner, President and CEO (filed herewith).
          32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice
                  President - Finance and Treasurer (filed herewith).

           * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this report.

(b) Exhibits 10.35, 14, 21, 23.1, 31.1, 31.2, 32.1, and 32.2 are filed with this report.

(c) Not applicable.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 PARAGON TECHNOLOGIES, INC.



Dated:   March 30, 2006          By   /s/ Theodore W. Myers
                                      ------------------------------------------
                                      Theodore W. Myers
                                      Chairman of the Board of Directors




Dated:   March 30, 2006          By   /s/ Joel L. Hoffner
                                      ------------------------------------------
                                      Joel L. Hoffner
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.


Dated:   March 30, 2006         /s/ Theodore W. Myers
                                ------------------------------------------------
                                    Theodore W. Myers
                                    Chairman of the Board of Directors



Dated:   March 30, 2006        /s/ Joel L. Hoffner
                               -------------------------------------------------
                                   Joel L. Hoffner
                                   President & Chief Executive Officer, Director



Dated:   March 30, 2006        /s/ Ronald J. Semanick
                               -------------------------------------------------
                                   Ronald J. Semanick
                                   Vice President-Finance, Chief Financial
                                     Officer, Treasurer, and Secretary
                                   (Principal Accounting and Financial Officer)



Dated:   March 30, 2006         /s/ L. Jack Bradt
                                ------------------------------------------------
                                    L. Jack Bradt
                                    Director



Dated:   March 30, 2006         /s/ Anthony W. Schweiger
                                ------------------------------------------------
                                    Anthony W. Schweiger
                                    Director



Dated:   March 30, 2006         /s/ Leonard S. Yurkovic
                                ------------------------------------------------
                                    Leonard S. Yurkovic
                                    Director

                                  EXHIBIT INDEX
                                  -------------

2.1 Stock Purchase Agreement dated as of August 6, 1999 among SI Handling Systems, Inc., Ermanco Incorporated, and the stockholders of Ermanco Incorporated (incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarterly period ended August 29, 1999).
2.2 Stock Purchase Agreement by and among McKesson Automation Systems, Inc., Paragon Technologies, Inc., and SI/BAKER, INC.
         dated September 19, 2003 (incorporated by reference to Exhibit 2.2 on Form 8-K, filed on October 1, 2003).
3.1 Articles of Incorporation of Paragon Technologies, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 on Form 8-K, filed on December 11, 2001).
3.2 Bylaws of Paragon Technologies, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 on Form 8-K, filed on December 11, 2001).
3.3 Certificate of Amendment to the Articles of Incorporation of Ermanco Incorporated as filed with the Michigan Secretary of State on August 5, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K, filed on August 9, 2005).
10.1     Executive  Officer  Incentive  Plan* (incorporated  by reference to
         Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended February 26, 1995).
10.2     Directors' Deferred Compensation Plan* (incorporated by reference to
         Exhibit 10.6 to the Company's  Registration  Statement on
         Form S-8  [No. 333-10181]).
10.3     1997 Equity  Compensation  Plan* (incorporated by reference to
         Exhibit 10.7 to the Company's  Registration  Statement on Form
         S-8 [No. 333-36397]).
10.4     Executive  Employment  Agreement with William R. Johnson dated
         March 29, 1999*  (incorporated by reference to Exhibit 10.10 to
         Form 10-Q for the quarterly period ended May 30, 1999).
10.5 Employment Agreement with Leon C. Kirschner* (incorporated by reference to Exhibit 10.11 to Form 8-K, filed on October 15,
         1999).
10.6 Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.12 to Form 8-K, filed on October 15, 1999).
10.7 Promissory Note related to the Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.13 to Form 8-K, filed on October 15, 1999).
10.8 First Amendment to Term Note and Loan Agreement dated March 30, 2000 (incorporated by reference to Exhibit 10.17 to Form
         10-Q, filed on May 15, 2000).
10.9     Registration Rights Agreement (incorporated by reference to Exhibit
         10.1 to Form S-3, filed on July 5, 2000).
10.10 Amended and Restated Executive Employment Agreement with William R. Johnson dated October 1, 2001* (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2001).
10.11    Amended and Restated Executive  Employment  Agreement with
         Leon C. Kirschner dated August 28, 2002* (incorporated by reference to Exhibit 10.23 to Form 10-Q, filed on November 14, 2002).
10.12    Sixth  Amendment to Line of Credit Note and Loan Agreement dated
          August 9, 2002 (incorporated by reference to Exhibit 10.24 to Form 10-Q, filed on November 14, 2002).
10.13 Sixth Amendment to Promissory Note and Loan Agreement (Term Loan) dated November 13, 2002 (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended
         December 31, 2002).
10.14 Seventh Amendment to Line of Credit Note and Loan Agreement (Line of Credit) dated November 13, 2002 (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2002).

                            -------------

10.15 Agreement of Sale between J. G. Petrucci Company, Inc. or its Assigns and Paragon Technologies, Inc. dated November 8, 2002
         (incorporated by reference to Exhibit 10.27 to Form 10-Q, filed on
         May 14, 2003).
10.16    Amendment I to Agreement of Sale between J. G. Petrucci  Company,
         Inc. and Paragon Technologies, Inc. dated January 2, 2003
         (incorporated by reference to Exhibit 10.28 to Form 10-Q, filed on
         May 14, 2003).
10.17 Amendment II to Agreement of Sale between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated January 13,
         2003 (incorporated by reference to Exhibit 10.29 to Form 10-Q, filed on May 14, 2003).
10.18 Amendment III to Agreement of Sale between Triple Net Investments, XIII, L.P. and Paragon Technologies, Inc. dated January
         17, 2003 (incorporated by reference to Exhibit 10.30 to Form 10-Q, filed on May 14, 2003).
10.19    Lease Agreement between Triple Net Investments XIII, L.P. and
         Paragon  Technologies,  Inc.  dated  February  21,  2003
         (incorporated by reference to Exhibit 10.31 to Form 10-Q, filed on May 14, 2003).
10.20    Eighth  Amendment to Line of Credit Note and Loan Agreement
         (Line of Credit) dated June 5, 2003  (incorporated by reference to
         Exhibit 10.32 to Form 10-Q, filed on August 14, 2003).
10.21 Loan Agreement (Term Loan A and Term Loan B) entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.33 to Form 10-Q, filed on August 14, 2003).
10.22 Promissory Note related to Term Loan A entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.34 to Form 10-Q, filed on August 14, 2003).
10.23 Promissory Note related to Term Loan B entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.35 to Form 10-Q, filed on August 14, 2003).
10.24 Security Agreement related to Term Loan A dated June 5, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to Form 10-Q, filed on August 14, 2003).
10.25 First Amendment to Term Loan A and B Agreement dated August 4, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to Form 10-Q, filed on November 13, 2003).
10.26 Ninth Amendment to Line of Credit Note and Loan Agreement dated August 4, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to Form 10-Q, filed on November 13, 2003).
10.27 Amendment to Lease Agreement by and between Spring Lake Properties Holdings, L.C. and Ermanco Incorporated dated April 1, 2004 (incorporated by reference to Exhibit 10.27 to Form 10-Q, filed on August 12, 2004).
10.28 Lease Agreement related to the Line of Credit entered into August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.28 to Form 10-Q, filed on November 12, 2004).
10.29 Promissory Note related to the Line of Credit entered into August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.29 to Form 10-Q, filed on November 12, 2004).

                            -------------

10.30 Security Agreement related to the Line of Credit dated August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.30 to Form 10-Q, filed on November 12, 2004).
10.31 Asset Purchase Agreement by and among TGW Transportgerate GmbH, Malibu Acquisition, Inc., Ermanco Incorporated, and Paragon Technologies, Inc. dated May 20, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on May 23, 2005).
10.32 Loan Agreement (Line of Credit) entered into June 20, 2005 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.31 to Form 10-Q, filed on August 12, 2005).
10.33 Promissory Note related to the Line of Credit entered into June 20, 2005 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.32 to Form 10-Q, filed on August 12, 2005).
10.34 Consulting Agreement dated September 1, 2005 by and between Paragon Technologies, Inc. and The QTX Group (incorporated by reference to
         Exhibit 10.1 to Form 8-K, filed on September 21, 2005).
10.35 Termination Agreement dated January 1, 2006 by and between Paragon Technologies, Inc. and The QTX Group (filed herewith).
14       Code of Business Conduct and Ethics (filed herewith).
21       Subsidiaries of the Registrant (filed herewith).
23.1     Consent of Independent Registered Public Accounting Firm
         (filed herewith).
31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Joel L. Hoffner, President and
         CEO (filed herewith).
31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Joel L. Hoffner, President and CEO (filed herewith).
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).

     *Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.