Form 10-Q
period 2006-03-31
PARAGON TECHNOLOGIES INC
filed 2006-05-12
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                        --------------------------------
                                    FORM 10-Q
                        --------------------------------




           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended March 31, 2006


                         Commission File Number: 1-15729



                           PARAGON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------



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

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer |_|   Accelerated Filer |_|    Non-Accelerated Filer |X|

Indicate by checkmark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                              Yes |_|  No |X|

The number of shares of the Registrant's Common Stock, $1.00 par value, outstanding as of May 8, 2006 was 3,551,519.

                                 [PARAGON LOGO]






                           Paragon Technologies, Inc.
                                TABLE OF CONTENTS

                                                                                           Page
                                                                                          Number
                                                                                       -----------
PART I -- FINANCIAL INFORMATION
     Item 1.      Financial Statements:
                     Consolidated Balance Sheets (Unaudited)............................     1
                     Consolidated Statements of Operations (Unaudited)..................     3
                     Consolidated Statements of Cash Flows (Unaudited)..................     4
                     Notes to Consolidated Financial Statements (Unaudited).............     6

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................    17

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk............    25

     Item 4.      Controls and Procedures...............................................    25



PART II -- OTHER INFORMATION
     Item 1.      Legal Proceedings.....................................................    26

     Item 1A.     Risk Factors..........................................................    26

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds...........    26

     Item 3.      Defaults Upon Senior Securities.......................................    27

     Item 4.      Submission of Matters to a Vote of Security Holders...................    27

     Item 5.      Other Information.....................................................    27

     Item 6.      Exhibits..............................................................    27



SIGNATURES..............................................................................    28



EXHIBIT INDEX...........................................................................    29

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
     (In Thousands, Except Share Data)


                                                                (UNAUDITED)
                                                                 March 31,            December 31,
                                                                   2006                   2005
                                                            -------------------    ------------------
Assets
------

Current assets:
   Cash and cash equivalents.......................             $   2,476                    687
   Short-term investments..........................                14,100                 16,710
                                                            -------------------    ------------------
       Total cash and cash equivalents and
         short-term investments....................                16,576                 17,397
                                                            -------------------    ------------------

   Receivables:
     Trade.........................................                 2,720                  2,029
     Notes and other receivables...................                 1,073                  1,066
                                                            -------------------    ------------------
       Total receivables...........................                 3,793                  3,095
                                                            -------------------    ------------------

   Costs and estimated earnings in excess
     of billings...................................                   411                    616

   Inventories:
     Raw materials.................................                   147                    108
     Work-in-process...............................                    62                     26
     Finished goods................................                   269                    210
                                                            -------------------    ------------------
       Total inventories...........................                   478                    344
                                                            -------------------    ------------------

   Deferred income tax benefits....................                   313                    353
   Prepaid expenses and other current assets.......                   234                    329
                                                            -------------------    ------------------
       Total current assets........................                21,805                 22,134
                                                            -------------------    ------------------

Property, plant and equipment, at cost:
   Machinery and equipment.........................                 1,134                  1,160
   Less:  accumulated depreciation.................                   850                    911
                                                            -------------------    ------------------
     Net property, plant and equipment.............                   284                    249
                                                            -------------------    ------------------

Deferred income tax benefits.......................                   204                    203
Other assets.......................................                    10                     10
                                                            -------------------    ------------------
Total assets.......................................             $  22,303                 22,596
                                                            ===================    ==================


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
     (In Thousands, Except Share Data)


                                                                (UNAUDITED)
                                                                 March 31,            December 31,
                                                                   2006                   2005
                                                            -------------------    ------------------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable................................             $   1,231                  1,391
   Customers' deposits and billings
     in excess of costs and
     estimated earnings ...........................                 1,795                  2,044
   Accrued salaries, wages, and
     commissions...................................                   196                    102
   Income taxes payable............................                   566                    650
   Accrued product warranty........................                   177                    189
   Deferred gain on sale-leaseback.................                   165                    165
   Accrued other liabilities.......................                   947                    796
                                                            -------------------    ------------------
       Total current liabilities...................                 5,077                  5,337
                                                            -------------------    ------------------

Long-term liabilities:
   Deferred gain on sale-leaseback.................                   151                    193
                                                            -------------------    ------------------
       Total long-term liabilities.................                   151                    193
                                                            -------------------    ------------------

Commitments and contingencies

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 3,551,519 shares as
       of March 31, 2006 and 3,539,019
       shares as of December 31, 2005..............                 3,552                  3,539
     Additional paid-in capital....................                 6,999                  7,004
     Retained earnings.............................                 6,524                  6,523
                                                            -------------------    ------------------
       Total stockholders' equity..................                17,075                 17,066
                                                            -------------------    ------------------

       Total liabilities and stockholders' equity..             $  22,303                 22,596
                                                            ===================    ==================


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2006 and 2005
     (In Thousands, Except Share and Per Share Data)


                                                                            Three Months Ended
                                                                 ------------------------------------------
                                                                      March 31,              March 31,
                                                                        2006                   2005
                                                                 ------------------      ------------------
Net sales..................................................         $      4,220                3,866
Cost of sales..............................................                2,933                2,774
                                                                 ------------------      ------------------
Gross profit on sales......................................                1,287                1,092
                                                                 ------------------      ------------------

Selling, general and
   administrative expenses.................................                1,372                1,037
Product development costs..................................                  156                    4
Interest expense...........................................                    1                    1
Interest income............................................                 (128)                 (13)
Other income, net..........................................                  (29)                 (40)
                                                                 ------------------      ------------------
                                                                           1,372                  989
                                                                 ------------------      ------------------

Income (loss) from
   continuing operations before
   income taxes............................................                  (85)                 103
Income tax expense (benefit)...............................                  (86)                  39
                                                                 ------------------      ------------------
Income from
   continuing operations...................................                    1                   64
Income from discontinued
   operations, net of
   income taxes............................................                    -                  130
                                                                 ------------------      ------------------
Net income.................................................         $          1                  194
                                                                 ==================      ==================

Basic earnings
per share:
   Income from
     continuing operations.................................         $          -                  .02
   Income from discontinued
     operations............................................                    -                  .03
                                                                 ------------------      ------------------
  Net income...............................................         $          -                  .05
                                                                 ==================      ==================

Diluted earnings
per share:
   Income from
     continuing operations.................................                    -                  .01
   Income from discontinued
     operations............................................                    -                  .03
                                                                 ------------------      ------------------
   Net income..............................................         $          -                  .04
                                                                 ==================      ==================

Weighted average
   shares outstanding......................................            3,542,144            4,266,323
Dilutive effect of
   stock options...........................................                7,724               47,425
                                                                 ------------------      ------------------
Weighted average
   shares outstanding
   assuming dilution.......................................            3,549,868            4,313,748
                                                                 ==================      ==================

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2006 and 2005
     (In Thousands, Except Share Data)


                                                                    Three Months Ended
                                                          ----------------------------------------
                                                               March 31,            March 31,
                                                                 2006                 2005
                                                          -------------------  -------------------
Cash flows from operating activities:
   Net income..........................................        $      1                  194
   Less:  Income from discontinued operations..........               -                  130
                                                          -------------------  -------------------
   Income from continuing operations...................               1                   64

   Adjustments to reconcile net income
     to net cash provided (used) by operating
     activities:
       Depreciation of plant and equipment.............              23                   22
       Loss on disposition of equipment................               2                    -
       Deferred tax expenses...........................              39                   22
       Amortization of deferred gain on sale-
         leaseback.....................................             (42)                 (42)
       Stock-based compensation........................               8                    5
       Change in operating assets and liabilities:
           Receivables.................................            (698)                 364
           Costs and estimated earnings in
              excess of billings.......................             205                 (365)
           Inventories.................................            (134)                 (68)
           Prepaid expenses and other
              current assets...........................              95                   43
           Accounts payable............................            (160)                (243)
           Customers' deposits and billings
              in excess of costs and estimated
              earnings.................................            (249)                (127)
           Accrued salaries, wages, and
              commissions..............................              94                   49
           Income taxes payable........................             (84)                 (14)
           Accrued product warranty....................             (12)                 (82)
           Accrued other liabilities...................             151                    7
       Net cash provided by operating activities
         of discontinued operations....................               -                1,021
                                                          -------------------  -------------------
   Net cash provided (used) by
     operating activities..............................            (761)                 656
                                                          -------------------  -------------------

Cash flows from investing activities:
   Proceeds from sales of short-term
     investments.......................................           2,610                    -
   Purchases of short-term investments.................               -                 (400)
   Additions to property, plant and equipment..........             (60)                 (32)
   Net cash used by investing activities
     of discontinued operations........................               -                 (117)
                                                          -------------------  -------------------
   Net cash provided (used) by investing
     activities........................................           2,550                 (549)
                                                          -------------------  -------------------


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended March 31, 2006 and 2005
     (In Thousands, Except Share Data)


                                                                    Three Months Ended
                                                          ----------------------------------------
                                                               March 31,            March 31,
                                                                 2006                 2005
                                                          -------------------  -------------------
Cash flows from financing activities:
   Sale of common shares in connection with
     employee incentive stock option plan.............                -                    9
                                                          -------------------  -------------------
       Net cash used by
         financing activities.........................                -                    9
                                                          -------------------  -------------------

   Increase in cash and
     cash equivalents.................................            1,789                  116
   Cash and cash equivalents,
     beginning of period..............................              687                1,702
                                                          -------------------  -------------------
   Cash and cash equivalents,
     end of period....................................       $    2,476           $    1,818
                                                          ===================  ===================

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest.....................................       $        1                    1
                                                          ===================  ===================
         Income taxes.................................       $        9                   42
                                                          ===================  ===================


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006 and 2005


(1) In the opinion of the management of Paragon Technologies, Inc. ("Paragon" or the "Company"), the unaudited interim financial statements furnished reflect all adjustments and accruals that are necessary to present a fair statement of results for the interim periods. The comparative financial information for the period ended March 31, 2005 includes the accounts of the Company and Ermanco Incorporated ("Ermanco"), a wholly owned subsidiary company that was sold on August 5, 2005, after elimination of intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year's presentation. Results for interim periods are not necessarily indicative of results expected for the full fiscal year. This quarterly report should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 30, 2006. Refer to the Company's annual report on Form 10-K for the year ended December 31, 2005 for more complete financial information. See Discontinued Operations - Sale of Ermanco in Note 2 of the Notes to Consolidated Financial Statements for further information regarding the sale of substantially all of the assets and liabilities of Ermanco.

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

(2)  Discontinued Operations -- Sale of Ermanco
     ------------------------------------------
     On May 20, 2005, the Company and Ermanco entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with TGW Transportgerate GmbH, an Austrian corporation ("Buyer Parent"), and Malibu Acquisition, Inc., a Michigan corporation and wholly owned subsidiary of Buyer Parent ("Buyer"), pursuant to which Paragon agreed to sell to Buyer substantially all of the assets and liabilities of Ermanco, Paragon's conveyor and sortation subsidiary located in Spring Lake, Michigan. The terms of the Asset Purchase Agreement provided that Buyer pay cash in the amount of $23 million (subject to a working capital adjustment and an accounts receivable adjustment) and assume certain liabilities of Ermanco, as more fully described in the Asset Purchase Agreement, a copy of which was filed as an attachment to the Company's definitive proxy statement with the Securities and Exchange Commission on July 1, 2005. At a Special Meeting of Stockholders held on August 3, 2005, the Company received approval from its stockholders to sell substantially all of the assets and liabilities of Ermanco.

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

-------   --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006 and 2005


     adjustment and $61,000 in connection with the accounts receivable adjustment. Therefore, the Company received cash consideration of $21,508,000, net of transactions costs and the working capital and accounts receivable adjustments in connection with the sale of the assets and liabilities of Ermanco, thereby resulting in a pre-tax loss on the sale of approximately $964,000.

     Ermanco and Paragon indemnified the Buyer and Buyer Parent for, among other things, a breach of any representation, warranty, covenant, or agreement set forth under the terms of the Asset Purchase Agreement. Paragon and Ermanco will have no liability to Buyer or Buyer Parent with respect to claims for breaches of representations and/or warranties until the aggregate amount of loss relating to such breaches exceeds $230,000, and then only for such amount that exceeds $230,000. The overall aggregate indemnification liability of Paragon and Ermanco shall not exceed $5,750,000. At the closing of the asset sale, Paragon delivered to the Buyer an irrevocable letter of credit in the amount of $2 million as security for its indemnification obligations. The letter of credit shall remain in place for a period of one year following the closing of the asset sale or longer in the event of any pending dispute thereunder; provided, however, that if a dispute remains pending longer than the one year period following the closing of the asset sale, the amount of the letter of credit shall be reduced to an amount not less than an amount sufficient to resolve such dispute. If applicable, the reduced letter of credit shall remain in place following the one-year anniversary of the closing of the asset sale until any pending dispute has been resolved.

     Ermanco and Paragon agreed that for a period of 3 years following the closing of the transaction, each will not solicit any employee, customer, or supplier of Buyer to leave Buyer's employment or alter its business dealings with the Buyer.

     In accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for Ermanco's business activities are reported as a discontinued operation and accordingly, the accompanying consolidated financial statements have been reclassified to report separately the operating results of this discontinued operation.

-------   --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006 and 2005


     The following are the condensed results of operations for Ermanco for the three months ended March 31, 2005 (in thousands):

                                                                         Three Months Ended
                                                                     ---------------------------
                                                                             March 31,
                                                                                2005
                                                                     ---------------------------
Net sales........................................................            $  6,442
                                                                     ===========================

Income from operations                                                            204
   before income taxes...........................................
Income tax expense...............................................                  74
                                                                     ---------------------------
Income from discontinued
   operations, net of income
   taxes.........................................................            $    130
                                                                     ===========================


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

     A roll-forward of warranty activities is as follows (in thousands):

                                                Additions
                                               (Reductions)
                              Beginning         Charged to                             Ending
                               Balance          Costs and                              Balance
                              January 1          Expenses           Deductions         March 31
                           --------------    -----------------   ---------------  --------------------
2006...................       $  189                13                  25                177
2005...................       $  490               (68)                 14                408

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006 and 2005


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

     Following the sale of Ermanco, the Company has continued to review opportunities with the goal of maximizing resources, increasing stockholder value, and considering strategies and transactions intended to provide liquidity. At this time, the Company believes that an increase in stockholder value will be best obtained through a redeployment of assets from Ermanco to the Company's remaining business, through increases in the Company's internal technology base, strengthening the Company's sales and marketing capabilities, growth of the Company's continuing operations and other higher growth markets, in particular, by the enhancement of the Company's products with advanced proprietary software capabilities through research and development efforts and/or possible acquisitions, mergers, and joint ventures. Although the Company enters into preliminary discussions and non-disclosure agreements from time to time, the Company does not have any material definitive agreements in place. There is no assurance that the Company will be able to consummate any such acquisition at all or an acquisition on terms that the Company would consider reasonable.

                         ------------------------------

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006 and 2005


     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales during the three months ended March 31, 2006 and 2005 are as follows (in thousands):

     For the three months ended March 31, 2006 and 2005:


                                          March 31, 2006                  March 31, 2005
                                   ------------------------------  ------------------------------
                                                     % of Total                     % of Total
                                        Sales           Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  3,291           78.0%        $ 3,037           78.6%
     Aftermarket sales.............        929           22.0%            829           21.4%
                                   --------------   -------------  --------------  --------------
        Total sales................   $  4,220          100.0%        $ 3,866          100.0%
                                   ==============   =============  ==============  ==============

     The Company's products are sold worldwide through its own sales personnel. Domestic and international sales during the three months ended March 31, 2006 and 2005 are as follows (in thousands):

     For the three months ended March 31, 2006 and 2005:

                                          March 31, 2006                  March 31, 2005
                                   ------------------------------  ------------------------------
                                                     % of Total                     % of Total
                                        Sales           Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  4,189           99.3%        $ 3,374           87.3%
     International sales...........         31             .7%            492           12.7%
                                   --------------   -------------  --------------  --------------
        Total sales................   $  4,220          100.0%        $ 3,866          100.0%
                                   ==============   =============  ==============  ==============

     All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States.

     The Company's backlog of orders at March 31, 2006 and March 31, 2005 were $8,184,000 and $6,875,000, respectively.

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

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006 and 2005



(6)  Recently Issued Accounting Pronouncements
     -----------------------------------------
     In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 provides for certain fixed production overhead cost to be reflected as a period cost and not capitalized as inventory. FAS 151 is effective for the beginning of 2006. The adoption of FAS 151 did not have a material impact on the Company's financial statements.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) "Share-Based Payment" ("FAS 123R"). FAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted and non-vested stock, and stock appreciation rights. It requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company used prior to January 1, 2006. The Company adopted FAS 123R on January 1, 2006.

     In May 2005, the Financial Accounting Standard Board issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of this statement, as applicable, on January 1, 2006, and there was no impact of the adoption.

     In November 2005, the FASB issued FSP No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006 and 2005


(7)  Sale-Leaseback
     --------------
     The Company's principal office is located in a 173,000 square foot, concrete, brick, and steel facility in Easton, Pennsylvania. In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $18,781 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit. The lease expires on February 21, 2008. In accordance with SFAS No. 13 and SFAS No. 28, the leaseback does not meet the criteria for classification as a capital lease; hence, it is classified as an operating lease. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The seller-lessee (Company) retained more than a minor part (25,000 square feet) but less than substantially all of the use of the property (173,000 square feet) through the leaseback and realized a profit on the sale in excess of the present value of the minimum lease payments over the lease term. The present value of the stream of lease payments utilizing the Company's incremental borrowing rate of 10.0% was $826,000. The $826,000 of deferred profit is amortized in equal amounts as a reduction in rent expense over the five-year term of the lease. During the three months ended March 31, 2006 and 2005, $42,000 and $42,000, respectively, of the deferred gain was recognized.


(8)  Line of Credit
     --------------
     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. Effective August 5, 2005 the Company issued a $2,000,000 letter of credit in connection with the sale of substantially all of the assets and liabilities of Ermanco, thereby reducing the amount of available line of credit to $2,800,000. As of March 31, 2006, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2006. The Company expects to renew the line of credit facility under similar terms and conditions during 2006.

     The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. The Company was in compliance with all covenants as of March 31, 2006.


(9)  Stock Repurchase Program
     ------------------------
     On August 12, 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. The Company's Board of Directors amended its existing stock repurchase program on several occasions during 2005 by increasing the amount it has authorized management to repurchase from up to $1,000,000 of the Company's common stock to up to $10,000,000. There were no repurchases during the three months ended March 31, 2006. Through March 31, 2006, the Company repurchased 858,800 shares of common stock at a weighted average cost, including brokerage commissions, of $9.79 per share. Cash expenditures for the stock repurchases since the inception of the program were $8,406,514. As of March 31, 2006, $1,593,486 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006 and 2005


     compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program. All shares of common stock that were repurchased by the Company since the inception of the program were subsequently retired.


(10) Stock-Based Compensation
     ------------------------
     Effective January 1, 2006, the Company adopted SFAS No. 123R and related interpretations and began expensing the grant-date fair value of employee stock options over the related requisite service period. Prior to January 1, 2006, the Company applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recognized compensation expense on options granted to non-employee directors. The estimated impact of adopting SFAS No. 123R in 2006 is approximately $7,000 and is not expected to have a significant impact on basic and diluted earnings per share for the year. The pro forma impact of expensing employee stock options in 2005 would have been $27,000 or a reduction of basic and diluted earnings per share by approximately $.01 for the year based on the disclosures required by SFAS No. 123.

     The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to January 1, 2006, and amortization related to new awards granted after January 1, 2006.

     The expense associated with stock-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided (used) by operating activities.

     Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from stock-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. For the first quarter of 2006, no excess tax benefits were generated.

     SFAS No. 123R modified the disclosure requirements related to stock-based compensation. Accordingly, the disclosures prescribed by SFAS No. 123R are included below.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006 and 2005


     For stock options granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock option plan would have been as follows:

                                                                              Three Months Ended
                                                                                March 31, 2005
                                                                           ------------------------
     Net income, as reported.........................................              $   194
     Deduct:  total stock-based employee compensation
        expense determined under fair value based method,
        net of related tax effects...................................                  (11)
                                                                           ------------------------
     Pro forma net income............................................              $   183
                                                                           ========================

     Basic earnings per share:
        As reported..................................................              $   .05
        Pro forma....................................................              $   .04

     Diluted earnings per share:
        As reported..................................................              $   .04
        Pro forma....................................................              $   .04

     In November 2005, the FASB issued FSP No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

     1997 Equity Compensation Plan
     The Company has a stock-based compensation program, the 1997 Equity Compensation Plan ("ECP"), which will expire in July 2007. The ECP provides for grants of stock options, restricted and non-vested stock, and stock appreciation rights to selected key employees, key advisors who perform valuable services, and directors of the Company. In addition, the ECP provides for grants of performance units to employees and key advisors. The ECP, as amended by stockholders in August 2000 and June 2001, authorizes up to 1,012,500 shares of common stock for issuance pursuant to the terms of the plan. Under the Company's ECP, officers, directors, and key employees have been granted options to purchase shares of common stock at the market price at the date of grant. Options become exercisable in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options are fully exercisable. Vested stock option awards may be exercised through payment of cash, exchange of mature shares, or through a broker. As of March 31, 2006, 51,035 options are outstanding under the plan, and all options have a term of five or seven years.

     The compensation cost charged against income in the first quarter of 2006 for stock-based compensation programs was $8,000, which consisted of expensing $1,000 for employee stock options, $4,000 for directors' stock options, and $3,000 for non-vested stock. Of the compensation cost recognized, all of the $8,000 was a component of selling, general and administrative expenses.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006 and 2005


     Stock Options
     On March 8, 2006, the Board of Directors of the Company granted 12,500 stock options to its executive officers. The fair value of options granted in the first quarter of 2006 was estimated using the Black Scholes option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the Company's stock and dividends over the historical period equal to the option term. The dividend yield on the Company's common stock is assumed to be zero since the Company has not paid any cash dividends since 1999 and has no present intention to declare cash dividends. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The assumptions given below results from certain groups of employees exhibiting different behavior. Separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes. The Company does not expect to have any forfeitures of its recent stock option awards based on the historical experience of the group of employees that received the stock option awards. The risk-free rate is based on the U. S. Treasury Securities with terms equal to the expected time of exercise as of the grant date.

      ------------------------------------------------------------------------------
        Expected volatility.............................................      18.0%
        Expected dividend yield.........................................       0.0%
        Expected life (in years)........................................      4.75
        Risk-free interest rate.........................................      4.75%
      ------------------------------------------------------------------------------

     The grant-date fair value of options granted during the first quarter of 2006 was $2.60 per option.

     A summary of stock option activity is presented below:

                                                                                       Weighted
                                                                                        Average
                                                                    Weighted           Remaining
                                                                    Average           Contractual         Aggregate
                                                                    Exercise             Term             Intrinsic
                                                  Options            Price            (In Years)            Value
                                               -------------    ---------------    ----------------    ---------------
Outstanding at January 1, 2006...........          38,535            $  7.86
  Granted................................          12,500              10.01
  Exercised..............................               -                -
  Forfeited..............................               -                -
                                               -------------    ---------------
Outstanding at March 31, 2006............          51,035            $  8.39              2.3              $ 128,000
                                               =============    ===============

Exercisable at March 31, 2006............          33,535            $  7.81               .7              $  83,000

     There were no stock options exercised during the first quarter of 2006. The compensation cost charged against income in the first quarter of 2006 for stock options was $5,000. Compensation cost is recognized on a straight-line basis over the stated vesting period consistent with the terms of the arrangement.

     As of December 31, 2005, there were no unvested employee stock options. Therefore, no compensation cost related to stock options granted to employees prior to January 1, 2006 will be recognized.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006 and 2005


     Non-Vested Stock
     The grant-date fair value of non-vested stock is determined on the date of grant based on the market price of the stock, and compensation cost is generally amortized to expense on a straight-line basis over the vesting period during which employees perform related services.

     On March 8, 2006, the Company issued 12,500 shares of non-vested stock to its executive officers. Participants are entitled to cash dividends and to vote their respective shares. The shares are subject to forfeiture if employment is terminated prior to March 8, 2010.

     A summary of restricted stock activity is presented below:

                                                                   Restricted          Grant Date
                                                                     Shares            Fair Value
                                                                 --------------    ------------------
Nonvested at January 1, 2006..............................                -             $    -
   Granted................................................           12,500                10.01
   Vested.................................................                -                  -
   Forfeited..............................................                -                  -
                                                                 --------------    ------------------
Nonvested at March 31, 2006...............................           12,500             $  10.01
                                                                 ==============    ==================

     The compensation cost charged against income in the first quarter of 2006 for restricted stock awards was $3,000. The total compensation cost is expected to be recognized over the four-year vesting period.


(11) Income Taxes
     ------------
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company recognized an income tax benefit of $86,000 during the three months ended March 31, 2006 compared to income tax expense of $39,000 during the three months ended March 31, 2005. The income tax benefit for the first quarter of 2006 was higher than the statutory federal and state tax rates due primarily to the reversal of accruals for the expiration of tax return statutes. Income tax expense for the first quarter of 2005 was generally recorded at statutory federal and state tax rates.


(12) Legal Proceedings
     -----------------
     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements for the period ended March 31, 2006, and the cautionary statements and consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties, identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports.


                         ------------------------------


Business Overview
-----------------
     Paragon Technologies, Inc. provides a variety of material handling solutions, including systems, technologies, products, and services for material flow applications. Founded in 1958, the Company's material handling solutions are based on core technologies in horizontal transportation and order fulfillment and are aimed at improving productivity for manufacturing, assembly, and distribution center operations.
     On August 5, 2005, the Company completed the sale of substantially all of the assets and liabilities of Ermanco, and received cash consideration of $23,055,000 (subject to a working capital adjustment and an accounts receivable adjustment). Transaction costs associated with the sale of the assets and liabilities of Ermanco were approximately $1,038,000. During the fourth quarter of 2005, the Company paid $448,000 to the Buyer in connection with the working capital adjustment and $61,000 in connection with the accounts receivable adjustment. Therefore, the Company received cash consideration of $21,508,000, net of transaction costs and the working capital and accounts receivable adjustments in connection with the sale of the assets and liabilities of Ermanco, thereby resulting in a pre-tax loss of approximately $964,000. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding the sale of substantially all of the assets and liabilities of Ermanco. The discussion that follows reflects the operations of the Company following the sale of substantially all of the assets and liabilities of Ermanco.


                         ------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises and falls, the Company may see a corresponding change in rate of new orders, and therefore, a corresponding change in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the three months ended March 31, 2006, and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001:

                                            Three Months
                                               Ended                   Year Ended December 31,
                                              March 31,     -----------------------------------------------
(Dollars in Thousands)                          2006            2005     2004     2003      2002     2001
                                         ------------------ -----------------------------------------------
Backlog of orders - Beginning............    $  6,918           5,514    4,052    4,834     7,666   16,353
   Add: orders...........................       5,486          18,080   13,164   11,301    12,074   10,321
   Less: sales...........................       4,220          16,676   11,702   12,083    14,906   19,008
                                         ------------------ -----------------------------------------------
Backlog of orders - Ending...............    $  8,184           6,918    5,514    4,052     4,834    7,666
                                         ================== ===============================================

Capacity Utilization(1)..................       81.0%           80.0%    78.6%    75.7%     75.1%    76.3%

     Current Ratio
     -------------
     Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio as of March 31, 2006 and as of December 31, 2005, 2004, 2003, 2002, and 2001:

                                        As of                                 As of December 31,
                                       March 31,         --------------------------------------------------------------
(Dollars in Thousands)                   2006               2005         2004         2003         2002         2001
                                  -------------------    ----------   ----------   ----------   ----------   ----------
Current assets...............          $ 21,805           22,134       14,249       14,720        15,444       19,200
                                  -------------------   ----------   -----------  -----------   ----------   ----------
Current liabilities..........          $  5,077            5,337        7,355        9,583         9,416       13,357

Current ratio................              4.29             4.15         1.94         1.54          1.64         1.44

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Debt to Equity Ratio
     --------------------
     With an emphasis over the past several years on generating cash flows to eliminate the Company's senior and subordinated debt, the Company has eliminated its financial leverage as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the absence of debt provides greater protection for its stockholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio as of March 31, 2006 and as of December 31, 2005, 2004, 2003, 2002, and 2001 and also includes the number of shares outstanding at the end of each fiscal period:

                                        As of                                 As of December 31,
                                       March 31,         -------------------------------------------------------------
(Dollars in Thousands)                   2006               2005         2004         2003         2002         2001
                                  -------------------    ----------   ----------  ----------   ----------   ----------

Current installments of
  long-term debt .............       $         -                  -            -           -        1,437        2,305
Long-term debt ...............                 -                  -            -           -        7,263        9,900
                                       ---------          ---------    ---------   ---------    ---------    ---------
Total debt ...................                 -                  -            -           -        8,700       12,205
                                       ---------          ---------    ---------   ---------    ---------    ---------
Total stockholders'
  equity (1) .................       $    17,075             17,066       23,308      22,061       17,885       16,912
                                       =========          =========    =========   =========    =========    =========

Debt to equity ratio .........                 -                 -             -           -          .49          .72

Number of shares
  outstanding at the
  end of the fiscal
  period .....................         3,551,519          3,539,019    4,265,310   4,277,595    4,256,098    4,221,635
                                       =========          =========    =========   =========    =========    =========

(1) During the year ended December 31, 2005, the Company repurchased 824,100 shares of common stock at a weighted average cost, including brokerage commissions, of $9.81 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2005 were $8,080,882. See Stock Repurchase Program in Note 9 of the Notes to Consolidated Financial Statements regarding the Company's Stock Repurchase Program.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of March 31, 2006, there are no contracts that are anticipated to result in a loss.
     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company has not had any significant cost overruns resulting in loss of profits during the three months ended March 31, 2006.

     Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, typically two percent of the cost of the system being sold, and a detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The recorded warranty reserve as of March 31, 2006 was $177,000.

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


                        -------------------------------


Results of Operations - Three Months Ended March 31, 2006 Compared to
---------------------------------------------------------------------
the Three Months Ended March 31, 2005
-------------------------------------


Net Sales and Gross Profit on Sales
-----------------------------------

                                                                 2006                2005
                                                          ------------------  ------------------
Net sales............................................        $ 4,220,000           3,866,000
Cost of sales........................................          2,933,000           2,774,000
                                                          ------------------  ------------------
Gross profit on sales................................        $ 1,287,000           1,092,000
                                                          ==================  ==================

Gross profit as a percentage of sales................              30.5%               28.2%
                                                          ==================  ==================

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Results of Operations - Three Months Ended March 31, 2006 Compared to the
-------------------------------------------------------------------------
Three Months Ended March 31, 2005 (Continued)
---------------------------------

Net Sales and Gross Profit on Sales (Continued)
-----------------------------------
     The increase in sales was associated with a larger backlog of orders entering fiscal 2006 when compared to the backlog of orders entering fiscal 2005. Contributing to the increase in sales was progress made on contracts received prior to the start of the year and during the first quarter of 2006 in accordance with contract completion requirements associated with customers in the vehicle assembly, health and beauty aids, and entertainment marketplace as a result of a demand for the Company's products in these industry sectors.
     Gross profit, as a percentage of sales, for the three months ended March 31, 2006, when compared to the three months ended March 31, 2005, was favorably impacted by 4.6% as a result of a reduction in overhead costs as a percentage of sales due to the higher sales volume to cover fixed overhead costs in the three months ended March 31, 2006. Partially offsetting the aforementioned favorable variance by 2.3% was the impact of the favorable performance on the Company's contracts that were completed or nearing completion in the three months ended March 31, 2005 as compared to the three months ended March 31, 2006, along with competitive pricing pressures and product mix.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $1,372,000 were higher by $335,000 for the three months ended March 31, 2006 than for the three months ended March 31, 2005. The increase was attributable to the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $164,000, an increase of $69,000 in marketing expenses primarily associated with product promotion, marketing research, and participation in trade shows, and an increase of $56,000 in professional fees and shareholder relations expenditures.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $156,000 were higher by $152,000 for the three months ended March 31, 2006 than for the three months ended March 31, 2005. Development programs in the three months ended March 31, 2006 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts during the three months ended March 31, 2006 included DISPEN-SI-MATIC(R) software and hardware enhancements aimed at promoting workplace efficiencies for the Company's customers.

Interest Income
---------------
     Interest income of $128,000 was higher by $115,000 for the three months ended March 31, 2006 than for the three months ended March 31, 2005. The increase in interest income was attributable to the higher level of funds available for investment as a result of the cash proceeds from the sale of substantially all of the assets and liabilities of Ermanco.

Other Income, Net
-----------------
     The unfavorable variance of $11,000 in other income, net for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was attributable to a decrease in royalty income from a license agreement related to material handling equipment sales.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Results of Operations - Three Months Ended March 31, 2006 Compared to the
-------------------------------------------------------------------------
Three Months Ended March 31, 2005 (Continued)
---------------------------------

Income Tax Expense (Benefit)
---------------------------
     The Company recognized an income tax benefit of $86,000 during the three months ended March 31, 2006 compared to income tax expense of $39,000 during the three months ended March 31, 2005. The income tax benefit for the first quarter of 2006 was higher than the statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes. Income tax expense for the first quarter of 2005 was generally recorded at statutory federal and state tax rates.

                        -------------------------------

Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents and short-term investments at March 31, 2006 were $16,576,000, representing 74.3% of total assets, down from $17,397,000, or 77.0% of total assets, at December 31, 2005. The decrease was primarily due to cash used by operating activities totaling $761,000.
     Cash used by operating activities totaling $761,000 during the three months ended March 31, 2006 was primarily due to the following factors:
     o an increase in receivables in the amount of $698,000 in accordance with contractual requirements associated with a customer in the office supplies industry and the U.S. government; and
     o a decrease in customers' deposits and billings in excess of costs and estimated earnings in the amount of $249,000 in accordance with contractual requirements associated with customers in the vehicle assembly and entertainment marketplace.
     Partially offset by a decrease in costs and estimated earnings in excess of billings in the amount of $205,000 in accordance with contractual requirements associated with customers in the healthcare marketplace.
     The Company's cash and cash equivalents and short-term investments at March 31, 2005 rose to $4,118,000 at March 31, 2005 from $3,602,000 at December 31,
2004. The increase resulted primarily from cash provided by operating activities totaling $656,000.
     Cash provided by operating activities totaling $656,000 during the three months ended March 31, 2005 was primarily due to the following factors:
     o an increase in net cash provided by operating activities of discontinued operations of $1,021,000; and
     o a decrease in receivables in the amount of $364,000 in accordance with contractual requirements associated with customers in the health and beauty aids, entertainment, and retail marketplace.
     Partially offset by the following factors:
     o a decrease in customers' deposits and billings in excess of costs and estimated earnings in the amount of $127,000 in accordance with contractual requirements associated with customers in the health and beauty aids and entertainment marketplace;
     o an increase in costs and estimated earnings in excess of billings in the amount of $365,000 in accordance with contractual requirements associated with customers in the vehicle assembly and the healthcare marketplace; and
     o a decrease in accounts payable in the amount of $243,000 associated with the payment of goods and services rendered in accordance with job completion requirements.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------
     The Company's line of credit facility may not exceed $5,000,000 and is to be used primarily for working capital purposes. Effective August 5, 2005, the Company issued a $2,000,000 letter of credit in connection with the sale of substantially all of the assets and liabilities of Ermanco, thereby reducing the amount of available line of credit to $2,800,000. The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. As of March 31, 2006, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2006. The Company expects to renew the line of credit facility under similar terms and conditions during 2006.
     The Company anticipates that its financial resources, consisting of cash generated from operations, its line of credit, and the sale of Ermanco will be adequate to satisfy its future cash requirements through the next year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers.
     The Company is currently exploring various business strategies designed to enhance the value of the Company's assets for its stockholders. The Company is continuing to evaluate and actively explore a range of possible options, including transactions intended to provide liquidity and maximize stockholder value, and consideration of the acquisition of complementary assets and/or businesses. The Company may not be able to effect any of these strategic options on favorable terms or at all.

                         ------------------------------

Contractual Obligations
-----------------------
     The Company's leases 25,000 square feet in Easton, Pennsylvania for use as its principal office. The leasing agreement requires fixed monthly rentals of $18,781 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit. The lease expires on February 21, 2008.
     Future contractual obligations and commercial commitments at March 31, 2006 as noted above are as follows:

                                                                          Payments Due by Period
                                                      --------------------------------------------------------------
                                       Total             2006         2007         2008         2009         2010
                                  ---------------     ----------   ----------   ----------   ----------   ----------
Contractual obligations:
  Operating leases...........        $ 434,000          169,000      231,000      34,000           -             -
                                  ---------------     ----------   ----------   ----------   ----------   ----------

  Total......................        $ 434,000          169,000      231,000      34,000           -             -
                                  ===============     ==========   ==========   ==========   ==========   ==========


                                                                           Amount of Commitment
                                                                          Expiration Per Period
                                 Total Amounts     ------------------------------------------------------------------
                                   Committed          2006          2007          2008          2009          2010
                                 -------------     ----------    ----------    ----------    ----------    ----------
Other commercial
commitments:
  Letters of credit..........     $ 2,200,000       2,000,000       200,000             -             -             -

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Off-Balance Sheet Arrangements
------------------------------
     As of March 31, 2006 the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

Recently Issued Accounting Pronouncements
-----------------------------------------
     In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 provides for certain fixed production overhead cost to be reflected as a period cost and not capitalized as inventory. FAS 151 is effective for the beginning of 2006. The adoption of FAS 151 did not have a material impact on the Company's financial statements.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) "Share-Based Payment" ("FAS 123R"). FAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted and non-vested stock, and stock appreciation rights. It requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company used prior to January 1, 2006. The Company adopted FAS 123R on January 1, 2006.
     In May 2005, the Financial Accounting Standard Board issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of this statement, as applicable, on January 1, 2006, and there was no impact of the adoption.
     In November 2005, the FASB issued FSP No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

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


                         ------------------------------


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


Item 4.       Controls and Procedures
-------       -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2006. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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


Item 1A.      Risk Factors
--------      ------------

     Item 1A, "Risk Factors," of our 2005 Form 10-K includes a detailed discussion of our risk factors.


Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
-------       -----------------------------------------------------------

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended March 31, 2006:


-------------------------------------------------------------------------------------------------------
                                                       Total Number                      Approximate
                                         Average         of Shares      Approximate     Dollar Value
                                       Price Paid       Repurchased     Dollar Value      of Shares
                         Total          Per Share      as Part of a      of Shares      That May Yet
                         Number        (Including        Publicly        Purchased      Be Purchased
       Fiscal          of Shares        Brokerage        Announced       Under the        Under the
       Period         Repurchased     Commissions)        Program         Program          Program
-------------------------------------------------------------------------------------------------------
1/1/06 - 1/31/06              -          $    -               -          $      -        $ 1,593,486
2/1/06 - 2/28/06              -          $    -               -          $      -        $ 1,593,486
3/1/06 - 3/31/06              -          $    -               -          $      -        $ 1,593,486
-------------------------------------------------------------------------------------------------------

     On August 12, 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. The Company's Board of Directors amended its existing stock repurchase program on several occasions during 2005 by increasing the amount it has authorized management to repurchase from up to $1,000,000 of the Company's common stock to up to $10,000,000. There were no repurchases during the three months ended March 31, 2006. Through March 31, 2006, the Company repurchased 858,800 shares of common stock at a weighted average cost, including brokerage commissions, of $9.79 per share. Cash expenditures for the stock repurchases since the inception of the program were $8,406,514. As of March 31, 2006, $1,593,486 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program. All shares of common stock that were repurchased by the Company since the inception of the program were subsequently retired.

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

                               PARAGON TECHNOLOGIES, INC.



                               /s/ Joel L. Hoffner
                               -----------------------------------------------
                               Joel L. Hoffner
                               President & CEO



                               /s/ Ronald J. Semanick
                               -----------------------------------------------
                               Ronald J. Semanick
                               Chief Financial Officer





Dated:       May 12, 2006
       -----------------------

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