Form 10-Q
period 2006-06-30
PARAGON TECHNOLOGIES INC
filed 2006-08-10
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                             -----------------------

                                    FORM 10-Q

                             -----------------------



           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 2006


                         Commission File Number: 1-15729



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

The number of shares of the Registrant's Common Stock, $1.00 par value, outstanding as of July 31, 2006 was 3,202,800.

                                 [PARAGON LOGO]

                           Paragon Technologies, Inc.
                                TABLE OF CONTENTS

                                                                                             Page
                                                                                            Number
                                                                                          -----------
PART I -- FINANCIAL INFORMATION

     Item 1.      Financial Statements:
                     Consolidated Balance Sheets (Unaudited)............................        1
                     Consolidated Statements of Operations (Unaudited)..................        3
                     Consolidated Statements of Cash Flows (Unaudited)..................        4
                     Notes to Consolidated Financial Statements (Unaudited).............        6

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................       18

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk............       28

     Item 4.      Controls and Procedures...............................................       28



PART II -- OTHER INFORMATION

     Item 1.      Legal Proceedings.....................................................       29

     Item 1A.     Risk Factors..........................................................       29

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds...........       29

     Item 3.      Defaults Upon Senior Securities.......................................       30

     Item 4.      Submission of Matters to a Vote of Security Holders...................       30

     Item 5.      Other Information.....................................................       30

     Item 6.      Exhibits..............................................................       30



SIGNATURES..............................................................................       31



EXHIBIT INDEX...........................................................................       32

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
     (In Thousands, Except Share Data)


                                                               (UNAUDITED)
                                                                 June 30,            December 31,
                                                                   2006                  2005
                                                            -------------------    ------------------

Assets
------
Current assets:
   Cash and cash equivalents.......................             $   2,804                   687
   Short-term investments..........................                13,000                16,710
                                                            -------------------    ------------------
       Total cash and cash equivalents and
         short-term investments....................                15,804                17,397
                                                            -------------------    ------------------

   Receivables:
     Trade.........................................                 2,042                 2,029
     Notes and other receivables...................                   660                 1,066
                                                            -------------------    ------------------
       Total receivables...........................                 2,702                 3,095
                                                            -------------------    ------------------

   Costs and estimated earnings in excess
     of billings...................................                   570                   616

   Inventories:
     Raw materials.................................                    82                   108
     Work-in-process...............................                   137                    26
     Finished goods................................                   358                   210
                                                            -------------------    ------------------
       Total inventories...........................                   577                   344
                                                            -------------------    ------------------

   Deferred income tax benefits....................                   358                   353
   Prepaid expenses and other current assets.......                   245                   329
                                                            -------------------    ------------------
       Total current assets........................                20,256                22,134
                                                            -------------------    ------------------

Property, plant and equipment, at cost:
   Machinery and equipment.........................                 1,172                 1,160
   Less:  accumulated depreciation.................                   875                   911
                                                            -------------------    ------------------
     Net property, plant and equipment.............                   297                   249
                                                            -------------------    ------------------

Deferred income tax benefits.......................                   184                   203
Other assets.......................................                    10                    10
                                                            -------------------    ------------------
Total assets.......................................             $  20,747                22,596
                                                            ===================    ==================


          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
     (In Thousands, Except Share Data)


                                                               (UNAUDITED)
                                                                 June 30,            December 31,
                                                                   2006                  2005
                                                            -------------------    ------------------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable................................             $   1,447                1,391
   Customers' deposits and billings
     in excess of costs and
     estimated earnings ...........................                 1,865                2,044
   Accrued salaries, wages, and
     commissions...................................                   148                  102
   Income taxes payable............................                   591                  650
   Accrued product warranty........................                   249                  189
   Deferred gain on sale-leaseback.................                   165                  165
   Accrued other liabilities.......................                   777                  796
                                                          ---------------------  -------------------
       Total current liabilities...................                 5,242                5,337
                                                          ---------------------  -------------------

Long-term liabilities:
   Deferred gain on sale-leaseback.................                   110                  193
                                                          ---------------------  -------------------
       Total long-term liabilities.................                   110                  193
                                                          ---------------------  -------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $1 par value; authorized
     20,000,000 shares; issued and
     outstanding 3,342,000 shares as
     of June 30, 2006 and 3,539,019
     shares as of December 31, 2005................                 3,342                3,539
  Additional paid-in capital.......................                 6,588                7,004
  Retained earnings................................                 5,465                6,523
                                                           ---------------------  -------------------
       Total stockholders' equity..................                15,395               17,066
                                                          ---------------------  -------------------

       Total liabilities and stockholders' equity..             $  20,747               22,596
                                                          =====================  ===================


          See accompanying notes to consolidated financial statements.

Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005
     (In Thousands, Except Share and Per Share Data)


                                              Three Months Ended                     Six Months Ended
                                      ----------------------------------    ----------------------------------
                                          June 30,          June 30,            June 30,          June 30,
                                            2006              2005                2006              2005
                                      ----------------  ----------------    ----------------  ----------------
Net sales...........................     $      4,823            3,729             9,043             7,595
Cost of sales.......................            3,315            2,839             6,248             5,613
                                      ----------------- ----------------- ------------------------------------
Gross profit on sales...............            1,508              890             2,795             1,982
                                      ----------------- ----------------- ------------------------------------

Selling, general and
   administrative expenses..........            1,429            1,147             2,801             2,184
Product development costs...........               60               19               216                23
Interest expense....................                -                -                 1                 1
Interest income.....................             (148)             (61)             (276)              (74)
Other income, net...................              (47)             (36)              (76)              (76)
                                      ----------------- ----------------- ------------------------------------
                                                1,294            1,069             2,666             2,058
                                      ----------------- ----------------- ------------------------------------

Income (loss) from
   continuing operations before
   income taxes.....................              214             (179)              129               (76)
Income tax expense (benefit)........               43              (69)              (43)              (30)
                                      ----------------- ----------------- ------------------------------------
Income (loss) from
   continuing operations............              171             (110)              172               (46)
Income from discontinued
   operations, net of
   income taxes.....................                -              819                 -               949
                                      ----------------- ----------------- ------------------------------------
Net income..........................     $        171              709               172               903
                                      ================= ================= ====================================

Basic earnings (loss) per share:
   Income (loss) from
     continuing operations..........     $        .05             (.03)              .05              (.01)
   Income from
     discontinued operations........                -              .20                 -               .22
                                      ----------------- ----------------- ------------------------------------
   Net income.......................     $        .05              .17               .05               .21
                                      ================= ================= ====================================

Diluted earnings (loss) per share:
   Income (loss) from
     continuing operations..........    $         .05             (.03)              .05              (.01)
   Income from
     discontinued operations........                -              .19                 -               .22
                                      ----------------- ----------------- ------------------------------------
   Net income.......................    $         .05              .16               .05               .21
                                      ================= ================= ====================================

Weighted average
   shares outstanding...............        3,495,389        4,272,629         3,514,088         4,269,871
Dilutive effect of
   stock options....................            7,190           61,017             7,569            55,511
                                      ----------------- ----------------- ------------------------------------
Weighted average
   shares outstanding
   assuming dilution................        3,502,579        4,333,646         3,521,657         4,325,382
                                      ================= ================= ====================================

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2006 and 2005
     (In Thousands, Except Share Data)


                                                                     Six Months Ended
                                                          ----------------------------------------
                                                               June 30,            June, 30,
                                                                 2006                 2005
                                                          -------------------  -------------------
Cash flows from operating activities:
   Net income..........................................        $    172                  903
   Less:  Income from discontinued operations..........               -                  949
                                                          -------------------  -------------------
   Income (loss) from continuing operations............             172                  (46)

   Adjustments to reconcile net income
     to net cash provided (used) by operating
     activities:
       Depreciation of plant and equipment.............              47                   42
       Loss on disposition of equipment................               2                    -
       Deferred tax expenses...........................              14                   80
       Amortization of deferred gain on sale-
         leaseback.....................................             (83)                 (83)
       Stock-based compensation........................              18                    9
       Change in operating assets and liabilities:
           Receivables.................................             393                 (414)
           Costs and estimated earnings in
              excess of billings.......................              46                 (325)
           Inventories.................................            (233)                 (10)
           Prepaid expenses and other
              current assets...........................              84                   52
           Accounts payable............................              56                  556
           Customers' deposits and billings
              in excess of costs and estimated
              earnings.................................            (179)                 267
           Accrued salaries, wages, and
              commissions..............................              46                   50
           Income taxes payable........................             (59)                 148
           Accrued product warranty....................              60                 (203)
           Accrued other liabilities...................             (19)                  13
       Net cash provided by operating activities
         of discontinued operations....................               -                1,048
                                                          -------------------  -------------------
   Net cash provided by
     operating activities..............................             365                1,184
                                                          -------------------  -------------------

Cash flows from investing activities:
   Proceeds from sales of short-term
     investments.......................................           4,210                  250
   Purchases of short-term investments.................            (500)                (400)
   Purchases of property, plant and equipment..........             (97)                 (77)
   Net cash used by investing activities
     of discontinued operations........................               -                 (243)
                                                         -------------------  -------------------
   Net cash provided (used) by investing
     activities........................................           3,613                 (470)
                                                          -------------------  -------------------

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended June 30, 2006 and 2005
     (In Thousands, Except Share Data)


                                                                     Six Months Ended
                                                          ----------------------------------------
                                                               June 30,             June 30,
                                                                 2006                 2005
                                                          -------------------  -------------------
Cash flows from financing activities:
   Sale of common shares in connection with
     employee incentive stock option plan.............                -                  160
   Repurchase and retirement of
     common stock.....................................           (1,861)                   -
                                                          -------------------  -------------------
       Net cash provided (used) by
         financing activities.........................           (1,861)                 160
                                                          -------------------  -------------------

   Increase in cash and
     cash equivalents.................................            2,117                  874
   Cash and cash equivalents,
     beginning of period..............................              687                1,702
                                                          -------------------  -------------------
   Cash and cash equivalents,
     end of period....................................        $   2,804                2,576
                                                          ===================  ===================

   Supplemental disclosures of cash flow
   information:
     Cash paid (received) during
       the period for:
         Interest.....................................        $       1                    1
                                                          ===================  ===================
         Income taxes.................................        $    (371)                  62
                                                          ===================  ===================

          See accompanying notes to consolidated financial statements.

-------       --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005


(1) In the opinion of the management of Paragon Technologies, Inc. ("Paragon" or the "Company"), the unaudited interim financial statements furnished reflect all adjustments and accruals that are necessary to present a fair statement of results for the interim periods. The comparative financial information for the period ended June 30, 2005 includes the accounts of the Company and Ermanco Incorporated ("Ermanco"), a wholly owned subsidiary company that was sold on August 5, 2005, after elimination of intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year's presentation. Results for interim periods are not necessarily indicative of results expected for the full fiscal year. This quarterly report should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 30, 2006. Refer to the Company's annual report on Form 10-K for the year ended December 31, 2005 for more complete financial information. See Discontinued Operations - Sale of Ermanco in Note 2 of the Notes to Consolidated Financial Statements for further information regarding the sale of substantially all of the assets and liabilities of Ermanco.

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

-------   --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005


     adjustment and $61,000 in connection with the accounts receivable adjustment. Therefore, the Company received cash consideration of $21,508,000, net of transactions costs and the working capital and accounts receivable adjustments in connection with the sale of the assets and liabilities of Ermanco, thereby resulting in a pre-tax loss on the sale of approximately $964,000.

     Ermanco and Paragon indemnified the Buyer and Buyer Parent for, among other things, a breach of any representation, warranty, covenant, or agreement set forth under the terms of the Asset Purchase Agreement. Paragon and Ermanco will have no liability to Buyer or Buyer Parent with respect to claims for breaches of representations and/or warranties until the aggregate amount of loss relating to such breaches exceeds $230,000, and then only for such amount that exceeds $230,000. The overall aggregate indemnification liability of Paragon and Ermanco shall not exceed $5,750,000. At the closing of the asset sale, Paragon delivered to the Buyer an irrevocable letter of credit in the amount of $2 million as security for its indemnification obligations. The letter of credit remained in place through August 4, 2006, the one-year anniversary of the closing of the asset sale. There was no claim under the letter of credit during its existence.

     Ermanco and Paragon agreed that for a period of 3 years following the closing of the transaction, each will not solicit any employee, customer, or supplier of Buyer to leave Buyer's employment or alter its business dealings with the Buyer.

     The results of operations for Ermanco's business activities are reported as a discontinued operation. The following are the condensed results of operations for Ermanco for the three and six months ended June 30, 2005 (in thousands):

                                                           Three Months              Six Months
                                                              Ended                     Ended
                                                      -----------------------------------------------
                                                          June 30, 2005            June 30, 2005
                                                     ----------------------    ----------------------
   Net sales......................................         $   14,958                  21,400
                                                      ======================   ======================

   Income from operations before
      income taxes................................         $    1,277                   1,481
   Income tax expense.............................                458                     532
                                                      ----------------------   ----------------------
   Income from discontinued operations,
      net of income taxes.........................         $      819                     949
                                                      ======================   ======================


(3)  Short-Term Investments
     ----------------------
     The Company's short-term investments are comprised of a certificate of deposit and debt securities, all classified as trading, that are carried at cost, which approximates fair value of the investments at period end. The debt securities include state and municipal bonds, are on deposit with a major financial institution, and are supported by letters of credit.

-------   --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005


(4)  Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, typically two percent of the cost of the system being sold, and a detailed review of products still in the warranty period is performed each quarter.

     A roll-forward of warranty activities is as follows (in thousands):

                                                Additions
                                               (Reductions)
                             Beginning          Charged to                              Ending
                              Balance           Costs and                               Balance
                             January 1           Expenses           Deductions          June 30
                           --------------    -----------------   ---------------  --------------------
2006...................       $  189                  91                31                 249
2005...................       $  490                (163)               40                 287



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

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005


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

                      -----------------------------------

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales during the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

     For the three months ended June 30, 2006 and 2005:

                                           June 30, 2006                   June 30, 2005
                                   ------------------------------  ------------------------------
                                                     % of Total                     % of Total
                                       Sales            Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  4,140            85.8%       $  2,978           79.9%
     Aftermarket sales.............        683            14.2%            758           20.1%
                                   --------------   -------------  --------------  --------------
        Total sales................   $  4,823           100.0%       $  3,729          100.0%
                                   ==============   =============  ==============  ==============

     For the six months ended June 30, 2006 and 2005:

                                           June 30, 2006                   June 30, 2005
                                   ------------------------------  ------------------------------
                                                     % of Total                     % of Total
                                       Sales            Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  7,431            82.2%       $  6,016           79.2%
     Aftermarket sales.............      1,612            17.8%          1,579           20.8%
                                   --------------   -------------  --------------  --------------
        Total sales................   $  9,043           100.0%       $  7,595          100.0%
                                   ==============   =============  ==============  ==============

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005


     The Company's products are sold worldwide through its own sales personnel. Domestic and international sales during the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

     For the three months ended June 30, 2006 and 2005:

                                           June 30, 2006                   June 30, 2005
                                   ------------------------------  ------------------------------
                                                     % of Total                     % of Total
                                       Sales            Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------

     Domestic sales................   $  4,712            97.7%       $  3,679           98.7%
     International sales...........        111             2.3%             50            1.3%
                                   --------------   -------------  --------------  --------------
        Total sales................   $  4,823           100.0%       $  3,729          100.0%
                                   ==============   =============  ==============  ==============

     For the six months ended June 30, 2006 and 2005:

                                           June 30, 2006                   June 30, 2005
                                   ------------------------------  ------------------------------
                                                     % of Total                     % of Total
                                       Sales            Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  8,901            98.4%       $  7,053           92.9%
     International sales...........        142             1.6%            542            7.1%
                                   --------------   -------------  --------------  --------------
        Total sales................   $  9,043           100.0%       $  7,595          100.0%
                                   ==============   =============  ==============  ==============

     All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States.

     The Company's backlog of orders at June 30, 2006 and June 30, 2005 were $8,292,000 and $7,773,000, respectively.

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

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005


     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) "Share-Based Payment" ("FAS 123R"). FAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted and nonvested stock, and stock appreciation rights. It requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company used prior to January 1, 2006. The Company adopted FAS 123R on January 1, 2006.

     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of this statement, as applicable, on January 1, 2006, and there was no impact of the adoption.

     In November 2005, the Financial Accounting Standards Board issued FSP No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

     In June 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005


(7)  Sale-Leaseback
     --------------
     The Company's principal office is located in a 173,000 square foot, concrete, brick, and steel facility in Easton, Pennsylvania. In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $18,781 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit. The lease expires on February 21, 2008. In accordance with SFAS No. 13 and SFAS No. 28, the leaseback does not meet the criteria for classification as a capital lease; hence, it is classified as an operating lease. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The seller-lessee (Company) retained more than a minor part (25,000 square feet) but less than substantially all of the use of the property (173,000 square feet) through the leaseback and realized a profit on the sale in excess of the present value of the minimum lease payments over the lease term. The present value of the stream of lease payments utilizing the Company's incremental borrowing rate of 10.0% was $826,000. The $826,000 of deferred profit is amortized in equal amounts as a reduction in rent expense over the five-year term of the lease. During the three months ended June 30, 2006 and 2005, $41,000 and $41,000, respectively, of the deferred gain was recognized. During the six months ended June 30, 2006 and 2005, $83,000 and $83,000, respectively, of the deferred gain was recognized.


(8)  Line of Credit
     --------------
     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. Effective August 5, 2005 the Company issued a $2,000,000 letter of credit in connection with the sale of substantially all of the assets and liabilities of Ermanco, thereby reducing the amount of available line of credit to $2,800,000. The letter of credit remained in place through August 4, 2006, the one-year anniversary of the closing of the asset sale. There was no usage under the letter of credit during its existence. As of August 5, 2006, the amount of available line of credit was $4,800,000. As of June 30, 2006, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2007.

     The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. The Company was in compliance with all covenants as of June 30, 2006.


(9)  Stock Repurchase Program
     ------------------------
     On August 12, 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. The Company's Board of Directors amended its existing stock repurchase program on several occasions during 2005 and in 2006 by increasing the amount it has authorized management to repurchase from up to $1,000,000 of the Company's common stock to up to $12,000,000. There were no repurchases during the three months ended March 31, 2006. During the three and six months ended June 30, 2006, the Company repurchased 209,519 shares of common stock at a weighted average cost, including brokerage commissions, of $8.88 per share. Cash expenditures for the stock repurchases during the three and six months ended June 30, 2006 were $1,861,470. Through June 30, 2006, the Company repurchased 1,068,319 shares of

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005


     common stock at a weighted average cost, including brokerage commissions, of $9.61 per share. Cash expenditures for the stock repurchases since the inception of the program were $10,267,984. As of June 30, 2006, $1,732,016 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program. The purchase price for the shares of the Company's common stock repurchased was reflected as a reduction to stockholders' equity. The Company allocates the purchase price of the repurchased shares as a reduction to common stock for the par value of the shares repurchased, with the excess of the purchase price over par value being allocated between additional paid-in capital and retained earnings. All shares of common stock that were repurchased by the Company since the inception of the program were subsequently retired.

     In July 2006, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $12,000,000 of the Company's common stock to up to $14,000,000, of which approximately $2,515,619 remains available for repurchases under the stock repurchase program.


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

     The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes attribution of the fair value related to the remaining unvested portion of stock option awards granted prior to January 1, 2006, and attribution related to new awards granted after January 1, 2006.

     The expense associated with stock-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided (used) by operating activities.

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005


     Prior to the adoption of SFAS No. 123R, the Company presented tax benefits, if any, resulting from stock-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that certain cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. For the first six months of 2006, no excess tax benefits were generated.

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

     For stock options granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock option plan would have been as follows:

                                                               Three Months            Six Months
                                                                   Ended                 Ended
                                                               June 30, 2005         June 30, 2005
                                                             ------------------    -------------------
Net income, as reported....................................      $   709                $   903
Deduct:  total stock-based employee
   compensation expense determined under fair
   value based method, net of related tax effects..........          (11)                   (22)
                                                             ------------------    -------------------
Pro forma net income.......................................      $   698                $   881
                                                             ==================    ===================

Basic earnings per share:
   As reported.............................................      $   .17                $   .21
   Pro forma...............................................      $   .16                $   .21

Diluted earnings per share:
   As reported.............................................      $   .16                $   .21
   Pro forma...............................................      $   .16                $   .20

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

     1997 Equity Compensation Plan
     The Company has a stock-based compensation program, the 1997 Equity Compensation Plan ("ECP"), which will expire in July 2007. The ECP provides for grants of stock options, restricted and nonvested stock, and stock appreciation rights to selected key employees, key advisors who perform valuable services, and directors of the Company. In addition, the ECP provides for grants of performance units to employees and key advisors. The ECP, as amended by stockholders in August 2000 and June 2001, authorizes up to 1,012,500 shares of common stock for issuance pursuant to the terms of the plan. Under the Company's ECP, officers, directors, and key employees have been granted options to purchase shares of common stock at the market price at the date of grant. Options become exercisable

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005


     in increments of 25% on the anniversary date of the grant; thus, at the end of four years, the options are fully exercisable. Vested stock option awards may be exercised through payment of cash, exchange of mature shares, or through a broker. As of June 30, 2006, 51,035 options are outstanding under the plan, and all options have a term of five or seven years.

     The compensation cost charged against income during the three and six months ended June 30, 2006 for stock-based compensation programs was $10,000 and $18,000, respectively. Stock-based compensation costs during the three and six months ended June 30, 2006 consisted of expensing $2,000 and $3,000, respectively, for employee stock options, and $0 and $4,000, respectively, for directors' stock options, and $8,000 and $11,000, respectively, for nonvested stock. All of the compensation cost recognized was a component of selling, general and administrative expenses.

     Stock Options
     On March 8, 2006, the Board of Directors of the Company granted 12,500 stock options to its executive officers. The fair value of options granted in the first quarter of 2006 was estimated using the Black Scholes option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the Company's stock and dividends over the historical period equal to the option term. The dividend yield on the Company's common stock is assumed to be zero since the Company has not paid any cash dividends since 1999 and has no present intention to declare cash dividends. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method. The assumptions given below results from certain groups of employees exhibiting different behavior. Separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes. The Company does not expect to have any forfeitures of its recent stock option awards based on the historical experience of the group of employees that received the stock option awards. The risk-free rate is based on the U. S. Treasury Securities with terms equal to the expected time of exercise as of the grant date.

    --------------------------------------------------------------------------------------------
    Expected volatility.............................................                18.0%
    Expected dividend yield.........................................                 0.0%
    Expected life (in years)........................................                 4.75
    Risk-free interest rate.........................................                 4.75%
    --------------------------------------------------------------------------------------------

     The grant-date fair value of options granted during the first quarter of 2006 was $2.60 per option.

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005


     A summary of stock option activity is presented below:

                                                                                      Weighted
                                                                                       Average
                                                                   Weighted           Remaining
                                                                   Average           Contractual          Aggregate
                                                                   Exercise              Term             Intrinsic
                                                  Options           Price             (In Years)            Value
                                               -------------    ---------------    ----------------    ---------------
Outstanding at January 1, 2006...........          38,535          $   7.86
  Granted................................          12,500             10.01
  Exercised..............................               -               -
  Forfeited..............................               -               -
                                               -------------    ---------------
Outstanding at June 30, 2006.............          51,035          $   8.39               2.1              $ 128,000
                                               =============    ===============

Exercisable at June 30, 2006.............          38,535          $   7.86                .5              $  95,000

     There were no stock options exercised during the three and six months ended June 30, 2006. The compensation cost charged against income during the three and six months ended June 30, 2006 for stock options was $2,000 and $7,000, respectively. Compensation cost is recognized on a straight-line basis over the stated vesting period consistent with the terms of the arrangement.

     As of December 31, 2005, there were no unvested employee stock options. Therefore, no compensation cost related to stock options granted to employees prior to January 1, 2006 will be recognized.

     Nonvested Stock
     The grant-date fair value of nonvested stock is determined on the date of grant based on the market price of the stock, and compensation cost is generally amortized to expense on a straight-line basis over the vesting period during which employees perform related services.

     On March 8, 2006, the Company issued 12,500 shares of nonvested stock to its executive officers. Participants are entitled to cash dividends and to vote their respective shares. The shares are subject to forfeiture if employment is terminated prior to March 8, 2010.

     A summary of restricted stock activity is presented below:

                                                                  Restricted          Grant Date
                                                                    Shares            Fair Value
                                                                 --------------    ------------------
Nonvested at January 1, 2006..............................                -            $    -
   Granted................................................           12,500               10.01
   Vested.................................................                -                 -
   Forfeited..............................................                -                 -
                                                                 --------------    ------------------
Nonvested at June 30, 2006................................           12,500            $  10.01
                                                                 ==============    ==================

     The compensation cost charged against income during the three and six months ended June 30, 2006 for restricted stock awards was $8,000 and $11,000, respectively. The total compensation cost is expected to be recognized over the four-year vesting period.

------        --------------------
Paragon Technologies, Inc. and Subsidiary
Notes To Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005


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

     The Company recognized income tax expense of $43,000 and an income tax benefit of $43,000, respectively, during the three and six months ended June 30, 2006 compared to an income tax benefit of $69,000 and $30,000, respectively, during the three and six months ended June 30, 2005. Income tax expense for the three months ended June 30, 2006 was lower than the statutory federal and state tax rates due primarily to tax-exempt interest on certain investments, while the income tax benefit for the six months ended June 30, 2006 was higher than statutory federal and state tax rates due primarily to the reversal of accruals for the expiration of tax return statutes and tax-exempt interest on certain investments. The income tax benefit for the three and six months ended June 30, 2005 was generally recorded at statutory federal and state tax rates.


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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements for the period ended June 30, 2006, and the cautionary statements and consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties, identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports.


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


                      -----------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises and falls, the Company may see a corresponding change in rate of new orders, and therefore, a corresponding change in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the six months ended June 30, 2006, and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001:



                                            Six Months
                                              Ended                     Year Ended December 31,
                                             June 30,       -----------------------------------------------
(Dollars in Thousands)                         2006             2005     2004     2003     2002     2001
                                         ------------------ -----------------------------------------------
Backlog of orders - Beginning............    $  6,918           5,514    4,052    4,834    7,666   16,353
   Add: orders...........................      10,417          18,080   13,164   11,301   12,074   10,321
   Less: sales...........................       9,043          16,676   11,702   12,083   14,906   19,008
                                         ------------------ -----------------------------------------------
Backlog of orders - Ending...............    $  8,292           6,918    5,514    4,052    4,834    7,666
                                         ================== ===============================================

Capacity Utilization(1)..................       81.6%           80.0%    78.6%    75.7%     75.1%    76.3%

     Current Ratio
     -------------
     Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio as of June 30, 2006 and as of December 31, 2005, 2004, 2003, 2002, and 2001:


                                        As of                                 As of December 31,
                                       June 30,         --------------------------------------------------------------
(Dollars in Thousands)                   2006              2005         2004         2003         2002         2001
                                  -------------------   ----------   ----------   ----------   ----------   ----------
Current assets...............         $ 20,256            22,134       14,249       14,720        15,444       19,200
                                  -------------------   ----------   -----------  -----------   ----------   ----------
Current liabilities..........         $  5,242             5,337        7,355        9,583         9,416       13,357

Current ratio................             3.86              4.15         1.94         1.54          1.64         1.44

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Debt to Equity Ratio
     --------------------
     With an emphasis over the past several years on generating cash flows to eliminate the Company's senior and subordinated debt, the Company has eliminated its financial leverage as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the absence of debt provides greater protection for its stockholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio as of June 30, 2006 and as of December 31, 2005, 2004, 2003, 2002, and 2001 and also includes the number of shares outstanding at the end of each fiscal period:


                                  As of                               As of December 31,
                                 June 30,    ----------------------------------------------------------------------
(Dollars in Thousands)             2006          2005           2004          2003          2002           2001
                               ------------  ------------  ------------- -------------  ------------  -------------
Current installments of
  long-term debt.............    $       -            -              -             -         1,437          2,305
Long-term debt...............            -            -              -             -         7,263          9,900
                               ------------  ------------  ------------- -------------  ------------  -------------
Total debt...................            -            -              -             -         8,700         12,205
                               ------------  ------------  ------------- -------------  ------------  -------------
Total stockholders'
  equity (1).................    $  15,395       17,066         23,308        22,061        17,885         16,912
                               ============  ============  ============= =============  ============  =============

Debt to equity ratio.........           -             -              -             -           .49            .72

Number of shares
  outstanding at the
  end of the fiscal
  period.....................    3,342,000    3,539,019      4,265,310     4,277,595     4,256,098      4,221,635

(1) During the year ended December 31, 2005, the Company repurchased 824,100 shares of common stock at a weighted average cost, including brokerage commissions, of $9.81 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2005 were $8,080,882. During the six months ended June 30, 2006, the Company repurchased 209,519 shares of common stock at a weighted average cost, including brokerage commissions, of $8.88 purchase. Cash expenditures for the stock repurchases during the six months ended June 30, 2006 were $1,861,470. See Stock Repurchase Program in Note 9 of the Notes to Consolidated Financial Statements regarding the Company's Stock Repurchase Program.


                      -----------------------------------


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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of June 30, 2006, there are no contracts that are anticipated to result in a loss.
     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company has not had any significant cost overruns resulting in loss of profits during the three and six months ended June 30, 2006.

     Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, typically two percent of the cost of the system being sold, and a detailed review of products still in the warranty period is performed each quarter. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The recorded warranty reserve as of June 30, 2006 was $249,000.

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


                      -----------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(a)   Results of Operations - Six Months Ended June 30, 2006 Compared to the
      ----------------------------------------------------------------------
      Six Months Ended June 30, 2005
      ------------------------------

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                2006                2005
                                                          ------------------  ------------------
Net sales............................................       $  9,043,000           7,595,000
Cost of sales........................................          6,248,000           5,613,000
                                                          ------------------  ------------------
Gross profit on sales................................       $  2,795,000           1,982,000
                                                          ==================  ==================

Gross profit as a percentage of sales................              30.9%               26.1%
                                                          ==================  ==================

     The increase in sales was associated with a larger backlog of orders entering fiscal 2006 when compared to the backlog of orders entering fiscal 2005. Contributing to the increase in sales was progress made on contracts received during the first half of 2006 in accordance with contract completion requirements associated with customers in the entertainment and retail marketplace as a result of a demand for the Company's products in these industry sectors.
     Gross profit, as a percentage of sales, for the six months ended June 30, 2006, when compared to the six months ended June 30, 2005, was favorably impacted by 4.3% as a result of a reduction in overhead costs as a percentage of sales due to the higher sales volume to cover fixed overhead costs during the six months ended June 30, 2006. Also contributing to the aforementioned favorable variance by .5% was the impact of product mix and the favorable performance on the Company's contracts that were completed or nearing completion in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $2,801,000 were higher by $617,000 for the six months ended June 30, 2006 than for the six months ended June 30, 2005. The increase was attributable to the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $258,000, an increase of $199,000 in marketing expenses primarily associated with product promotion, marketing research, and participation in trade shows, and an increase of $102,000 in professional fees and shareholder relations expenditures.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $216,000 were higher by $193,000 for the six months ended June 30, 2006 than for the six months ended June 30, 2005. Development programs in the six months ended June 30, 2006 were primarily aimed at improvements to the Company's Order Fulfillment and Production & Assembly systems technologies. Development efforts during the six months ended June 30, 2006 included DISPEN-SI-MATIC(R) hardware and software enhancements aimed at promoting workplace efficiencies for the Company's customers and LO-TOW(R) product enhancements.

Interest Income
---------------
     Interest income of $276,000 was higher by $202,000 for the six months ended June 30, 2006 than for the six months ended June 30, 2005. The increase in interest income was attributable to the higher level of funds available for investment as a result of the cash proceeds from the sale of substantially all of the assets and liabilities of Ermanco.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(a)   Results of Operations - Six Months Ended June 30, 2006 Compared to the Six
      --------------------------------------------------------------------------
      Months Ended June 30, 2005 (Continued)
      --------------------------

Income Tax Expense (Benefit)
---------------------------
     The Company recognized an income tax benefit of $43,000 during the six months ended June 30, 2006 compared to an income tax benefit of $30,000 during the six months ended June 30, 2005. The income tax benefit for the six months ended June 30, 2006 was higher than the statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes and tax-exempt interest on certain investments. The income tax benefit for the six months ended June 30, 2005 was generally recorded at statutory federal and state tax rates.


(b)   Results of Operations - Three Months Ended June 30, 2006 Compared to the
      ------------------------------------------------------------------------
      Three Months Ended June 30, 2005
      --------------------------------

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                2006                2005
                                                          ------------------  ------------------
Net sales............................................        $ 4,823,000           3,729,000
Cost of sales........................................          3,315,000           2,839,000
                                                          ------------------  ------------------
Gross profit on sales................................        $ 1,508,000             890,000
                                                          ==================  ==================

Gross profit as a percentage of sales................              31.3%               23.9%
                                                          ==================  ==================

     The increase in sales was associated with a larger backlog of orders entering fiscal 2006 when compared to the backlog of orders entering fiscal 2005. Contributing to the increase in sales was progress made on contracts received during the first half of 2006 in accordance with contract completion requirements associated with customers in the entertainment and retail marketplace as a result of a demand for the Company's products in these industry sectors.
     Gross profit, as a percentage of sales, for the three months ended June 30, 2006, when compared to the three months ended June 30, 2005, was favorably impacted by 4.0% as a result of a reduction in overhead costs as a percentage of sales due to the higher sales volume to cover fixed overhead costs in the three months ended June 30, 2006. Also contributing to the aforementioned favorable variance by 3.4% was the impact of product mix and the favorable performance on the Company's contracts that were completed or nearing completion in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $1,429,000 were higher by $282,000 for the three months ended June 30, 2006 than for the three months ended June 30, 2005. The increase was attributable to the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $82,000, an increase of $128,000 in marketing expenses primarily associated with product promotion, marketing research, and participation in trade shows, and an increase of $47,000 in professional fees and shareholder relations expenditures.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(b)   Results of Operations - Three Months Ended June 30, 2006 Compared to the
      ------------------------------------------------------------------------
      Three Months Ended June 30, 2005 (Continued)
      --------------------------------

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $60,000 were higher by $41,000 for the three months ended June 30, 2006 than for the three months ended June 30, 2005. Development programs in the three months ended June 30, 2006 were primarily aimed at improvements to the Company's Order Fulfillment and Production & Assembly systems technologies. Development efforts during the three months ended June 30, 2006 included DISPEN-SI-MATIC(R) software enhancements aimed at promoting workplace efficiencies for the Company's customers and LO-TOW(R) product enhancements.

Interest Income
---------------
     Interest income of $148,000 was higher by $87,000 for the three months ended June 30, 2006 than for the three months ended June 30, 2005. The increase in interest income was attributable to the higher level of funds available for investment as a result of the cash proceeds from the sale of substantially all of the assets and liabilities of Ermanco.

Other Income, Net
-----------------
     The favorable variance of $11,000 in other income, net for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was primarily attributable to an increase in royalty income from a license agreement related to material handling equipment sales.

Income Tax Expense (Benefit)
---------------------------
     The Company recognized income tax expense of $43,000 during the three months ended June 30, 2006 compared to an income tax benefit of $69,000 during the three months ended June 30, 2005. Income tax expense for the three months ended June 30, 2006 was lower than the statutory federal and state tax rates primarily due to tax-exempt interest on certain investments. The income tax benefit for the three months ended June 30, 2005 was generally recorded at statutory federal and state tax rates.

                      -----------------------------------

Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents and short-term investments at June 30, 2006 were $15,804,000, representing 76.2% of total assets, down from $17,397,000, or 77.0% of total assets, at December 31, 2005. The decrease was primarily due to the repurchase and retirement of common stock of $1,861,000, partially offset by cash provided by operating activities totaling $365,000.
     Cash provided by operating activities totaling $365,000 during the six months ended June 30, 2006 was primarily due to the following factors:
     o a decrease in receivables in the amount of $393,000 primarily associated with the collection of an income tax refund.
     The Company's cash and cash equivalents and short-term investments at June 30, 2005 rose to $4,626,000 from $3,602,000 at December 31, 2004. The increase resulted primarily from cash provided by operating activities totaling
$1,184,000.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------
     Cash provided by operating activities totaling $1,184,000 during the six months ended June 30, 2005 was primarily due to the following factors:
     o an increase in net cash provided by operating activities of discontinued operations of $1,048,000;
     o   an increase in accounts payable in the amount of $556,000
         associated with purchases of goods and services rendered in accordance with job completion requirements;
     o an increase in customers' deposits and billings in excess of costs and estimated earnings in the amount of $267,000 in accordance with contractual requirements associated with customers in the vehicle assembly marketplace; and
     o an increase in income taxes payable in the amount of $148,000 primarily associated with the Company's fiscal 2005 profitability.
     Partially offset by the following factors:
     o an increase in receivables in the amount of $414,000 in accordance with contractual requirements associated with customers in the vehicle assembly marketplace;
     o an increase in costs and estimated earnings in excess of billings in the amount of $325,000 in accordance with contractual requirements associated with customers in the vehicle assembly and the healthcare marketplace; and
     o a decrease in accrued product warranty in the amount of $203,000 primarily associated with the reversal of unused, expired accrued product warranties for contracts that were no longer in the warranty period.
     The Company's line of credit facility may not exceed $5,000,000 and is to be used primarily for working capital purposes. Effective August 5, 2005, the Company issued a $2,000,000 letter of credit in connection with the sale of substantially all of the assets and liabilities of Ermanco, thereby reducing the amount of available line of credit to $2,800,000. The letter of credit remained in place through August 4, 2006, the one-year anniversary of the closing of the asset sale. There was no claim under the letter of credit during its existence. As of August 5, 2006, the amount of available line of credit was $4,800,000. The line of credit facility contains various non-financial covenants and is secured by all accounts receivables and inventory. As of June 30, 2006, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2007.
     The Company anticipates that its financial resources, consisting of cash generated from operations, its line of credit, and the sale of Ermanco will be adequate to satisfy its future cash requirements through the next year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers.
     The Company is currently exploring various business strategies designed to enhance the value of the Company's assets for its stockholders. The Company is continuing to evaluate and actively explore a range of possible options, including transactions intended to provide liquidity and maximize stockholder value, and consideration of the acquisition of complementary assets and/or businesses. The Company may not be able to effect any of these strategic options on favorable terms or at all.

                      -----------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Contractual Obligations
-----------------------
     The Company's leases 25,000 square feet in Easton, Pennsylvania for use as its principal office. The leasing agreement requires fixed monthly rentals of $18,781 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit. The lease expires on February 21, 2008.
     Future contractual obligations and commercial commitments at June 30, 2006 as noted above are as follows:

                                                                          Payments Due by Period
                                                      -----------------------------------------------------------------
                                       Total              2006         2007          2008          2009         2010
                                  ---------------     -----------  -----------  -------------  -----------   ----------
Contractual obligations:
  Operating leases...........         $ 378,000         113,000      231,000       34,000            -             -
                                  ---------------     -----------  -----------  -------------  -----------   ----------

  Total......................         $ 378,000         113,000      231,000       34,000            -             -
                                  ===============     ===========  ===========  =============  ===========   ==========



                                                                           Amount of Commitment
                                                                          Expiration Per Period
                               Total Amounts      ----------------------------------------------------------------------
                                 Committed             2006            2007          2008           2009         2010
                            -------------------   --------------   ------------  -------------   -----------  ----------
Other commercial
commitments:
  Letters of credit.....       $   2,200,000         2,000,000        200,000            -             -            -


Off-Balance Sheet Arrangements
------------------------------
     As of June 30, 2006 the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

Recently Issued Accounting Pronouncements
-----------------------------------------
     In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 provides for certain fixed production overhead cost to be reflected as a period cost and not capitalized as inventory. FAS 151 is effective for the beginning of 2006. The adoption of FAS 151 did not have a material impact on the Company's financial statements.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) "Share-Based Payment" ("FAS 123R"). FAS 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted and nonvested stock, and stock appreciation rights. It requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company used prior to January 1, 2006. The Company adopted FAS 123R on January 1, 2006.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of this statement, as applicable, on January 1, 2006, and there was no impact of the adoption.
     In November 2005, the Financial Accounting Standards Board issued FSP No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.
     In June 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

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


Item 4.       Controls and Procedures
-------       -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2006. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

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


Item 1A.      Risk Factors
--------      ------------

     Item 1A, "Risk Factors," of our 2005 Form 10-K includes a detailed discussion of our risk factors.


Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
-------       -----------------------------------------------------------

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended June 30, 2006:

-------------------------------------------------------------------------------------------------------
                                                       Total Number                      Approximate
                                         Average         of Shares      Approximate     Dollar Value
                                       Price Paid       Repurchased     Dollar Value      of Shares
                         Total          Per Share      as Part of a      of Shares      That May Yet
                         Number        (Including        Publicly        Purchased      Be Purchased
       Fiscal          of Shares        Brokerage        Announced       Under the        Under the
       Period         Repurchased     Commissions)        Program         Program          Program
-------------------------------------------------------------------------------------------------------
4/1/06 - 4/30/06              -          $    -                 -        $         -     $ 1,593,486
5/1/06 - 5/31/06         25,000          $   9.56          25,000        $   239,100     $ 1,354,386
6/1/06 - 6/30/06        184,519          $   8.79         184,519        $ 1,622,370     $ 1,732,016
                      --------------------------------------------------------------
                        209,519          $   8.88         209,519        $ 1,861,470
-------------------------------------------------------------------------------------------------------

     On August 12, 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. The Company's Board of Directors amended its existing stock repurchase program on several occasions during 2005 and in 2006 by increasing the amount it has authorized management to repurchase from up to $1,000,000 of the Company's common stock to up to $12,000,000. There were no repurchases during the three months ended March 31, 2006. During the three and six months ended June 30, 2006, the Company repurchased 209,519 shares of common stock at a weighted average cost, including brokerage commissions, of $8.88 per share. Cash expenditures for the stock repurchases during the three and six months ended June 30, 2006 were $1,861,470. Through June 30, 2006, the Company repurchased 1,068,319 shares of common stock at a weighted average cost, including brokerage commissions, of $9.61 per share. Cash expenditures for the stock repurchases since the inception of the program were $10,267,984. As of June 30, 2006, $1,732,016 remained available for repurchases under the stock repurchase program. Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program. The purchase price for the shares of the Company's common stock repurchased was reflected as a reduction to stockholders' equity. The Company allocates the purchase price of the repurchased shares as a reduction to common stock for the par value of the shares repurchased, with the excess of the purchase price over par value being allocated between additional paid-in capital and retained earnings. All shares of common stock that were repurchased by the Company since the inception of the program were subsequently retired.

     In July 2006, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $12,000,000 of the Company's common stock to up to $14,000,000, of which approximately $2,515,619 remains available for repurchases under the stock repurchase program.


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

               10.36 Loan Agreement (Line of Credit) entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (filed herewith).

               10.37 Promissory Note related to the Line of Credit entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (filed herewith).

               10.38 Security Agreement related to the Line of Credit entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (filed herewith).

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

                                PARAGON TECHNOLOGIES, INC.



                                /s/ Joel L. Hoffner
                                -----------------------------------------------
                                Joel L. Hoffner
                                President & CEO



                                /s/ Ronald J. Semanick
                                -----------------------------------------------
                                Ronald J. Semanick
                                Chief Financial Officer





Dated:           August 10, 2006
           --------------------------

                                  EXHIBIT INDEX
                                  -------------


Exhibits

   10.36           Loan Agreement (Line of Credit) entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (filed herewith).

   10.37           Promissory Note related to the Line of Credit entered into
                      June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (filed herewith).

   10.38           Security  Agreement  related to the Line of Credit entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (filed herewith).

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