Form 10-K
period 2006-12-31
PARAGON TECHNOLOGIES INC
filed 2007-03-30
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2006

                         Commission file number: 1-15729

          -------------------------------------------------------------

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

          -------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Common Stock, Par Value                   American Stock Exchange
          $1.00 Per Share                         (Name of Exchange on
          (Title of Class)                           Which Registered)

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

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                            Yes |_|       No |X|

The aggregate market value of common stock held by non-affiliates of the Registrant (based on the closing price on the American Stock Exchange) on June 30, 2006, the last day of the Registrant's second fiscal quarter, was approximately $18.4 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by June 30, 2006 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares of the Registrant's Common Stock, $1.00 par value, outstanding as of March 28, 2007 was 2,813,041.

DOCUMENTS INCORPORATED BY REFERENCE:                                        None

                                 [PARAGON LOGO]




                                TABLE OF CONTENTS

PART I..........................................................................................4

     Item 1.      Business......................................................................4
     Item 1A.     Risk Factors.................................................................11
     Item 1B.     Unresolved Staff Comments....................................................17
     Item 2.      Properties...................................................................17
     Item 3.      Legal Proceedings............................................................18
     Item 4.      Submission of Matters to a Vote of Security Holders..........................18


PART II........................................................................................18

     Item 5.      Market for the Registrant's Common Equity and Related
                      Stockholder Matters......................................................18
     Item 6.      Selected Financial Data......................................................22
     Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations......................................23
     Item 7A.     Quantitative and Qualitative Disclosures about Market Risk...................35
     Item 8.      Financial Statements and Supplementary Data..................................36
     Item 9.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure......................................60
     Item 9A.     Controls and Procedures......................................................60
     Item 9B.     Other Information............................................................61


PART III.......................................................................................62

     Item 10.     Directors and Executive Officers of the Registrant...........................62
     Item 11.     Executive Compensation.......................................................66
     Item 12.     Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters...............................83
     Item 13.     Certain Relationships and Related Transactions...............................85
     Item 14.     Principal Accountant Fees and Services.......................................85


PART IV........................................................................................87

     Item 15.     Exhibits and Financial Statement Schedules...................................87
                  Signatures...................................................................92
                  Exhibit Index................................................................94

                                     PART I
                                     ------

Item 1.       Business
-------       --------

Company Overview
----------------
     Paragon Technologies, Inc. ("the Company"), based out of Easton, Pennsylvania, provides a variety of material handling solutions, including systems, technologies, products, and services for material flow applications. The Company's capabilities include horizontal transportation, rapid dispensing, order fulfillment, computer software, sortation, integrating conveyors and conveyor systems, and aftermarket services. The Company is a Delaware corporation, originally incorporated in 1958.

     The Company (also referred to as "SI Systems") is a specialized systems integrator supplying SI Systems' branded automated material handling systems to manufacturing, assembly, order fulfillment, and distribution operations customers located primarily in North America, including the U.S. government. SI Systems is brought to market as two individual brands, SI Systems' Order Fulfillment Systems (hereafter referred to as "SI Systems OFS") and SI Systems' Production & Assembly Systems (hereafter referred to as "SI Systems PAS"). Each brand has its own focused sales force, utilizing the products and services currently available or under development within the Company.

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

     The Company's automated material handling systems are marketed, designed, sold, installed, and serviced by its own staff or subcontractors as labor saving devices to improve productivity, quality, and reduce costs. The Company's integrated material handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies to provide turnkey solutions for its customers' unique material handling needs. The Company's engineering staff develops and designs computer control programs required for the efficient operation of the systems and for optimizing manufacturing, assembly, and fulfillment operations.

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

     Following the sale of Ermanco, the Company has continued to review opportunities with the goal of maximizing resources, increasing stockholder value, and considering strategies and transactions intended to provide liquidity. At this time, the Company believes that an increase in stockholder value will be best obtained through a redeployment of assets from Ermanco to the Company's remaining business, through increases in the Company's internal technology base, strengthening the Company's sales and marketing capabilities, growth of the Company's continuing operations and other higher growth markets, by the enhancement of the Company's products with advanced proprietary software capabilities through research and development efforts and/or possible acquisitions, mergers, and joint ventures. Although the Company enters into preliminary discussions and non-disclosure agreements from time to time, the Company does not have any material definitive agreements in place. There is no assurance that the Company will be able to consummate any such acquisition.

                            ------------------------

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales during the years ended December 31, 2006, 2005, and 2004 are as follows (in thousands):

     For the year ended December 31, 2006:

                                                                                 % of Total
                                                       SI Systems                   Sales
                                                   -------------------        ------------------
Systems sales.................................         $   14,576                      81.9%
Aftermarket sales.............................              3,212                      18.1%
                                                   -------------------        ------------------
Total sales...................................         $   17,788                     100.0%
                                                   ===================        ==================

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
                                                   ===================        ==================


     The Company's products are sold worldwide through its own sales personnel. Domestic and international sales during the years ended December 31, 2006, 2005, and 2004 are as follows (in thousands):

     For the year ended December 31, 2006:

                                                                                 % of Total
                                                       SI Systems                   Sales
                                                   -------------------        ------------------

Domestic sales................................         $   16,866                      94.8%
International sales...........................                922                       5.2%
                                                   -------------------        ------------------
Total sales...................................         $   17,788                     100.0%
                                                   ===================        ==================

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

     The Company engages in sales with the U.S. government, which is one of the Company's customers. Sales to the U.S. government during the years ended December 31, 2006, 2005, and 2004 represented 4.1%, 3.2%, and 3.0% of total sales, respectively.

     In the year ended December 31, 2006, one customer accounted for over 10% of sales and is listed as follows: Caterpillar - $2,098,000 or 11.8% of total sales. In the year ended December 31, 2005, five customers accounted for over 10% of sales, and they are listed as follows: BMG Direct Marketing - $2,492,000 or 14.9%, SI/BAKER - $1,990,000 or 11.9%, Vistakon, a division of Johnson & Johnson Vision Care - $1,867,000 or 11.2%, E-Z-GO Division of Textron - $1,812,000 or 10.9%, and Honda of America Mfg. - $1,723,000 or 10.3%. In the
year ended December 31, 2004, two customers accounted for over 10% of sales, and they are listed as follows: Canadian Tire Corporation - $1,600,000 or 13.7% and Office Depot - $1,184,000 or 10.1%. No other customer accounted for over 10% of sales.

     The Company's backlog of orders at December 31, 2006 and December 31, 2005 were $5,932,000 and $6,918,000, respectively.

     The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Since the Company recognizes sales on a percentage of completion basis for its systems contracts, fluctuations in the Company's sales and earnings occur with increases or decreases in major installations. The Company expects to fill, within its 2007 calendar year, all of the December 31, 2006 backlog of orders indicated above.

                                    Products
                                    --------

SI Systems' Branded Products
----------------------------

     SI Systems' branded products encompass the horizontal transport, manufacturing, assembly, order fulfillment, and inventory replenishment families of products.

Horizontal Transport
--------------------

     LO-TOW(R). LO-TOW(R) is an in-floor towline conveyor. These conveyor
     ------
systems are utilized in the automation of manufacturing, assembly, unit load handling in distribution environments, and large newspaper roll delivery systems. Industries served include the automotive, recreational and utility vehicle, distribution centers, radiation chambers, engine assembly, truck assembly, construction vehicles, newspaper facilities, farm machinery, and the U.S. government, primarily the United States Postal Service and the Defense Logistics Agency. This simple, yet reliable component design allows for a variety of configurations well suited for numerous applications. It provides reliable and efficient transportation for unit loads of all types in progressive assembly or distribution applications. Because SI Systems' LO-TOW(R) tow chain used with the system operates at a minimal depth, systems can be installed in existing one-story and multi-story buildings as well as newly constructed facilities. Controls sophistication varies depending upon the application. More complex systems include programmable logic controllers ("PLCs"), personal computers for data collection and operator interface, radio frequency identification and communication, bar code identification, and customer host computer communication interface. The Company believes that SI Systems is the largest supplier of in-floor towline systems in the United States. A typical LO-TOW(R) system requires approximately six months to engineer, manufacture, and install. LO-TOW(R) sales as a percent of total sales were 36.3%, 34.1%, and 22.7% for the years ended December 31, 2006, 2005, and 2004, respectively.

     CARTRAC(R). CARTRAC(R) spinning tube conveyor systems are used in the
     -------
automation of production, and assembly operations throughout various industries. Some of the industries served are automotive, aerospace, appliance, defense, electronics, machine tools, radiation chambers, castings, transportation, and foundries. As part of a fully computerized manufacturing system, CARTRAC(R) offers zero pressure accumulation, high speeds, and smooth acceleration/deceleration capabilities for both light and heavy load capabilities that are well suited for the manufacturing environment where high volume product rate and short cycle time are critical. Some of the more sophisticated systems require a high degree of accuracy and positioning repeatability. For these applications, CARTRAC(R) carriers are positioned in workstations holding very tight tolerances.

     CARTRAC(R) sales, as a percent of total sales, were 11.1%, 0.2%, and 1.8% for the years ended December 31, 2006, 2005, and 2004, respectively.

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

     DISPEN-SI-MATIC(R), SINTHESIS(TM), and the related order fulfillment systems sales, as a percent of total sales, were 34.2%, 46.9%, and 46.8% for the years ended December 31, 2006, 2005, and 2004, respectively.

                            ------------------------

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

     There are three principal competitors supplying equipment similar to the LO-TOW(R) system: FMC Technologies, Jervis B. Webb Company, and Southern Systems, Inc. Competition in this field is primarily in the areas of price, experience, systems performance, and features. SI Systems is a leading provider of LO-TOW(R) systems, based on Conveyor Equipment Manufacturers Association
(CEMA) United States market statistics.

     The CARTRAC(R) system competes with various alternative materials handling technologies, including automated guided vehicle systems, electrified monorail and pallet skid systems, power and free conveyor systems, and belt and roller conveyor systems, that may be obtained through a variety of suppliers. However, the Company believes that the CARTRAC(R) system's advantages, such as controlled acceleration and deceleration, high speed, individual carrier control, and right angle turning, are significant distinctive features providing competitive advantages in applications requiring these features.

     The DISPEN-SI-MATIC(R) system competes primarily with manual picking methods, and it also competes with similar devices provided by two other system manufacturers, KNAPP Logistik Automation GmbH and SSI Schafer Peem GmbH, along with various alternative picking technologies, such as general purpose "broken case" automated order fulfillment systems that have been sold for picking items of non-uniform configuration. The Company believes that the DISPEN-SI-MATIC(R) system provides greater speed and accuracy than manual methods of collection and reduces damage, pilferage, and labor costs.

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

     The Company holds seven patents, all of which have been issued in the United States, with lives that expire from June 2008 through October 2023. Significant design features of the LO-TOW(R), CARTRAC(R), DISPEN-SI-MATIC(R), and Sortation systems are covered by patents or patent applications in the United States and pertain mainly to the following areas: loading and unloading products, vehicle and carrier design, track design and assembly, and order fulfillment system designs.

     CARTRAC(R), ROBOLITE(R), ROBODRIVE(R), ROBORAIL(R), SWITCH-CART(R), LO-TOW(R), DISPEN-SI-MATIC(R), DISTRIBUTION SYSTEM OPTIMIZER(R), ACCUPIC(R), ETV(R), SI(R), and Paragon Technologies(R) are registered trademarks of the Company. SINTHESIS(TM), DC XCELLERATOR(TM) and SI Planograph(TM) are trademarks of the Company.

     The Company does not believe that the loss of any one or group of related patents, trademarks, or licenses would have a material adverse effect on the overall business of the Company.

                               Product Development
                               -------------------
     Total product development costs, including patent expense, were $283,000, $62,000, and $176,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The Company aggressively pursues continual research of new product development opportunities, with a concentrated effort to improve existing technologies that improve customer efficiency. The Company also develops new products and integration capabilities that are financed through customer projects.

     Development programs in the year ended December 31, 2006 were primarily aimed at improvements to the Company's Order Fulfillment and Production & Assembly systems technologies. Development efforts during the year ended December 31, 2006 included DISPEN-SI-MATIC(R) hardware and software enhancements aimed at promoting workplace efficiencies for the Company's customers, voice-directed replenishment, and LO-TOW(R) product enhancements.

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

                                    Employees
                                    ---------
     As of December 31, 2006, the Company employed four executive officers and 50 office employees, including salespersons, draftspersons, and engineers. The Company also operates as a project manager in connection with the installation, integration, and service of its products generally utilizing subcontractors. The Company provides life insurance, major medical insurance, a retirement savings plan, and paid vacation and sick leave benefits, and considers its relations with employees to be satisfactory.

                              Available Information
                              ---------------------
     The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document the Company files with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Paragon Technologies, Inc.) file electronically with the SEC. The Company's electronic SEC filings are available to the public at the SEC's internet site, www.sec.gov. In addition, the Company's internet website is www.ptgamex.com, and you may find the Company's SEC filings on the "For Stockholders" page of that website. The Company provides access to all of its filings with the SEC, free of charge, as soon as reasonably practicable after filing with the SEC on such site. The Company's internet website and the information contained on that website, or accessible from its website, is not intended to be incorporated into this Annual Report on Form 10-K.


                            ------------------------


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


                            ------------------------

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

The Company is largely dependent upon a limited number of large contracts, including contracts with a federal government agency.
     The Company is largely dependent upon a limited number of large contracts from large domestic corporations and a federal government agency. This dependence can cause unexpected fluctuations in sales volume and operating results from period to period. In the year ended December 31, 2006, one customer accounted for over 10% of sales and is listed as follows: Caterpillar - $2,098,000 or 11.8% of total sales. In the year ended December 31, 2005, five customers accounted for over 10% of sales, and they are listed as follows: BMG Direct Marketing - $2,492,000 or 14.9%, SI/BAKER - $1,990,000 or 11.9%,
Vistakon, a division of Johnson & Johnson Vision Care - $1,867,000 or 11.2%, E-Z-GO Division of Textron - $1,812,000 or 10.9%, and Honda of America Mfg. - $1,723,000 or 10.3%. In the year ended December 31, 2004, two customers accounted for over 10% of sales, and they are listed as follows: Canadian Tire Corporation - $1,600,000 or 13.7% and Office Depot - $1,184,000 or 10.1%. No
other customer accounted for over 10% of sales.

     The Company received $732,000 or 4.1% of its total sales from sales to government agencies in the fiscal year ended December 31, 2006. Accordingly, our sales have been impacted as a result of government spending cuts, general budgetary constraints, and the complex and competitive government procurement processes. If the Company is unable to attain an increased level of government-related sales, the Company's sales will continue to be adversely affected.

The Company's contracts with government agencies are subject to adjustment pursuant to federal regulations.
     From time to time, the Company receives contracts from federal agencies. Each of the Company's contracts with federal agencies include various federal regulations that impose certain requirements on the Company, including the ability of the government agency or general contractor to alter the price, quantity, or delivery schedule of the Company's products. In addition, the government agency retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, the Company would normally be entitled to an equitable adjustment to the contract price so that the Company may receive the purchase price for items it has delivered and reimbursement for allowable costs it has incurred. From time to time, a portion of the Company's backlog is from government-related contracts. The Company's total backlog of orders at December 31, 2006 was $5,932,000, of which $0 was associated with U.S. government projects. Accordingly, because contracts with federal agencies can be terminated, the Company cannot assure you that backlog associated with government contracts will result in sales. The Company has not previously experienced material adjustments or terminations of government contracts.

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

The Company faces significant competition, which could result in the Company's loss of customers.
     The markets in which the Company competes are highly competitive. The Company competes with a number of different manufacturers, both domestically and abroad, with respect to each of its products and services. Some of the Company's competitors have greater financial and other resources than the Company. The Company's ability to compete depends on factors both within and outside its control, including:

     o   product availability, performance, and price;

     o   product brand recognition;

     o   distribution and customer support;

     o   the timing and success of its newly developed products; and

     o the timing and success of newly developed products by its competitors.

These factors could possibly limit the Company's ability to compete successfully.

The Company may lose market share if it is not able to develop new products or enhance its existing products.
     The Company's ability to remain competitive and its future success depend greatly upon the technological quality of its products and processes relative to those of its competitors. The Company may need to develop new and enhanced products and to introduce these new products at competitive prices and on a timely and cost-effective basis. The Company may not be successful in selecting, developing, and manufacturing new products or in enhancing its existing products on a timely basis or at all. The Company's new or enhanced products may not achieve market acceptance. If the Company cannot successfully develop and manufacture new products, timely enhance its existing technologies, or meet customers' technical specifications for any new products, the Company's products could lose market share, its sales and profits could decline, and it could experience operating losses. New technology or product introductions by the Company's competitors could also cause a decline in sales or loss of market share for the Company's existing products or force the Company to significantly reduce the prices of its existing products.

     From time to time, the Company has experienced and will likely continue to experience delays in the introduction of new products. The Company has also experienced and may continue to experience technical and manufacturing difficulties with introductions of new products and enhancements. Any failure by the Company to develop, manufacture, and sell new products in quantities sufficient to offset a decline in sales from existing products or to manage product and related inventory transitions successfully could harm the Company's business. The Company's success in developing, introducing, selling, and supporting new and enhanced products depends upon a variety of factors, including:

     o timely and efficient completion of hardware and software design and development;

     o   timely and efficient implementation of manufacturing processes; and

     o   effective sales, marketing, and customer service.

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

The Company may be subject to product liability claims, which can be expensive, difficult to defend, and may result in large judgments or settlements against the Company.
     On a few occasions, the Company has received communications from third parties asserting that the Company's products have caused bodily injury to others. Product liability claims can be expensive, difficult to defend, and may result in large judgments or settlements against the Company. In addition, third party collaborators and licensees may not protect the Company from product liability claims. Although the Company maintains product liability insurance in the amount of approximately $26 million, claims could exceed the coverage obtained. A successful product liability claim in excess of the Company's insurance coverage could harm the Company's financial condition and results of operations. In addition, any successful claim may prevent the Company from obtaining adequate product liability insurance in the future on commercially desirable terms. Even if a claim is not successful, defending such a claim may be time-consuming and expensive.

The Company may seek to make acquisitions or joint ventures that prove unsuccessful or strain or divert resources.
     The Company continues to evaluate potential acquisitions and joint ventures. However, the Company may not be able to complete any acquisitions or joint ventures at all. Acquisitions and joint ventures present risks that could materially and adversely affect the Company's business and financial performance, including:

     o the diversion of management's attention from everyday business activities;

     o the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

     o   the need to expand management, administration, and operational systems.

     If the Company makes such acquisitions, it cannot predict whether:

     o it will be able to successfully integrate the operations and personnel of any new businesses into its business;

     o   it will realize any anticipated benefits of completed acquisitions; or

     o there will be substantial unanticipated costs associated with acquisitions, including potential costs associated with environmental liabilities undiscovered at the time of acquisition.

     If the Company makes such joint ventures, it cannot predict whether:

     o   it will realize any anticipated benefits of successful joint ventures;
         and

     o there will be substantial unanticipated costs associated with such joint ventures or investments.

     In addition, future acquisitions by the Company may result in:

     o   potentially dilutive issuances of the Company's equity securities;

     o   the incurrence of additional debt;

     o   restructuring charges; and

     o the recognition of significant charges for depreciation and amortization related to certain intangible assets.

     In the future, the Company may make investments in or acquire companies or commence operations in businesses and industries that are outside of those areas that the Company has operated historically. The Company cannot assure that it will be successful in managing any new business. If these investments, acquisitions, or arrangements are not successful, the Company's earnings could be materially adversely affected by increased expenses and decreased revenues.

The Company may incur significant increased costs in order to assess its internal controls over financial reporting, and its internal controls over financial reporting may be found to be deficient.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission, or SEC, will require the Company to include this assessment in its Annual Report on Form 10-K, commencing with the annual report for the fiscal year ended December 31, 2007.

     The Company may incur significant increased costs in implementing and responding to the new requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex and require significant documentation, testing, and possible remediation. The process of reviewing, documenting, and testing internal controls over financial reporting may cause a significant strain on the Company's management, information systems, and resources. The Company may have to invest in additional accounting and software systems. The Company may also be required to hire additional personnel and to use outside legal, accounting, and advisory services. In addition, the Company may incur additional fees from its auditors when they are required to perform the additional services necessary for them to provide their attestation. If the Company is unable to favorably assess the effectiveness of its internal control over financial reporting when it is required to, the Company may be required to change its internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of the Company's financial statements, causing the Company's stock price to decline.

The Company's presence in international markets exposes it to risk.
     The Company has a limited presence in international markets and has experienced a fluctuation in international sales volume in recent years. Maintenance and continued growth of this segment of the Company's business may be affected by changes in trade, monetary and fiscal policies, laws and regulations of the United States and other trading nations and by foreign currency exchange rate fluctuations.

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


Item 1B.      Unresolved Staff Comments
--------      -------------------------

     Not applicable.


Item 2.       Properties
-------       ----------

     The Company's principal office is located in Easton, Pennsylvania. In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $18,781 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit. The lease expires on February 21, 2008.

-------       ----------


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


Item 3.       Legal Proceedings
-------       -----------------

     From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.


Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

                            ------------------------

                                     PART II
                                     -------

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
-------       -----------------------------------------------------------------
              Matters
              -------

     The Company's common stock trades on the American Stock Exchange (Amex) under the symbol "PTG." The high and low sales prices for the years ended December 31, 2006 and 2005 are as follows:

                                             For the Year Ended           For the Year Ended
                                              December 31, 2006            December 31, 2005
                                          -----------------------       -----------------------
                                            High            Low           High            Low
                                          -------         -------       -------         -------
First Quarter...........................   10.65            9.25         10.13            7.71
Second Quarter..........................   11.50            8.25         12.89            8.67
Third Quarter...........................    8.95            6.00         13.79           10.19
Fourth Quarter .........................    6.98            5.19         11.00            8.85

     The Company did not pay cash dividends during the years ended December 31, 2006, 2005, and 2004, and has no present intention to declare cash dividends. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, and other factors deemed relevant by the Company's Board of Directors.

     The number of holders of record of the Company's common stock as of December 31, 2006, as shown by the records of the Company's transfer agent was
275. This figure does not include individual participants in security position listings.

     The closing market price of the Company's common stock on March 28, 2007 was $5.84.

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
-------       -----------------------------------------------------------------
              Matters (Continued)
              -------


Issuer Purchases of Equity Securities

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended December 31, 2006:

-----------------------------------------------------------------------------------------------------------
                                                            Total Number                     Approximate
                                             Average         of Shares       Approximate     Dollar Value
                                            Price Paid      Repurchased     Dollar Value      of Shares
                              Total         Per Share       as Part of a      of Shares      That May Yet
                             Number         (Including        Publicly        Purchased      Be Purchased
         Fiscal             of Shares       Brokerage        Announced        Under the       Under the
         Period            Repurchased     Commissions)       Program          Program         Program
-----------------------------------------------------------------------------------------------------------
10/01/06 - 10/31/06            89,200         $ 5.35           89,200        $   477,246     $ 1,307,496
11/01/06 - 11/30/06            60,200         $ 5.67           60,200        $   341,547     $   965,949
12/01/06 - 12/31/06            91,800         $ 5.61           91,800        $   515,360     $   450,589
                         ----------------------------------------------------------------------------------
                              241,200         $ 5.53          241,200        $ 1,334,153
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

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
-------       -----------------------------------------------------------------
              Matters (Continued)
              -------


Issuer Purchases of Equity Securities (Continued)
-------------------------------------

     During the three months ended December 31, 2006, the Company repurchased 241,200 shares of common stock at a weighted average cost, including brokerage commissions, of $5.53 per share. During the year ended December 31, 2006, the Company repurchased 679,219 shares of common stock at a weighted average cost, including brokerage commissions, of $7.57 per share. Cash expenditures for the stock repurchases during the three and twelve months ended December 31, 2006 were $1,334,153 and $5,142,898, respectively. Through December 31, 2006, the Company had repurchased 1,538,019 shares of common stock at a weighted average cost, including brokerage commissions, of $8.81 per share. Cash expenditures for the stock repurchases since the inception of the program were $13,549,411. As of December 31, 2006, $450,589 remained available for repurchases under the stock repurchase program.

     Subsequent to December 31, 2006, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $14,000,000 of the Company's common stock to up to $15,000,000.

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

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
-------       -----------------------------------------------------------------
              Matters (Continued)
              -------


                             Stock Performance Chart
                             -----------------------

     The following graph illustrates the cumulative total stockholder return on the Company's common stock during the years ended December 31, 2006, December 31, 2005, December 31, 2004, December 31, 2003, and December 31, 2002 with comparison to the cumulative total return on the Amex Composite Index, and a Peer Group of Construction and Related Machinery Companies. This comparison assumes $100 was invested on December 31, 2001 in the Company's common stock and in each of the foregoing indexes and assumes reinvestment of dividends.



                       [STOCK PERFORMANCE CHART OMITTED]















                                    12/31/01  12/31/02  12/31/03  12/31/04  12/31/05   12/31/06
                                    --------  --------  --------  --------  --------   --------
Paragon Technologies, Inc.             100        97       111       113       114        64
(1) Peer Group                         100       103       117       146       242       232
Amex Composite Index                   100       100       145       178       220       262

-----------------------------------

(1) The self-constructed Peer Group of Construction and Related Machinery Companies includes: A.S.V., Inc., Bolt Technology Corporation, Columbus McKinnon Corporation, Industrial Rubber Products, Inc., Lufkin Industries, Inc., Quipp, Inc., and Tesco Corporation. The total returns of each member of the Peer Group were determined in accordance with Securities and Exchange Commission regulations; i.e., weighted according to each such issuer's stock market capitalization.

                            ------------------------

     Please refer to the Company's disclosure regarding Executive Compensation information included in Item 11 of this Annual Report on Form 10-K.

Item 6.       Selected Financial Data
-------       -----------------------


     The following table sets forth the Company's selected consolidated financial information for each of the years in the five-year period ended December 31, 2006. The selected consolidated financial data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results. The information presented below is in thousands, except per share amounts.

                                                      For the Years Ended
                               ----------------------------------------------------- ------------
                                  12/31/06     12/31/05     12/31/04      12/31/03     12/31/02
                               ------------- ------------ ------------ ------------- ------------
Net sales...................     $ 17,788        16,676       11,702       12,083       14,906

Income (loss) from
  continuing operations
  before income taxes.......     $    449           301         (271)       6,034        1,376
Income tax expense
  (benefit).................          (19)           93         (106)       2,349          420
                               ------------- ------------ ------------ ------------- ------------
Income (loss) from
  continuing operations.....          468           208         (165)       3,685          956
Income (loss) from
  discontinued operations,
  net of income taxes.......            -           990        1,638          100         (293)
                               ------------- ------------ ------------ ------------- ------------
Net income..................     $    468         1,198        1,473        3,785          663
                               ============= ============ ============ ============= ============

Basic earnings (loss) per share:
  Income (loss) from
  continuing operations.....     $    .14           .05         (.04)         .87          .23
Income (loss) from
  discontinued
  operations................            -           .24          .38          .02         (.07)
                               ------------- ------------ ------------ ------------- ------------
Net income..................     $    .14           .29          .34          .89          .16
                               ============= ============ ============ ============= ============

Diluted earnings (loss) per share:
  Income (loss) from
  continuing operations.....     $    .14           .05         (.04)         .85          .22
Income (loss) from
  discontinued
  operations................            -           .24          .38          .02         (.07)
                               ------------- ------------ ------------ ------------- ------------
Net income..................     $    .14           .29          .34          .87          .15
                               ============= ============ ============ ============= ============

Total assets (1)............    $  16,752        22,596       33,424       33,803       36,703
Long-term liabilities.......    $      28           193        2,761        2,159        9,402
Cash dividends per
  share.....................    $       -             -            -            -           -

     See Discontinued Operations - Sale of Ermanco in Note 2 of the Notes to
Consolidated Financial Statements for further information regarding the sale of substantially all of the assets and liabilities of Ermanco in the third quarter of 2005.





Item 6.       Selected Financial Data (Continued)
-------       -----------------------

(1) During the year ended December 31, 2006, the Company repurchased 679,219 shares of common stock at a weighted average cost, including brokerage commissions, of $7.57 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2006 were $5,142,898. During the year ended December 31, 2005, the Company repurchased 824,100 shares of common stock at a weighted average cost, including brokerage commissions, of $9.81 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2005 were $8,080,882. See Stock Repurchase Program in Note 12 of the Notes to Consolidated Financial Statements regarding the repurchase of shares of the Company's common stock.

                            ------------------------


Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2006. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors as more fully discussed in
Item 1A, Risk Factors.

                            ------------------------

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

                            ------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises and falls, the Company may see a corresponding change in the rate of new orders, and therefore, a corresponding change in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the years ended December 31, 2006, 2005, 2004, 2003, 2002, and 2001:

(Dollars in Thousands)           2006        2005       2004        2003       2002        2001
                              ---------- ----------- ---------- ----------- ---------- -----------
Backlog of orders --
   Beginning.................  $  6,918      5,514      4,052       4,834      7,666      16,353
   Add: orders...............    16,802     18,080     13,164      11,301     12,074      10,321
   Less: sales...............    17,788     16,676     11,702      12,083     14,906      19,008
                              ---------- ----------- ---------- ----------- ---------- -----------
Backlog of orders --
   Ending....................  $  5,932      6,918      5,514       4,052      4,834       7,666
                              ========== =========== ========== =========== ========== ===========

Capacity Utilization(1)......     81.8%      80.2%      78.1%       76.1%      74.8%       76.1%

     Current Ratio
     -------------
     Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio for the years ended December 31, 2006, 2005, 2004, 2003, 2002, and 2001:

(Dollars in Thousands)           2006        2005       2004        2003       2002        2001
                              ---------- ----------- ---------- ----------- ---------- -----------
Current assets...............  $ 16,370     22,134     14,249      14,720     15,444      19,200
                              ---------- ----------- ---------- ----------- ---------- -----------
Current liabilities..........  $  4,296      5,337      7,355       9,583      9,416      13,357

Current ratio................      3.81       4.15       1.94        1.54       1.64        1.44

     Debt to Equity Ratio
     --------------------
     With an emphasis on generating cash flows to eliminate the Company's senior and subordinated debt, the Company eliminated its financial leverage in 2003 as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the absence of debt provides greater protection for its stockholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio for the years ended December 31, 2006, 2005, 2004, 2003, 2002, and 2001 and also includes the number of shares outstanding at each fiscal year end:

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Key Performance Metrics Relevant to the Company (Continued)
-----------------------------------------------

     Debt to Equity Ratio (Continued)
     --------------------

   (Dollars in Thousands)            2006           2005           2004           2003           2002           2001
                                 -------------- -------------- -------------- -------------- -------------- --------------
   Current installments of
     long-term debt.............   $         -             -              -              -          1,437          2,305
   Long-term debt...............             -             -              -              -          7,263          9,900
                                 -------------- -------------- -------------- -------------- -------------- --------------
   Total debt...................             -             -              -              -          8,700         12,205
                                 -------------- -------------- -------------- -------------- -------------- --------------
   Total stockholders'
     equity (1).................   $    12,428        17,066         23,308         22,061         17,885         16,912
                                 ============== ============== ============== ============== ============== ==============

   Debt to equity ratio.........             -             -              -              -            .49            .72
   Number of shares out-
     standing at year end.......     2,873,891     3,539,019      4,265,310      4,277,595      4,256,098      4,221,635

(1) During the year ended December 31, 2006, the Company repurchased 679,219 shares of common stock at a weighted average cost, including brokerage commissions, of $7.57 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2006 were $5,142,898. During the year ended December 31, 2005, the Company repurchased 824,100 shares of common stock at a weighted average cost, including brokerage commissions, of $9.81 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2005 were $8,080,882. See Stock Repurchase Program in Note 12 of the Notes to Consolidated Financial Statements regarding the repurchase of shares of the Company's common stock.

Critical Accounting Policies and Estimates
------------------------------------------
     The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and other financial information, including the related disclosure of commitments and contingencies at the date of the Company's financial statements. Actual results may, under different assumptions and conditions, differ significantly from the Company's estimates.

     The Company believes that its accounting policies related to revenue recognition on systems sales, warranty, and inventories are its "critical accounting policies." These policies have been reviewed with the Audit Committee of the Board of Directors and are discussed in greater detail below.

     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of December 31, 2006, there are no contracts that are anticipated to result in a loss.

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

     Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, typically two percent of the cost of the system being sold, and a detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The warranty reserve as of December 31, 2006 is $192,000.

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

                            ------------------------

Results of Operations - Year Ended December 31, 2006 Compared to the Year Ended
-------------------------------------------------------------------------------
December 31, 2005
-----------------

Earnings Summary
----------------
     The Company had net income of $468,000 (or $0.14 basic earnings per share) for the year ended December 31, 2006, compared to net income of $1,198,000 (or $0.29 basic earnings per share) for the year ended December 31, 2005. There was no income from discontinued operations, net of income taxes, for the year ended December 31, 2006, compared to income from discontinued operations, net of income taxes of $990,000 (or $0.24 basic earnings per share) for the year ended December 31, 2005. Income from continuing operations was $468,000 (or $0.14 basic earnings per share) for the year ended December 31, 2006, compared to income from continuing operations of $208,000 (or $0.05 basic earnings per share) for the year ended December 31, 2005. The increase in income from continuing operations was primarily due to:

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Results of Operations - Year Ended December 31, 2006 Compared to the Year Ended
-------------------------------------------------------------------------------
December 31, 2005 (Continued)
-----------------

Earnings Summary (Continued)
----------------
     o an increase during 2006 in total revenues and gross profit of $1,112,000 and $760,000, respectively, as described below; and

     o an increase of $203,000 in interest income attributable to the higher level of funds available for investment as a result of the cash proceeds from the August 5, 2005 sale of substantially all of the assets and liabilities of Ermanco and the increased level of interest rates earned on funds available for investment.

     Partially offsetting the above increase in income from continuing operations for the year ended December 31, 2006 was as increase in selling, general and administrative expenses of $606,000 and an increase in product development costs of $221,000 as mentioned below.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                  2006                2005
                                                            -----------------  ------------------
Net sales..............................................        $ 17,788,000         16,676,000
Cost of sales..........................................          12,492,000         12,140,000
                                                            -----------------  ------------------
Gross profit on sales..................................        $  5,296,000          4,536,000
                                                            =================  ==================

Gross profit as a percentage of sales..................               29.8%              27.2%
                                                            =================  ==================

     The increase in sales was associated with a larger backlog of orders entering fiscal 2006 when compared to the backlog of orders entering fiscal 2005. Contributing to the increase in sales was progress made on contracts received prior to the start of the year and during 2006 in accordance with contract completion requirements associated with certain customers.

     Gross profit, as a percentage of sales, for the year ended December 31, 2006, when compared to the year ended December 31, 2005, was favorably impacted by approximately 1.3% due to product mix and the impact of the favorable performance on the Company's contracts that were completed or nearing completion in the year ended December 31, 2006 as compared to the year ended December 31, 2005. Also contributing to the aforementioned favorable variance was a 1.3% reduction in overhead costs as a percentage of sales due to the higher sales volume to cover fixed overhead costs in the year ended December 31, 2006.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $5,252,000 were higher by $606,000 for the year ended December 31, 2006 than for the year ended December 31, 2005. The increase was attributable to the addition of resources aimed at expanding the customer base and an increase in salaries and fringe benefits totaling $227,000, an increase of $34,000 in commission expenses related to the Company's enhanced revenue performance, and an increase of $285,000 in marketing expenses primarily associated with product promotion and participation in trade shows.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Results of Operations - Year Ended December 31, 2006 Compared to the Year Ended
-------------------------------------------------------------------------------
December 31, 2005 (Continued)
-----------------

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $283,000 were higher by $221,000 for the year ended December 31, 2006 than for the year ended December 31, 2005. Development programs in the year ended December 31, 2006 were primarily aimed at improvements to the Company's Order Fulfillment and Production & Assembly systems technologies. Development efforts during the year ended December 31, 2006 included DISPEN-SI-MATIC(R) hardware and software enhancements aimed at promoting workplace efficiencies for the Company's customers, voice-directed replenishment, and LO-TOW(R) product enhancements. Development programs in the years ended December 31, 2005 and December 31, 2004 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts, that were essentially completed during the year ended December 31, 2004 and incorporated into the Company's Order Fulfillment product offerings, were centered on the development of an innovative computer control system, along with DISPEN-SI-MATIC(R) software and hardware enhancements aimed at promoting workplace efficiencies for the Company's customers. Order Fulfillment development efforts during the year ended December 31, 2005 were primarily additional modifications and enhancements to the Company's fiscal 2004 development initiatives.

Interest Income
---------------
     Interest income of $527,000 was higher by $203,000 for the year ended December 31, 2006 than for the year ended December 31, 2005. The increase in interest income was attributable to the higher level of funds available for investment as a result of the cash proceeds from the August 5, 2005 sale of substantially all of the assets and liabilities of Ermanco and the increased level of interest rates earned on funds available for investment.

Income Tax Expense (Benefit)
---------------------------
     The Company recognized an income tax benefit of $19,000 during the year ended December 31, 2006 compared to income tax expense of $93,000 during the year ended December 31, 2005. The income tax benefit for the year ended December 31, 2006 was primarily due to the reversal of accruals for the expiration of tax return statutes and tax-exempt interest on certain investments. Income tax expense for the year ended December 31, 2005 was lower than statutory federal and state tax rates primarily due to tax-exempt interest on certain investments.

                            ------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Results of Operations - Year Ended December 31, 2005 Compared to the Year Ended
-------------------------------------------------------------------------------
December 31, 2004
-----------------

Earnings Summary
----------------
     The Company had net income of $1,198,000 (or $0.29 basic earnings per share) for the year ended December 31, 2005, compared to net income of $1,473,000 (or $0.34 basic earnings per share) for the year ended December 31, 2004. Income from discontinued operations, net of income taxes, was $990,000 (or $0.24 basic earnings per share) for the year ended December 31, 2005, compared to income from discontinued operations, net of income taxes, of $1,638,000 (or $0.38 basic earnings per share) for the year ended December 31, 2004. Income from continuing operations was $208,000 (or $0.05 basic earnings per share) for the year ended December 31, 2005, compared to a loss from continuing operations of $165,000 (or $0.04 basic loss per share) for the year ended December 31, 2004. The increase in income from continuing operations was primarily due to:

     o an increase during 2005 in total revenues and gross profit of $4,974,000 and $649,000, respectively, as described below; and

     o an increase of $248,000 in interest income attributable to the higher level of funds available for investment as a result of the cash proceeds from the August 5, 2005 sale of substantially all of the assets and liabilities of Ermanco.

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
                                                            =================  ==================

     The increase in sales was associated with a larger backlog of orders entering fiscal 2005 when compared to the backlog of orders entering fiscal 2004. Contributing to the increase in sales was progress made on contracts received prior to the start of the year and during 2005 in accordance with contract completion requirements associated with certain customers.

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

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Results of Operations - Year Ended December 31, 2005 Compared to the Year Ended
-------------------------------------------------------------------------------
December 31, 2004 (Continued)
-----------------

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

Interest Income
---------------
     Interest income of $324,000 was higher by $248,000 for the year ended December 31, 2005 than for the year ended December 31, 2004. The increase in interest income was attributable to the higher level of funds available for investment as a result of the cash proceeds from the August 5, 2005 sale of substantially all of the assets and liabilities of Ermanco.

Other Income, Net
-----------------
     The favorable variance of $44,000 in other income, net for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily attributable to an increase in royalty income from a license agreement related to material handling equipment sales.

Income Tax Expense (Benefit)
---------------------------
     The Company recognized income tax expense of $93,000 during the year ended December 31, 2005 compared to an income tax benefit of $106,000 during the year ended December 31, 2004. Income tax expense for the year ended December 31, 2005 was lower than statutory federal and state tax rates primarily due to tax-exempt interest on certain investments. The income tax benefit for the year ended December 31, 2004 was generally recorded at statutory federal and state tax rates.

                            ------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents and short-term investments at December 31, 2006 were $12,072,000, representing 72.1% of total assets, down from $17,397,000, or 77.0% of total assets, at December 31, 2005. The decrease was primarily due to the repurchase and retirement of common stock of $5,143,000 and purchases of capital equipment of $131,000.

     Cash used by operating activities totaling $51,000 during the year ended December 31, 2006 was primarily due to the following factors:

     o a decrease in customers' deposits and billings in excess of costs and estimated earnings in the amount of $650,000 in accordance with contractual requirements.

     Partially offset by the following factors:

     o a decrease in receivables in the amount of $110,000 primarily associated with the collection of an income tax refund which was partially offset by an increase in customer billings in accordance with contractual requirements;

     o a decrease in costs and estimated earnings in excess of billings in the amount of $172,000 in accordance with contractual requirements; and

     o a decrease in prepaid expenses and other current assets of $217,000 primarily associated with the amortization of insurance premiums in accordance with policy expiration dates.

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

     Cash provided by operating activities totaling $149,000 during the year ended December 31, 2005 was primarily due to the following factors:

     o an increase in customers' deposits and billings in excess of costs and estimated earnings in the amount of $802,000 in accordance with contractual requirements; and

     o an increase in net cash provided by operating activities of discontinued operations of $601,000.

     Partially offset by the following factors:

     o an increase in trade receivables in the amount of $393,000 in accordance with contractual requirements;

     o an increase in costs and estimated earnings in excess of billings in the amount of $524,000 in accordance with contractual requirements; and

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

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------
     On August 5, 2005, the Company completed the sale of substantially all of the assets and liabilities of Ermanco, and received cash consideration of $23,055,000 (subject to a working capital adjustment and an accounts receivable adjustment). Transaction costs associated with the sale of the assets and liabilities of Ermanco were approximately $1,038,000. During the fourth quarter of 2005, the Company paid approximately $448,000 to the Buyer in connection with the working capital adjustment and $61,000 in connection with the accounts receivable adjustment. Therefore, the Company received cash consideration of $21,508,000, net of transactions costs and the working capital and accounts receivable adjustments in connection with the sale of the assets and liabilities of Ermanco, thereby resulting in a pre-tax loss on the sale of approximately $964,000.

     The Company's line of credit facility may not exceed $5,000,000 and is to be used primarily for working capital purposes. Effective August 5, 2005, the Company issued a $2,000,000 letter of credit in connection with the sale of substantially all of the assets and liabilities of Ermanco, thereby reducing the amount of available line of credit to $2,800,000. The letter of credit remained in place to August 5, 2006, the one-year anniversary of the closing of the asset sale. There was no claim under the letter of credit during its existence. As of December 31, 2006, the amount of available line of credit was $4,800,000. The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivables and inventory. As of December 31, 2006, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2007. The Company expects to renew the line of credit facility under similar terms and conditions during 2007.

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

     The Company is currently exploring various business strategies designed to enhance the value of the Company's assets for its stockholders. The Company is continuing to evaluate and actively explore a range of possible options, including transactions intended to provide liquidity and maximize stockholder value, and consideration of the acquisition of complementary assets and/or businesses. The Company may not be able to effect any of these strategic options.

                            ------------------------


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

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Contractual Obligations (Continued)
-----------------------
     Future contractual obligations and commercial commitments at December 31, 2006 as noted above are as follows:

                                                            Payments Due by Period
                                 ------------------------------------------------------------------------------
                                      Total          2007        2008        2009        2010        2011
                                 ------------------------------------------------------------------------------
Contractual obligations:
  Operating leases..........        $ 265,000       231,000      34,000         -           -           -
                                 ------------------------------------------------------------------------------

   Total....................        $ 265,000       231,000      34,000         -           -           -
                                 ==============================================================================

                                                          Amount of Commitment Expiration Per Period
                                                  -------------------------------------------------------------
                                   Total Amounts
                                     Committed       2007        2008        2009        2010        2011
                                 ------------------------------------------------------------------------------
Other
commercial
commitments:
  Letters of credit.........        $ 200,000       200,000         -           -           -           -

     The Company has an Executive Officer Severance Policy (the "Severance Policy") for executive officers without an employment agreement, which applies in the event that an executive officer is terminated by the Company for reasons other than "cause," as such term is defined in the Severance Policy. Under the Severance Policy, executive officers will receive a portion of their regular straight-time pay based on their position and length of service with the Company, medical coverage, and executive outplacement services. For further information, please refer to the Company's disclosure regarding the "Executive Officer Severance Policy" in Item 11 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
------------------------------
     As of December 31, 2006, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), obligations (including contingent obligations) under a contract that would be accounted for as a derivative instrument, or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

Related Party Transactions
--------------------------
     From time to time, the Company enters into transactions with related parties. For further information, please refer to the Company's disclosure regarding "Commitments and Related Party Transactions" in Note 9 of the Notes to Consolidated Financial Statements.

                            ------------------------

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

     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. The Company adopted the provisions of SAB No. 108 on January 1, 2006, and there was no impact of the adoption.

     In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company's financial statements.


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

Item 8.       Consolidated Financial Statements and Supplementary Data
-------       --------------------------------------------------------



                                    I N D E X


o    Report of Independent Registered Public Accounting Firm.


o    Consolidated Financial Statements:
        Consolidated Balance Sheets, December 31, 2006 and 2005.

        Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004.

        Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2006, 2005, and 2004.

        Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004.

        Notes to Consolidated Financial Statements.


o All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



The Board of Directors and Stockholders
Paragon Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Paragon Technologies, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Technologies, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified prospective approach, effective January 1, 2006.


                                  /S/ KPMG LLP




Philadelphia, PA
March 30, 2007

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2006 and 2005
     (In Thousands, Except Share Data)

                                                            December 31,           December 31,
                                                                2006                   2005
                                                        -------------------     ------------------

Assets
------
Current assets:
   Cash and cash equivalents.......................          $   2,447                   687
   Short-term investments..........................              9,625                16,710
                                                        -------------------     ------------------
     Total cash and cash equivalents and
       short-term investments......................             12,072                17,397
                                                        -------------------     ------------------

   Receivables:
     Trade.........................................              2,557                 2,029
     Notes and other receivables...................                428                 1,066
                                                        -------------------     ------------------
       Total receivables...........................              2,985                 3,095
                                                        -------------------     ------------------

   Costs and estimated earnings in excess of billings              444                   616

   Inventories:
     Raw materials.................................                100                   108
     Work-in-process...............................                 29                    26
     Finished goods................................                340                   210
                                                        -------------------     ------------------
       Total inventories...........................                469                   344
                                                        -------------------     ------------------

   Deferred income tax benefits....................                288                   353
   Prepaid expenses and other current assets.......                112                   329
                                                        -------------------     ------------------

     Total current assets..........................             16,370                22,134
                                                        -------------------     ------------------

Property, plant and equipment, at cost:
   Machinery and equipment.........................              1,195                 1,160
   Less:  accumulated depreciation.................                919                   911
                                                        -------------------     ------------------
     Net property, plant and equipment.............                276                   249
                                                        -------------------     ------------------


Deferred income tax benefits.......................                 96                   203
Other assets.......................................                 10                    10
                                                        -------------------     ------------------

     Total assets..................................          $  16,752                22,596
                                                        ===================     ==================

          See accompanying notes to consolidated financial statements.



                                                                     (Continued)

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets (Continued)
December 31, 2006 and 2005
     (In Thousands, Except Share Data)

                                                            December 31,           December 31,
                                                                2006                   2005
                                                        -------------------     ------------------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable................................          $   1,177                 1,391
   Customers' deposits and billings in excess of
     costs and estimated earnings..................              1,394                 2,044
   Accrued salaries, wages, and commissions........                132                   102
   Income taxes payable............................                541                   650
   Accrued product warranty........................                192                   189
   Deferred gain on sale-leaseback.................                165                   165
   Unearned support contract revenue...............                270                   239
   Accrued other liabilities.......................                425                   557
                                                        -------------------     ------------------
       Total current liabilities...................              4,296                 5,337
                                                        -------------------     ------------------

Long-term liabilities:
   Deferred gain on sale-leaseback.................                 28                   193
                                                        -------------------     ------------------
       Total long-term liabilities.................                 28                   193
                                                        -------------------     ------------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued and outstanding
     2,873,891 shares as of December 31, 2006
     and 3,539,019 shares as of December 31,
     2005..........................................              2,874                 3,539
   Additional paid-in capital......................              5,720                 7,004
   Retained earnings...............................              3,834                 6,523
                                                        -------------------     ------------------
       Total stockholders' equity..................             12,428                17,066
                                                        -------------------     ------------------

       Total liabilities and stockholders' equity..        $    16,752                22,596
                                                        ===================     =================

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended December 31, 2006, 2005, and 2004
      (In Thousands, Except Share and Per Share Data)


                                                December 31,       December 31,       December 31,
                                                    2006               2005               2004
                                              ----------------   ----------------   ----------------
Net sales.................................      $     17,788             16,676             11,702
Cost of sales.............................            12,492             12,140              7,815
                                              ----------------   ----------------   ----------------
   Gross profit on sales..................             5,296              4,536              3,887
                                              ----------------   ----------------   ----------------

Selling, general and administrative
   expenses...............................             5,252              4,646              4,160
Product development costs.................               283                 62                176
Interest expense..........................                 1                  1                  4
Interest income...........................              (527)              (324)               (76)
Other income, net.........................              (162)              (150)              (106)
                                              ----------------   ----------------   ----------------
                                                       4,847              4,235              4,158
                                              ----------------   ----------------   ----------------

Income (loss) from continuing
   operations before income taxes.........               449                301               (271)
Income tax expense (benefit)..............               (19)                93               (106)
                                              ----------------   ----------------   ----------------
   Income (loss) from continuing
     operations...........................               468                208               (165)
Income from discontinued
     operations, net of income taxes......                 -                990              1,638
                                              ----------------   ----------------   ----------------
Net income................................      $        468              1,198              1,473
                                              ================   ================   ================

Basic earnings (loss) per share:
   Income (loss) from continuing
     operations...........................      $        .14                .05              (.04)
   Income from discontinued
     operations...........................                 -                .24               .38
                                              ----------------   ----------------   ----------------
Net income................................      $        .14                .29               .34
                                              ================   ================   ================

Diluted earnings (loss) per share:
   Income (loss) from continuing
     operations...........................      $        .14                .05              (.04)
   Income from discontinued
     operations...........................                 -                .24               .38
                                              ----------------   ----------------   ----------------
Net income................................      $        .14                .29               .34
                                              ================   ================   ================

Weighted average shares
   outstanding............................         3,307,382          4,073,252          4,278,065
Dilutive effect of stock options..........             4,373             45,342             72,232
                                              ----------------   ----------------   ----------------
Weighted average shares
   outstanding assuming dilution..........         3,311,755          4,118,594          4,350,297
                                              ================   ================   ================

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity and Comprehensive Income For the Years Ended December 31, 2006, 2005, and 2004
              (In Thousands, Except Share Data)

                                                    Common Shares       Additional                   Total
                                                --------------------     Paid-In     Retained     Stockholders'    Comprehensive
                                                  Number     Amount      Capital     Earnings        Equity           Income
                                                ---------   --------    ----------   --------     -------------    -------------
Balance at December 31, 2003.................   4,277,595   $  4,278       7,678      10,105         22,061

Net income...................................           -          -           -       1,473          1,473            1,473
                                                                                                                   -------------
Comprehensive income.........................           -          -           -           -              -            1,473
                                                                                                                   =============
Stock options exercised......................      22,415         22         353        (305)            70
Acquisition and retirement of common stock...     (34,700)       (35)        (64)       (226)          (325)
Other incentive plan activity................           -          -          29           -             29
                                                ---------   --------    ----------   --------     -------------
Balance at December 31, 2004.................   4,265,310      4,265       7,996      11,047         23,308

Net income...................................           -          -           -       1,198          1,198            1,198
                                                                                                                   -------------
Comprehensive income.........................           -          -           -           -              -            1,198
                                                                                                                   =============
Stock options exercised......................      97,809         98         602         (77)           623
Acquisition and retirement of common stock...    (824,100)      (824)     (1,612)     (5,645)        (8,081)
Other incentive plan activity................           -          -          18           -             18
                                                ---------   --------    ----------   --------     -------------
Balance at December 31, 2005.................   3,539,019      3,539       7,004       6,523         17,066

Net income...................................           -          -           -         468            468              468
                                                                                                                   -------------
Comprehensive income.........................           -          -           -           -              -              468
                                                                                                                   =============
Nonvested stock grants, net of amortization..      12,500         12          14           -             26
Stock options exercised......................       1,591          2          59         (61)             -
Acquisition and retirement of common stock...    (679,219)      (679)     (1,368)     (3,096)        (5,143)
Other incentive plan activity................           -          -          11           -             11
                                                ---------   --------    ----------   --------     -------------
Balance at December 31, 2006.................   2,873,891   $  2,874       5,720       3,834         12,428
                                                =========   ========    ==========   ========     =============


          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005, and 2004
      (In Thousands)


                                                             December 31,         December 31,         December 31,
                                                                 2006                 2005                 2004
                                                         --------------------  ------------------   ------------------
Cash flows from operating activities:
  Net income..........................................       $     468                 1,198                1,473
  Less: income from discontinued operations...........               -                   990                1,638
                                                         --------------------  ------------------   ------------------
Income (loss) from continuing operations..............             468                   208                 (165)
  Adjustments to reconcile net
     income to net cash provided
     (used) by operating activities:
        Depreciation of plant and
          equipment...................................             104                    90                  104
        Amortization of deferred gain on
          sale-leaseback..............................            (165)                 (165)                (165)
        Other non-cash items
          affecting earnings..........................              37                    18                   29
        Change in operating assets and
          liabilities:
             Receivables..............................             110                  (768)              (1,432)
             Costs and estimated earnings
               in excess of billings..................             172                  (524)                 358
             Inventories..............................            (125)                    8                 (128)
             Deferred tax expenses....................             172                   343                  310
             Prepaid expenses and other
               current assets.........................             217                   (97)                 (20)
             Accounts payable.........................            (214)                  (55)                  77
             Customers' deposits and
               billings in excess of costs
               and estimated earnings.................            (650)                  802                  249
             Accrued salaries, wages,
               and commissions........................              30                     2                    8
             Income taxes payable.....................            (109)                  145                 (417)
             Accrued product warranty.................               3                  (301)                (224)
             Unearned support contract revenue........              31                    54                  (89)
             Accrued other liabilities................            (132)                 (212)                 (40)
             Deferred compensation....................               -                     -                  (42)
             Net cash provided by
               operating activities of
               discontinued operations................               -                   601                  114
                                                         --------------------  ------------------   ------------------
  Net cash provided (used) by
     operating activities.............................             (51)                  149               (1,473)
                                                         --------------------  ------------------   ------------------



                                                                     (Continued)

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2006, 2005, and 2004
      (In Thousands)


                                                             December 31,         December 31,         December 31,
                                                                 2006                 2005                 2004
                                                         --------------------  ------------------   ------------------
Cash flows from investing activities:
  Proceeds from the sale of Ermanco,
     net of transaction costs and
     post closing adjustments.........................               -                21,508                    -
  Proceeds from sales of short-term
     investments  ....................................           7,585                10,875                    -
  Purchases of short-term investments.................            (500)              (25,685)              (1,900)
  Additions to property, plant and
     equipment........................................            (131)                 (150)                 (63)
  Net cash used by investing activities
     of discontinued operations.......................               -                  (254)                (198)
                                                         --------------------  ------------------   ------------------
  Net cash provided (used) by investing
     activities.......................................           6,954                 6,294               (2,161)
                                                         --------------------  ------------------   ------------------

Cash flows from financing activities:
  Sale of common shares in connection with
     employee incentive stock option plan.............               -                   623                   70
  Repurchase and retirement of
     common stock.....................................          (5,143)               (8,081)                (325)
                                                         --------------------  ------------------   ------------------
  Net cash used by financing activities...............          (5,143)               (7,458)                (255)
                                                         --------------------  ------------------   ------------------

  Increase (decrease) in cash
     and cash equivalents.............................           1,760                (1,015)              (3,889)
  Cash and cash equivalents,
     beginning of period..............................             687                 1,702                5,591
                                                         --------------------  ------------------   ------------------
  Cash and cash equivalents, end of period............       $   2,447                   687                1,702
                                                         ====================  ==================   ==================

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------

Description of Business and Concentration of Credit Risk
--------------------------------------------------------
     The Company, based out of Easton, Pennsylvania, (also referred to as "SI Systems") is a specialized systems integrator supplying SI Systems' branded automated material handling systems to manufacturing, assembly, order fulfillment, and distribution operations customers located primarily in North America, including the U.S. government. The Company's automated material handling systems are marketed, designed, sold, installed, and serviced by its own staff or subcontractors as labor-saving devices to improve productivity, quality, and reduce costs. SI Systems' branded products are utilized to automate the movement or selection of products and are often integrated with other automated equipment such as conveyors and robots. The Company's integrated material handling solutions involve both standard and specially designed components and include integration of non-proprietary automated handling technologies so as to provide turnkey solutions for its customers' unique material handling needs. The Company's engineering staff develops and designs computer control programs required for the efficient operation of the systems and for optimizing manufacturing, assembly, and fulfillment operations.

     In the year ended December 31, 2006, one customer accounted for over 10% of sales and is listed as follows: Caterpillar - $2,098,000 or 11.8% of total sales. In the year ended December 31, 2005, five customers accounted for over 10% of sales, and they are listed as follows: BMG Direct Marketing - $2,492,000 or 14.9%, SI/BAKER - $1,990,000 or 11.9%, Vistakon, a division of Johnson & Johnson Vision Care - $1,867,000 or 11.2%, E-Z-GO Division of Textron - $1,812,000 or 10.9%, and Honda of America Mfg. - $1,723,000 or 10.3%. In the
year ended December 31, 2004, two customers accounted for over 10% of sales, and they are listed as follows: Canadian Tire Corporation - $1,600,000 or 13.7%, and Office Depot - $1,184,000 or 10.1%. No other customer accounted for over 10% of sales.

     The Company's products are sold on a fixed-price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has been accepted. Generally, contract terms are net 30 days for product and parts sales, with progress payments for system-type projects. As of December 31, 2006, three customers owed the Company in excess of 10% of trade receivables, and they are listed as follows:
Krauss-Maffei Corporation - $508,000 or 19.9%, Caterpillar - $492,000 or 19.2%, and DPI Material Handling Systems - $256,000 or 10.0%. No other customer owed the Company in excess of 10% of trade receivables. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

Principles of Consolidation
---------------------------
     The consolidated financial statements for the fiscal years ended prior to 2006 include the accounts of SI Systems and Ermanco, a wholly owned subsidiary, after elimination of intercompany balances and transactions.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
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

Financial Instruments
---------------------
     The Company believes the market values of its assets and liabilities, which are financial instruments, approximate their carrying values due to the short-term nature of the instruments.

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

Short-Term Investments
----------------------
     The Company's short-term investments are comprised of debt securities, all classified as available for sale, that are carried at cost, which approximates fair value of the investments at period end. These debt securities include state and municipal bonds. The short-term investments are on deposit with a major financial institution and are supported by letters of credit.

Allowance for Doubtful Accounts
-------------------------------
     The Company provides an allowance for doubtful accounts determined by a specific identification of individual accounts and other accounts based on historical experience. The Company writes off receivables upon determination that no further collections are probable. The allowance for doubtful accounts was $0 at December 31, 2006 and 2005.

Inventories
-----------
     Inventories are valued at the lower of average cost or market. Inventories primarily consist of materials purchased or manufactured for stock.

Property, Plant and Equipment
-----------------------------
     Plant and equipment are recorded at cost and generally are depreciated on the straight-line method over the estimated useful lives of individual assets. The ranges of lives used in determining depreciation rates for machinery and equipment is generally 3 - 7 years. Maintenance and repairs are charged to operations; betterments and renewals are capitalized. Upon sale or retirement of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and the resultant gain or loss, if any, is credited or charged to earnings.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
         (Continued)

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

     A roll-forward of warranty activities is as follows (in thousands):


                                         Additions (Reductions)
                            Beginning        Charged to                                   Ending
                             Balance      Costs and Expenses         Deductions           Balance
                          ------------  ----------------------   ------------------   --------------
2006....................      $ 189              71                      (68)                192
2005....................      $ 490            (242)                     (59)                189
2004....................      $ 714             (70)                    (154)                490

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
         (Continued)

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

     Effective January 1, 2006, the Company adopted SFAS No. 123R and began expensing the grant-date fair value of employee stock options over the related requisite service period. Prior to January 1, 2006, the Company applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recognized compensation expense on options granted to non-employee directors. The estimated impact of adopting SFAS No. 123R in 2006 was approximately $7,000 and did not have a significant impact on basic and diluted earnings per share for the year. The pro forma impact of expensing employee stock options in 2005 would have been $27,000 or a reduction of diluted earnings per share by approximately $.01 for the year, while the pro forma impact of expensing employee stock options in 2004 would have been $91,000 or a reduction of basic and diluted earnings per share by approximately $.02 for the year based on the disclosures required by SFAS No. 123.

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

     Prior to the adoption of SFAS No. 123R, the Company presented tax benefits, if any, resulting from stock-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that certain cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. For the year ended December 31, 2006, no excess tax benefits were generated.

     SFAS No. 123R modified the disclosure requirements related to stock-based compensation. Accordingly, the disclosures prescribed by SFAS No. 123R are included below.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
         (Continued)

Stock-Based Compensation (Continued)
------------------------
     For stock options granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock option plan would have been as follows:

                                                               For the Year                For the Year
                                                                  Ended                        Ended
                                                            December 31, 2005            December 31, 2004
                                                         -------------------------    ------------------------
Net income, as reported...............................          $ 1,198                        1,473
Deduct:  total stock-based employee
   compensation expense determined
   under fair value based method, net of
   related tax effects................................              (27)                         (91)
                                                         -------------------------    ------------------------
Pro forma net income..................................          $ 1,171                        1,382
                                                         =========================    ========================

Basic earnings per share:
   As reported........................................          $   .29                          .34
   Pro forma..........................................          $   .29                          .32

Diluted earnings per share:
   As reported........................................          $   .29                          .34
   Pro forma..........................................          $   .28                          .32

Earnings Per Share
------------------
     Basic and diluted earnings per share for the years ended December 31, 2006, 2005, and 2004 are based on the weighted average number of shares outstanding. In addition, diluted earnings per share reflect the effect of dilutive securities which include the shares that would be outstanding assuming the exercise of dilutive stock options. The number of shares that would be issued from the exercise has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock.

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
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

     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. The Company adopted the provisions of SAB No. 108 on January 1, 2006, and there was no impact of the adoption.

     In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company's financial statements.

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

     Ermanco and Paragon indemnified the Buyer and Buyer Parent for, among other things, a breach of any representation, warranty, covenant, or agreement set forth under the terms of the Asset Purchase Agreement. Paragon and Ermanco will have no liability to Buyer or Buyer Parent with respect to claims for breaches of representations and/or warranties until the aggregate amount of loss relating to such breaches exceeds $230,000, and then only for such amount that exceeds $230,000. The overall aggregate indemnification liability of Paragon and Ermanco shall not exceed $5,750,000. At the closing of the asset sale, Paragon delivered to the Buyer an irrevocable letter of credit in the amount of $2 million as security for its indemnification obligations. The letter of credit remained in place to August 5, 2006, the one-year anniversary of the closing sale of the asset sale. There was no claim under the letter of credit during its existence.

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(2)      Discontinued Operations -- Sale of Ermanco (Continued)
---      ------------------------------------------

     The following are the condensed results of operations for Ermanco (in thousands):

                                                         December 31, 2005         December 31, 2004
                                                      -----------------------  ------------------------
Net sales..........................................           $  28,132                   30,553
                                                      =======================  ========================

Income from operations before income taxes.........           $   2,523                    2,487
Income tax expense.................................                 916                      849
                                                      -----------------------  ------------------------
Income from operations after income taxes..........               1,607                    1,638

Loss on sale before income taxes...................                (964)                       -
Income tax benefit.................................                (347)                       -
                                                      -----------------------  ------------------------
Loss on sale after income tax benefit..............                (617)                       -
                                                      -----------------------  ------------------------

Income from discontinued operations................           $     990                    1,638
                                                      =======================  ========================


(3)      Uncompleted Contracts
---      ---------------------

   Costs and estimated earnings on uncompleted contracts are as follows (in thousands):

                                                         December 31, 2006         December 31, 2005
                                                      -----------------------  ------------------------

Costs and estimated earnings on
   uncompleted contracts...........................           $  14,672                   11,592
Less:  billings to date............................             (15,622)                 (13,020)
                                                      -----------------------  ------------------------
                                                              $    (950)                  (1,428)
                                                      =======================  ========================

Included in accompanying balance sheets
   under the following captions:
     Costs and estimated earnings
       in excess of billings.......................           $     444                      616
     Customers' deposits and billings in
       excess of costs and estimated earnings......              (1,394)                  (2,044)
                                                      -----------------------  ------------------------
                                                              $    (950)                  (1,428)
                                                      =======================  ========================


(4)      Line of Credit
---      --------------

     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. Effective August 5, 2005, the Company issued a $2,000,000 letter of credit in connection with the sale of substantially all of the assets and liabilities of Ermanco, thereby reducing the amount of available line of credit to $2,800,000. The letter of credit remained in place to August 5, 2006, the one-year anniversary of the closing of the asset sale. There was no claim under the letter of credit during its existence. As of December 31, 2006, the amount of available line of credit was $4,800,000. The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivable and inventory. The Company was in compliance with all covenants as of December 31, 2006. As of December 31, 2006, the Company did not have any borrowings under the line of credit facility, and the line of credit facility expires effective June 30, 2007. The Company expects to renew the line of credit facility under similar terms and conditions during 2007.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(5)      Stock Options and Nonvested Stock
---      ---------------------------------

     1997 Equity Compensation Plan
     The Company has a stock-based compensation program, the 1997 Equity Compensation Plan ("ECP"), which will expire in July 2007. The ECP provides for grants of stock options, restricted and nonvested stock, and stock appreciation rights to selected employees, key advisors who perform valuable services, and directors of the Company. In addition, the ECP provides for grants of performance units to employees and key advisors. The ECP, as amended by stockholders in August 2000 and June 2001, authorizes up to 1,012,500 shares of common stock for issuance pursuant to the terms of the plan. Under the Company's ECP, officers, directors, and key employees have been granted options to purchase shares of common stock at the market price at the date of grant. Options vest in four equal annual installments beginning on the first anniversary of the date of grant; thus, at the end of four years, the options are fully exercisable. Vested stock option awards may be exercised through payment of cash, exchange of mature shares, or through a broker. As of December 31, 2006, 32,500 options are outstanding under the plan, and all options have a term of five or seven years.

     The compensation cost charged against income during the year ended December 31, 2006 for stock-based compensation programs was $37,000. Stock-based compensation costs during year ended December 31, 2006 consisted of expensing $7,000 for employee stock options, $4,000 for directors' stock options, and $26,000 for nonvested stock. Stock-based compensation costs during the years ended December 31, 2005 and 2004 consisted of expensing $18,000 and $29,000, respectively, for directors' stock options. All of the compensation cost recognized was a component of selling, general and administrative expenses.

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

  -------------------------------------------------------------------
      Expected volatility.....................           18.0%
      Expected dividend yield.................            0.0%
      Expected life (in years)................            4.75
      Risk-free interest rate.................            4.75%
  -------------------------------------------------------------------

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(5)      Stock Options and Nonvested Stock (Continued)
---      ---------------------------------

     Stock Options (Continued)
     The grant-date fair value of options granted on March 8, 2006 was $2.60 per option.

     A summary of stock option activity is presented below:

                                                                                   Weighted
                                                               Weighted             Average
                                                                Average            Remaining            Aggregate
                                                               Exercise         Contractual Term        Intrinsic
                                                 Options        Price              (In Years)             Value
                                               ----------   -------------   -----------------------   --------------
Outstanding at January 1, 2006...........         38,535       $  7.86
  Granted................................         12,500         10.01
  Exercised..............................        (12,535)         7.50
  Forfeited..............................         (6,000)         7.50
                                               ----------   -------------
Outstanding at December 31, 2006.........         32,500       $  8.89                 2.6               $ 81,800
                                               ==========   =============

Exercisable at December 31, 2006.........         20,000       $  8.20                  .4               $ 49,300

     During the year ended December 31, 2006, the Company received 10,944 shares of its common stock as payment for the exercise of 12,535 stock options in accordance with the ECP. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $13,663. Upon the exercise of stock options under the 1997 ECP, the Company issues new common stock from its authorized shares.

     The compensation cost charged against income during the year ended December 31, 2006 for stock options was $11,000 (or $7,000, net of income taxes). The total compensation cost of $33,000 is expected to be recognized on the straight-line basis over the stated vesting period consistent with the terms of the arrangement. As of December 31, 2006, there is unrecognized compensation cost of $22,000 on the stock option awards which will be recognized over the next 3.2 years.

     As of December 31, 2005, there were no unvested employee stock options. Therefore, no compensation cost related to stock options granted to employees prior to January 1, 2006 was recognized.

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

     A summary of nonvested stock activity is presented below:

                                                     Nonvested Shares             Grant Date Fair Value
                                              -------------------------------   ---------------------------
Nonvested at January 1, 2006...........                      -                          $   -
   Granted.............................                 12,500                            10.01
   Vested..............................                      -                              -
   Forfeited...........................                      -                              -
                                              -------------------------------   ---------------------------
Nonvested at December 31, 2006.........                 12,500                          $ 10.01
                                              ===============================   ===========================

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(5)      Stock Options and Nonvested Stock (Continued)
---      ---------------------------------

     Nonvested Stock (Continued)
     The compensation cost charged against income during the year ended December 31, 2006 for nonvested stock awards was $26,000. The total compensation cost of $125,000 is expected to be recognized on the straight-line basis over the four-year vesting period consistent with the terms of the arrangement. As of December 31, 2006, there is unrecognized compensation cost of $99,000 on the nonvested stock awards which will be recognized over the next 3.2 years.


(6)      Employee Benefit Plans
---      ----------------------

     The Company has a defined contribution Retirement Savings Plan for its employees. Employees age 21 and above, with at least 90 days of service, are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company matches 100% of the first 3% of pay which the employee contributes to the Plan and 50% of the next 2% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions in the form of cash as determined annually by the Company's Board of Directors; however, there were no profit sharing contributions for the years ended December 31, 2006, 2005, and 2004. Total expense for the Retirement Savings Plan was $147,000, $129,000, and $132,000 for the years ended December 31, 2006, 2005, and 2004, respectively.


(7)      Income Taxes
---      ------------

     The provision for income tax expense (benefit) associated with continuing operations consists of the following (in thousands):

                                           For the Year         For the Year          For the Year
                                              Ended                Ended                 Ended
                                           December 31,         December 31,          December 31,
                                               2006                 2005                  2004
                                        ------------------   ------------------    ------------------
Federal  - current..................         $ (168)                (251)                 (418)
         - deferred.................            152                  338                   330
                                        ------------------   ------------------    ------------------
                                                (16)                  87                   (88)
                                        ------------------   ------------------    ------------------

State    - current..................            (23)                   1                     2
         - deferred.................             20                    5                   (20)
                                        ------------------   ------------------    ------------------
                                                 (3)                   6                   (18)
                                        ------------------   ------------------    ------------------

Foreign  - current..................              -                    -                     -
                                        ------------------   ------------------    ------------------
                                             $  (19)                  93                  (106)
                                        ==================   ==================    ==================

     The income tax expense (benefit) was allocated as follows (in thousands):

                                           For the Year         For the Year          For the Year
                                              Ended                Ended                 Ended
                                           December 31,         December 31,          December 31,
                                               2006                 2005                  2004
                                        ------------------   ------------------    ------------------

Continuing operations...............         $  (19)                  93                  (106)
Discontinued operations.............              -                  569                   849
                                        ------------------   ------------------    ------------------
                                             $  (19)                 662                   743
                                        ==================   ==================    ==================

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(7)      Income Taxes (Continued)
---      ------------------------

     The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate associated with continuing operations is (in thousands):

                                           For the Year          For the Year         For the Year
                                              Ended                 Ended                Ended
                                           December 31,          December 31,         December 31,
                                               2006                  2005                 2004
                                        ------------------    -----------------    ------------------
Computed tax expense (benefit)
   at statutory rate of 34%.........         $  153                  102                  (92)
Increase (reduction) in taxes
   resulting from:
     State income taxes, net of
       federal benefit..............             (2)                   4                  (12)
     Tax-exempt interest............           (151)                 (86)                  (2)
     Miscellaneous items............            (19)                  73                    -
                                        ------------------    -----------------    ------------------
                                             $  (19)                  93                 (106)
                                        ==================    =================    ==================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities associated with continuing operations at December 31, 2006 and 2005 are presented below (in thousands):

                                                               December 31,         December 31,
                                                                   2006                 2005
                                                            -----------------    -----------------
Deferred tax assets:
   Net operating and built-in loss carryforward.....              $  89                  190
   Inventories......................................                 99                  148
   Accrued restructuring costs......................                 22                   24
   Accrued warranty costs...........................                 74                   73
   Accruals for other expenses, not yet deductible
     for tax purposes...............................                158                  265
                                                            -----------------    -----------------
       Total gross deferred tax assets..............                442                  700
                                                            -----------------    -----------------

Deferred tax liabilities:
   Plant and equipment, principally due to
      differences in depreciation...................                (24)                 (29)
   Prepaid expenses.................................                (34)                (115)
                                                            -----------------    -----------------
       Total gross deferred tax liabilities.........                (58)                (144)
                                                            -----------------    -----------------
       Net deferred tax assets......................              $ 384                  556
                                                            =================    =================

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2006.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(8)      Contingencies
---      -------------

     From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.


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

     In accordance with SFAS 13 and SFAS 28, the leaseback does not meet the criteria for classification as a capital lease; hence, it is classified as an operating lease. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The seller-lessee (Company) retained more than a minor part (25,000 square feet) but less than substantially all of the use of the property (173,000 square feet) through the leaseback and realized a profit on the sale in excess of the present value of the minimum lease payments over the lease term. The present value of the stream of lease payments utilizing the Company's incremental borrowing rate of 10.0% was $826,000. The $826,000 of deferred profit is amortized in equal amounts as a reduction in rent expense over the five-year term of the lease. During the years ended December 31, 2006, 2005, and 2004, $165,000, $165,000, and $165,000,
respectively, of the deferred gain was recognized.

     Total rental expense in the years ended December 31, 2006, 2005, and 2004 approximated $259,000, $231,000, and $222,000, respectively.

     Future minimum rental commitments at December 31, 2005 are as follows (in thousands):

                                                   Operating Leases
                                                -----------------------
              2007.....................                 $ 231
              2008.....................                    34
              2009.....................                     -
              2010.....................                     -
              2011.....................                     -
                                                      ----------
                Total .................                 $ 265
                                                      ==========

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(9)      Commitments and Related Party Transactions (Continued)
---      ------------------------------------------

the Company and The QTX Group dated September 1, 2005. In consideration for their services, The QTX Group received $7,500 per month and reimbursement for all reasonable and necessary out-of-pocket expenses directly incurred by Mr. Hoffner during the term of his engagement with the Company. The parties terminated the consulting agreement with The QTX Group on January 1, 2006, the time Mr. Hoffner's appointment as President and Chief Executive Officer of the Company became effective. Consulting expenses associated with The QTX Group in the years ended December 31, 2005 and 2004 approximated $44,000 and $10,000, respectively. Mr. Hoffner resigned from his positions as President and CEO and as a director of the Company effective March 1, 2007.

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


(10)     Cash Flow Information
----     ---------------------

     Supplemental disclosures of cash flow information for the years ended December 31, 2006, 2005, and 2004 are as follows (in thousands):

                                                    For the Year          For the Year       For the Year
                                                       Ended                 Ended              Ended
                                                    December 31,          December 31,       December 31,
                                                        2006                  2005               2004
                                                  -----------------    -----------------   ----------------
Supplemental disclosures of cash
   flow information:
     Cash paid (received) during
       the period for:
       Interest...............................          $    1                    1                 4
                                                  =================    =================   ================

       Income taxes...........................          $ (738)               2,718               512
                                                  =================    =================   ================

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(11)     Quarterly Financial Information (Unaudited)
----     -------------------------------

       Selected Quarterly Financial Data
       ---------------------------------
       (In thousands, except per share amounts)

For the Year Ended                                   First          Second          Third           Fourth
December 31, 2006                                   Quarter         Quarter        Quarter         Quarter
------------------------------------------       -------------  --------------  -------------   -------------
Net sales.................................          $ 4,220          4,823           5,209           3,536
Gross profit on sales.....................          $ 1,287          1,508           1,401           1,100
Income (loss) from continuing
operations................................          $     1            171             239              57
Income (loss) from discontinued
operations, net of income taxes...........                -              -               -               -
                                                  -------------  --------------  -------------   -------------
Net income................................          $     1            171             239              57
                                                  =============  ==============  =============   =============

Basic earnings (loss) per share:
Income (loss) from continuing
operations................................          $     -            .05             .07             .02
Income (loss) from discontinued
operations................................                -              -               -               -
                                                  -------------  --------------  ------------- - -------------
Net income................................          $     -            .05             .07             .02
                                                  =============  ==============  =============   =============

Diluted earnings (loss) per share:
Income (loss) from continuing
operations................................          $     -            .05             .07             .02
Income (loss) from discontinued
operations................................                -              -               -               -
                                                  -------------  --------------  -------------   -------------
Net income................................          $     -            .05             .07             .02
                                                  =============  ==============  =============   =============

For the Year Ended                                    First          Second         Third            Fourth
December 31, 2005                                    Quarter        Quarter        Quarter          Quarter
------------------------------------------       -------------  --------------  -------------   -------------
Net sales.................................          $ 3,866          3,729           4,101           4,980
Gross profit on sales.....................          $ 1,092            890           1,127           1,427
Income (loss) from continuing
operations................................          $    64           (110)             61             193
Income (loss) from discontinued
operations, net of income taxes...........              130            819              80             (39)
                                                  -------------  --------------  -------------   -------------
Net income................................          $   194            709             141             154
                                                  =============  ==============  =============   =============

Basic earnings (loss) per share:
Income (loss) from continuing
operations................................          $   .02           (.03)            .01             .05
Income (loss) from discontinued
operations................................              .03            .20             .02            (.01)
                                                  -------------  --------------  -------------   -------------
Net income................................          $   .05            .17             .03             .04
                                                  =============  ==============  =============   =============

Diluted earnings (loss) per share:
Income (loss) from continuing
operations................................          $   .02           (.03)            .01             .05
Income (loss) from discontinued
operations................................              .03            .20             .02            (.01)
                                                  -------------  --------------  -------------   -------------
Net income................................          $   .05            .17             .03             .04
                                                  =============  ==============  =============   =============

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(11)     Quarterly Financial Information (Unaudited) (Continued)
----     -------------------------------------------------------

     See Discontinued Operations - Sale of Ermanco in Note 2 of the Notes to Consolidated Financial Statements for further information regarding the sale of substantially all of the assets and liabilities of Ermanco in the third quarter of 2005.


(12)     Stock Repurchase Program
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

     During the year ended December 31, 2006, the Company repurchased 679,219 shares of common stock at a weighted average cost, including brokerage commissions, of $7.57 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2006 were $5,142,898. Through December 31, 2006, the Company repurchased 1,538,019 shares of common stock at a weighted average cost, including brokerage commissions, of $8.81 per share. Cash expenditures for the stock repurchases since the inception of the program were $13,549,411. As of December 31, 2006, $450,589 remained available for repurchases under the stock repurchase program.

     Subsequent to December 31, 2006, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $14,000,000 of the Company's common stock to up to $15,000,000.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(12)     Stock Repurchase Program (Continued)
----     ------------------------

     Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regard to the stock repurchase program. The purchase price for the shares of the Company's common stock repurchased was reflected as a reduction to stockholders' equity. The Company allocates the purchase price of the repurchased shares as a reduction to common stock for the par value of the shares repurchased, with the excess of the purchase price over par value being allocated between additional paid-in capital and retained earnings. All shares of common stock that were repurchased by the Company since the inception of the program were subsequently retired.


(13)     Subsequent Events
----     -----------------

     On January 7, 2007, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $14,000,000 of the Company's common stock to up to $15,000,000.

     Robert J. Blyskal and Samuel L. Torrence were elected to the Board of Directors of the Company effective February 1, 2007.

     Mr. Hoffner resigned from his positions as President and CEO and as a director of the Company effective March 1, 2007.

     Leonard S. Yurkovic returned to the Company as Acting CEO on March 1, 2007.


                            ------------------------


Item 9.       Changes in and Disagreements with Accountants on Accounting and
-------       ---------------------------------------------------------------
              Financial Disclosure
              --------------------

     None.


Item 9A.      Controls and Procedures
--------      -----------------------

     (a)   Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2006. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms.

--------      -----------------------------------

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


Item 9B.      Other Information
--------      -----------------

     Not applicable.

                                    PART III
                                    --------


Item 10.      Directors and Executive Officers of the Registrant
--------      --------------------------------------------------

     Information concerning the Company's directors is as follows:

              Name, Other Positions or Offices With The Company                     Director
                 and Principal Occupation for Past Five Years                        Since      Age
--------------------------------------------------------------------------------    --------   -----
Robert J. Blyskal...............................................................     2007        52

Mr. Blyskal is a private investor who from 2004 through his retirement in 2005 served as President and Chief Operating Officer of GSI Commerce, Inc., an e-commerce solutions provider that enables various organizations to operate e-commerce businesses. From 2003 to 2004, Mr. Blyskal was a consultant to NeighborCare Pharmacies Inc., a provider of pharmacy services, infusion, medical supplies and equipment, and oxygen and respiratory medications to the long-term care marketplace. From 1993 to 2003, Mr. Blyskal held several executive-level positions, including Executive Vice President of Operations and Technology, Senior Vice President of Pharmacy Operations, and
   Vice President and General Manager, at Medco Health Solutions, Inc., a pharmacy benefits manager with mail order pharmacy operations.

L. Jack Bradt...................................................................     1958        78

L. Jack Bradt was the founder in 1958, and for 30 years until his retirement in 1987, President and CEO of SI Handling Systems, Inc., renamed Paragon
   Technologies, Inc. in 2000. Mr. Bradt has continued as a director of the Company since its inception. He is active as a director in a number of local, state, and national organizations involved in business, education, human services, and government.

Theodore W. Myers...............................................................     2002        63

Theodore W. Myers is the Chairman of the Board of the Company, a position he has held since June 2002. Mr. Myers retired from Tucker Anthony Sutro, an investment banking firm, where he was First Vice President and Branch Manager of the Phillipsburg, New Jersey satellite office, where he served from 1991 to 2000.

Anthony W. Schweiger............................................................    2001         65

Anthony W. Schweiger is President and CEO of The Tomorrow Group, LLC, a governance and management consultancy. He is also Chairman and Managing
   Principal of  e-brilliance,  LLC, a software and IT education  consultancy.
   Mr. Schweiger's business experience includes governance oversight, capital market management, risk management, technology, and strategic planning.

   Since 1992, he has been a director and Governance Chair of Radian Group Inc., a NYSE traded global provider of credit enhancement products. He also serves on Radian's Compensation and Investment & Finance Committees. Between 2004 and 2005, Mr. Schweiger was a director and Audit Chair and Governance Chair of United Financial Mortgage Corp. In his capacity as a consultant, Mr.
   Schweiger advises various service and technology businesses on governance, operational, and strategic issues.





Item 10.      Directors and Executive Officers of the Registrant (Continued)
--------      --------------------------------------------------


              Name, Other Positions or Offices With The Company                     Director
                 and Principal Occupation for Past Five Years                        Since      Age
--------------------------------------------------------------------------------    --------   -----

Samuel L. Torrence..............................................................     2007        56

Samuel L.  Torrence  currently  serves as the  President  and Chief  Operating
   Officer of Just Born, Inc., a privately owned confectionery manufacturer of hard candy, jellybeans, marshmallows, and other candy products, a position he has held since 2005. Mr. Torrence joined Just Born in 2002 as Executive Vice
   President. From 1993 to 2001, Mr. Torrence held several executive-level positions, including Executive Vice President of Human Resources and
   Administration, Executive Vice President of Administration & Parts
   Operations, Senior Vice President of Total Quality Management, and Vice
   President of Human Resources and Total Quality Management, at Mack Trucks,
   Inc., a manufacturer of heavy- and medium-duty trucks for use in a variety of industries.

Leonard S. Yurkovic.............................................................     2002        69

Leonard S.  Yurkovic  returned  to the Company as Acting CEO on March 1, 2007.
   Mr. Yurkovic started with the Company in 1979 as Vice President - Finance.
   Throughout the 1980s, Mr. Yurkovic was appointed to several executive-level positions at the Company, having been named President and Chief Operating
   Officer in 1985, Managing Director of European Operations in 1987, and then
   President and Chief Executive Officer in 1988. Mr. Yurkovic initially retired from the Company as CEO and a member of the Board of Directors in 1999. Mr.
   Yurkovic returned to the Company as President and CEO in October 2003 and retired from the Company as President and CEO on December 31, 2005.

     The aforementioned directors of the Company hold their positions as directors until the next Annual Meeting of Stockholders.

                            ------------------------

     The names, ages, and offices with the Company of its executive officers are as follows:

       Name                  Age                          Office
       ----                  ---                          ------
Leonard S. Yurkovic           69       Acting Chief Executive Officer, effective March 1,
                                         2007, Director

Joel L. Hoffner               62       President and Chief Executive Officer, Director
                                         until his resignation on March 1, 2007

William J. Casey              63       Executive Vice President of the Company and
                                         President and Chief Operating Officer of SI Systems

John F. Lehr                  46       Vice President of the Company and Managing
                                         Director of Order Fulfillment

Ronald J. Semanick            45       Vice President - Finance, Chief Financial Officer,
                                         Treasurer, and Secretary

Item 10.      Directors and Executive Officers of the Registrant (Continued)
--------      --------------------------------------------------


     Information regarding Mr. Yurkovic is provided above.

     Mr. Hoffner became President and CEO of the Company on January 1, 2006, and a director of the Company on September 20, 2005. Mr. Hoffner previously served as Vice President of Product Management (June 1992 - June 1995), Vice President of Engineering (May 1987 - January 1988), and Director of Engineering (July 1985
- May 1987) at SI Handling Systems, Inc., renamed Paragon Technologies, Inc. in 2000. In 1993, Mr. Hoffner also served as CEO and founder of SI/BAKER, INC., a joint venture between the Company and Automated Prescription Systems, Inc. that provided order fulfillment systems to the mail order pharmacy market. In 1995, Mr. Hoffner became the President of E&E Corporation, and through December 31, 2005 he was the Managing Director of The QTX Group. Both companies provided consultative due diligence and enterprise evaluation services to investment banking institutions worldwide, to process and manufacturing industries, and to warehousing and distribution operations. Mr. Hoffner had been a consultant to SI Handling Systems, Inc. and Paragon Technologies for various marketing and business evaluation assignments from 1995 through 2005. Mr. Hoffner resigned from his positions as President and CEO and as a director of the Company effective March 1, 2007.

     Mr. Casey whose career with the Company spans 39 years, rejoined the Company on December 29, 2003 as Vice President of SI Systems Production & Assembly after a two and a half year absence. Mr. Casey was appointed Executive Vice President of the Company and President of SI Systems Production & Assembly on October 14, 2005. Mr. Casey was appointed President and Chief Operating Officer of SI Systems effective March 1, 2007. From July 2001 to December 2003 Mr. Casey held an executive position with The Casey Group, an information technology firm specializing in providing Enterprise Services in IT management, integration, and outsourcing. Previously (1965-2001), Mr. Casey held a variety of senior management positions at Paragon Technologies including Executive Vice President, Vice President Sales and Marketing, and Director of Sales. Mr. Casey is a well known leader in the material handling industry. A member of the Conveyor Equipment Manufacturers Association (CEMA) for over 25 years, acting as Board President in 2002-2003, Mr. Casey has served on its Board of Directors since 1997 and chaired numerous committees. Mr. Casey received a Bachelor's Degree in Business and Commerce from Rider University.

     Mr. Lehr joined the Company as the Director of Sales and Marketing of SI Systems Order Fulfillment on April 18, 2005. Mr. Lehr was appointed Vice President of the Company and Managing Director of Order Fulfillment on October 14, 2005. With over 23 years of experience in the material handling systems integration industry, Mr. Lehr has specific expertise in the design, sale and implementation of highly automated distribution centers. Mr. Lehr has managed facilities projects in North America, South America, and Europe across a wide range of wholesale and retail distribution markets. From 2000 through 2004, Mr. Lehr focused on the development of industry specific analytical processes and tools that assisted clients in the resolution of complex distribution problems. These processes have contributed to the success of over $100 million dollars of automated systems projects. From 2003 to 2005 Mr. Lehr was President of Genesys Systems. Mr. Lehr served as Managing Partner of Novare-Solutions from 2000 to 2003 and from 1999 to 2000 he held various positions at W&H Systems, a systems integrator, ranging from Project Manager to Vice President. Mr. Lehr received a Bachelor's Degree in Industrial Design from the University of Bridgeport.

Item 10.      Directors and Executive Officers of the Registrant (Continued)
--------      --------------------------------------------------


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


           SECTION 16(a) -- BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based on our records and other information, we believe that in 2006 all of our directors and executive officers met all applicable Section 16(a) filing requirements.

                            ------------------------

Audit Committee
---------------
     The Audit Committee consists of four directors, Messrs. Blyskal, Bradt, Myers, and Schweiger, all of whom are considered "independent" within the meaning of the rules of the Securities and Exchange Commission and the American Stock Exchange. The Board of Directors has further determined that all of the Audit Committee members are "financially literate," and that based on Mr. Schweiger's education, his previous experience as a chief financial officer and chief executive officer, his participation on other audit committees, and his professional experience, Mr. Schweiger is an "audit committee financial expert" within the meaning of the rules of the Securities and Exchange Commission and, therefore, Mr. Schweiger qualifies as a financially sophisticated audit committee member within the meaning of the rules of the American Stock Exchange. No member of the Audit Committee simultaneously serves on the audit committees of more than three public companies.

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

                            ------------------------

Item 11.      Executive Compensation
--------      ----------------------


                             EXECUTIVE COMPENSATION
                      Compensation Discussion and Analysis

1.   Executive Compensation Program Philosophies and Objectives
     ----------------------------------------------------------

     Paragon's executive compensation program is based on the following philosophies and objectives:

     o The Compensation Committee (for purposes of this Executive Compensation section, the "Committee") of the Board of Directors is responsible for establishing the Company's executive compensation program, subject to final approval by the Company's Board of Directors;

     o The executive compensation program should enable Paragon to attract, retain, and motivate individuals with the skills and talent necessary to provide a meaningful contribution to Paragon while reinforcing Paragon's culture and desired behaviors;

     o The executive compensation program should remain competitive with industry and similar sized company compensation programs. To that end, the program should provide "median rewards for median performance" and "superior rewards for superior performance" when measured against appropriate Company targets and comparative groups;

     o Accountability for performance is essential in aligning an executive's interest with those of Paragon's stockholders. Therefore, an executive's compensation package should be largely based on the Company's achievement of specified financial and stockholder return objectives as well as the executive's achievement of specified individual objectives;

     o The executive compensation program should take into account internal equity among the executive officer group;

     o Executive compensation should be delivered in a mixture of base salary, cash incentive, equity, and health and welfare programs that are effective in retaining high performing executive officers while motivating them to achieve current year business objectives as well as to deliver long-term goals. Equity ownership is viewed as a critical component to assure that the executives' Company financial interests are closely aligned with those of the Company stockholders; and

     o The executive compensation program should promote collaboration and teamwork across the Company.

     The Committee selects compensation elements for its executive compensation program with these philosophies and objectives in mind. The executive compensation program reflects that the Company operates with a small team of executives. The executives are given significant and extensive responsibilities that encompass both the Company's strategic plan and direct day-to-day activities in sales, finance, customer communications, product development, marketing, manufacturing, and other similar activities. Additionally, the Committee regularly reviews overall Company performance and individual executive contributions, performance, leadership traits, and representation of the Company.

     Although the Committee believes that employment contracts do not ensure or guarantee that executives' efforts, attention, and commitment are aligned with maximizing the success of the Company and stockholder value, it is recognized that under certain circumstances these contracts are necessary. Currently, there are no employment contracts with any of the executives. The Committee continues to be diligent in considering when employment contracts are necessary and in the best interest of the Company and the Company's stockholders.

--------      ----------------------


     Although the Committee believes that employment contracts do not ensure or guarantee that executives' efforts, attention, and commitment are aligned with maximizing the success of the Company and stockholder value, it is recognized that under certain circumstances these contracts are necessary. Currently, there are no employment contracts with any of the executives. The Committee continues to be diligent in considering when employment contracts are necessary and in the best interest of the Company and the Company's stockholders.


2.   Executive Compensation Program Process and Oversight
     ----------------------------------------------------

     The Committee provides advice, direction, and oversight responsibility for the compensation and human resources programs, processes, and functions of Paragon, including establishing a mandatory retirement age for executives and directors. The Committee has the sole authority at the Company's expense, to engage and terminate consulting firms and legal counsel, as the Committee deems advisable, to advise the Committee with respect to executive compensation and human resource matters, including the sole authority to approve the consultant's fees and other engagement terms.

     Paragon's Board of Directors has delegated to the Committee the following responsibilities and authority:

     o The Committee is responsible for developing and endorsing the executive compensation program philosophies and objectives discussed above;

     o   With respect to Paragon's Chief Executive Officer ("CEO"), the
         Committee:

         - Reviews and approves corporate goals and objectives relevant to the compensation of the CEO, annually evaluates the CEO's performance in light of these goals and objectives, and communicates the results to the CEO and the full Board;

         - Recommends (for approval by the independent directors) the CEO's compensation levels (including base salary, cash incentive and equity compensation, and other direct and indirect benefits) based on its evaluation of the CEO; and

         - Considers, among other items, Paragon's performance and relative stockholder return and the value of total compensation to CEO's at comparable companies.

     o The Committee approves compensation for all executives below the level of CEO, including, if applicable, new and amended employment and severance agreements for these executives;

     o The Committee assists the Board of Directors in establishing and periodically updating appropriate base salary, cash incentive, and equity compensation plans;

     o The Committee administers these plans in order to attract, retain, and motivate skilled and talented executives and to align such plans with Paragon's financial performance, business strategies, and growth in stockholder value;

     o The Committee provides necessary determinations in connection with executive compensation to qualify for tax deductions in excess of limitations under applicable regulations, including section 162(m) of the Internal Revenue Code as applicable; and

--------      ----------------------


     o The Committee guides the Board of Directors regarding all elements of appropriate director compensation and human resource matters, including establishing appropriate retirement policies.

     The Committee recognizes the importance of maintaining sound principles for the development and administration of executive compensation and benefit programs and has taken steps that significantly enhance the Committee's ability to effectively carry out its responsibilities and ensure that Paragon's compensation and benefit programs further the philosophies and objectives set forth above. Among other things, the Committee has taken the following actions:

     (1) retained Aon Consulting ("Aon"), independent compensation consultant, in 2005 to advise the Committee on executive compensation and reward issues; and

     (2) implemented a more robust executive performance management process, including annual management-based objectives ("MBOs"), which are reviewed and approved by the Committee, to strengthen the link between executive pay and performance.

     Management's participation in the compensation process is critical in creating an equitably tailored program that is both effective in motivating the executive team and in ensuring that the process appropriately reflects Paragon's culture and current strategies. Each year, Paragon's executives are required to develop a new set of MBOs for themselves and their respective areas of responsibility, consisting of both qualitative and quantitative goals. They are also required to review them with Paragon's CEO. These MBOs must be approved by the CEO and serve as a basis for measuring the amount of cash and equity incentive awards to which each executive is entitled. The process and timing for setting these objectives and assessing performance against these objectives are discussed in detail below.

     The Committee uses the following resources, processes, and procedures to help it effectively perform its responsibilities:

     o Executive sessions, without management present, to discuss various compensation matters, including the compensation of the CEO;

     o Executive sessions with the CEO present to discuss recommendations of the CEO pertaining to executive compensation;

     o An independent executive compensation consultant who advises the Committee from time to time on compensation matters; and

     o A periodic review of all executive compensation and benefit programs for competitiveness, reasonableness, and cost-effectiveness.

     The Committee believes that the total compensation provided to the Company's executives is reasonable and meets the philosophies and objectives of the compensation program for the Company's executives.

Compensation Surveys and Benchmarking
     From time to time, the Committee periodically reviews surveys and benchmarking data consisting of total compensation and each of its three elements: base salary, cash incentive, and equity compensation. In determining 2006 executive compensation, the Committee targeted executive compensation for executives, at the lower end of the competitive range of survey data of companies from nationally recognized executive compensation surveys.

--------      ----------------------


Principal Components of Executive Compensation
     In the past, executives have been primarily compensated by a combination of base salary and discretionary incentives. The Company is deliberately moving to a managed program more consistent with the stated compensation philosophies and objectives. In the future, executives' total compensation will be more heavily weighted towards performance-based, variable compensation, with annual base salary ranging from 50% to 75% of a Named Executive's total compensation package. Equity compensation grants, currently consisting of stock options and nonvested stock, are awarded as part of a long-term incentive plan, which aligns the equity compensation component with the returns delivered to stockholders over time.

     Although the Committee has not established specific ratios for each of the principal compensation components, it strives to maintain a reasonable and competitive balance between cash and equity compensation components. For compensation setting purposes, each executive is considered individually; however, the same considerations apply to all executives. In setting base salary, the primary factors are the scope of the executive's duties and responsibilities, the executive's performance of those duties and responsibilities, and a general evaluation of the competitive market conditions for similar executives with each of the Company's respective executive's experience.

     The Company also compensates its executives with other customary benefits such as medical coverage, group life insurance, travel accident insurance, disability coverage, and a defined contribution retirement savings plan. The Company does not provide significant perquisites or post-retirement benefits to its executives, such as a defined benefit pension plan.

Base Salary
     The Committee provides base salaries to executive officers to attract and retain talent, provide competitive compensation for the performance of the executives' basic job duties and responsibilities, and recognize individual contributions to the Company's financial performance. The Committee generally targets base salary levels to be at the lower end of the competitive range and, therefore, base salaries are not intended to exceed the median of market data provided by the Company's compensation consultant. Base salaries may be adjusted at the discretion of the Board of Directors based on the recommendation of the Committee. Based on recommendations of the CEO and the Committee's review of the applicable compensation survey data, as discussed above, base salaries of all executive officers for 2006 were set at levels at the lower end of the competitive range. The Committee typically recommends and the Board of Directors sets base salaries at these levels due to differences in revenue size among the companies included in the published survey sources. The Committee believes that the base salaries paid to the Company's executive officers are reasonable and are the primary component of the Company's compensation program.

     On January 1, 2006, Mr. Hoffner was hired as the Company's President and CEO at a salary of $200,000 per annum and subsequently reduced to $155,000. The salary paid to Mr. Hoffner was arrived at through negotiations with Mr. Hoffner and was subsequently adjusted to be equal to the salary paid to each of Messrs. Casey and Lehr, two of the Company's principal executives. On March 1, 2007, Mr. Hoffner resigned from his positions as President and CEO and as a director of the Company. Mr. Yurkovic returned to the Company as Acting CEO on March 1, 2007 at a base salary of $10,500 per month and is not eligible for director compensation while in this position. The salary paid to Mr. Yurkovic was arrived at through negotiations with Mr. Yurkovic.

--------      ----------------------


     Changes, if any, to base salaries for all employees generally will take effect on March 1; however, base salaries of executives are also reviewed at the time of a promotion or other change in responsibilities. In connection with his change in responsibilities and promotion to Vice President of the Company, effective November 14, 2005, Mr. Lehr received an increase of $5,000 in base salary, bringing his base salary to $155,000. In connection with his change in responsibilities and promotion to Executive Vice President of the Company, effective November 14, 2005, Mr. Casey received an increase of $15,000 in base salary, bringing his base salary to $155,000. Also, effective March 1, 2007, in connection with his change in responsibilities and promotion to President and Chief Operating Officer ("COO") of SI Systems, Mr. Casey received an increase of $20,000 in base salary, bringing his base salary to $175,000. During 2006, Mr. Semanick received no increase in base salary and his salary remains at $124,373, the per annum rate of pay that was set on March 1, 2005.

Bonus Awards
     While the Company implements a more managed program for executive compensation, it has utilized discretionary cash bonus awards to recognize the contributions of selected executives based on the Board of Directors' judgment of the executive's overall performance. When appropriate, the Committee recommends the recipients and amounts of these discretionary cash bonus awards each year for approval by the Board of Directors. Discretionary cash bonuses may vary among executives, with no one executive guaranteed a minimum cash bonus amount. On December 19, 2006, discretionary cash bonus awards were recommended by the Committee and, subsequently approved by the Board of Directors, for Messrs. Casey and Semanick in the amounts of $10,000 and $5,000, respectively, for their overall personal performance and contributions to the business during 2006. This cash bonus was relevant to the particular executive's job responsibilities and duties, including but not limited to leadership, long-term performance, mentoring skills, and other intangible qualities that contribute to corporate and individual success.

Equity Awards
     The Committee believes that equity awards are an important component of the Company's compensation program because they have the effect of retaining executives and aligning executives' financial interests with the interests of stockholders. The Company's current policy is to grant equity awards to executives and directors and, if applicable, other key employees. The Board of Directors does not look specifically at stock ownership or equity awards granted in prior years in setting equity awards for the current year.

     During 2006, the two types of equity awards granted to executives were stock options and nonvested stock. These types of equity awards were selected to provide a program that focuses on aspects of performance such as stock price appreciation, total return to stockholders, and financial performance. The total number of stock options and nonvested shares granted to each executive were delivered equally by each type. However, the grant date fair value of the awards granted to each executive was weighted differently for the two types, with approximately 20% of the grant date fair value of the total equity awards in medium-term compensation such as stock options which vest in four equal annual installments beginning on the first anniversary of the date of grant, and approximately 80% of the grant date fair value of the total equity awards in longer-term compensation such as nonvested stock which vest on the four-year anniversary of the date of grant. During 2006, equity awards were granted to executives based on position rate whereby the President and CEO received 40% of the equity awards and each of the other three executives received 20% of the equity awards. The Committee and the Board of Directors has discretionary authority to adjust the relative type and mix of equity awards.

--------      ----------------------


Stock Options
     Stock options provide the Company's executives with the opportunity to purchase and maintain an equity interest in the Company and to share in the appreciation of the value of the Company's common stock. All stock options granted to executives in 2006 were granted from the Company's 1997 Equity Compensation Plan. Some of the features of the stock options granted during 2006 include:

     o   The term of each grant does not exceed seven years;

     o Options vest in four equal annual installments beginning on the first anniversary of the date of grant; and

     o The exercise price is equal to the closing market price on the date of grant.

     The Company uses stock options as a long-term incentive because stock options focus the executive team on increasing longer-term value for stockholders. For additional information concerning the timing of grants of stock options, please see "The Company's Practices with Respect to the Granting of Equity Awards" below. On March 8, 2006, stock options were awarded to each of the executives named in the Summary Compensation Table: Mr. Hoffner (5,000 stock options), Mr. Semanick (2,500 stock options), Mr. Casey (2,500 stock options), and Mr. Lehr (2,500 stock options). No directors or other employees of the Company received any stock option grants during 2006.

Stock Awards
     Nonvested stock awards provide the Company's executives with the opportunity to maintain an equity interest in the Company and to share in the appreciation of the value of the Company's common stock. All nonvested shares granted to executives in 2006 were granted from the Company's 1997 Equity Compensation Plan. Nonvested stock awards are "time-based" and vest on the four-year anniversary of the date of grant. In order for the nonvested stock to vest and, thus be earned, the executive must remain employed by the Company at the time of vesting.

     The Company uses nonvested stock as a long-term incentive because stock ownership focuses the executive team on increasing longer-term value for stockholders. For additional information concerning the timing of grants of nonvested stock, please see "The Company's Practices with Respect to the Granting of Equity Awards" below. On March 8, 2006, nonvested stock was awarded to each of the executives named in the Summary Compensation Table: Mr. Hoffner (5,000 shares), Mr. Semanick (2,500 shares), Mr. Casey (2,500 shares), and Mr. Lehr (2,500 shares). No directors or other employees of the Company received any nonvested stock grants during 2006.

Other Compensation
     In addition to the compensation described above, executives named in the Summary Compensation Table receive certain other benefits. Such benefits include a monthly auto allowance for executives of $800 for the business usage of personal automobiles and Company contributions under the Company's 401(k) retirement savings plan. Participation in the Company's 401(k) retirement savings plan and Company contributions and benefits related to the plan are made available to all of the Company's employees. The costs to the Company associated with providing these benefits for executives named in the Summary Compensation Table are reflected in the "All Other Compensation" column of the Summary Compensation Table.

--------      ----------------------


     The Company also provides other benefits, such as medical coverage, group life insurance, travel accident insurance, and disability coverage, to each executive named in the Summary Compensation Table, which are also provided to all of the Company's employees. The value of these benefits is not required to be included in the Summary Compensation Table because such benefits are made available to all employees. The Company also provides vacation and other paid holidays to all employees, including the executives named in the Summary Compensation Table, which are comparable to those provided by other companies.

Severance
     The Company has an Executive Officer Severance Policy (the "Severance Policy") for an executive without an employment agreement, which applies in the event that an executive is terminated by the Company for reasons other than "cause," as such term is defined in the Severance Policy. The Severance Policy was established to provide a competitive benefit in order to motivate qualified individuals to accept executive positions with the Company. Under the Severance Policy, the CEO will receive 52 week's regular straight-time pay while the other executives will receive one week's regular straight-time pay based on their years of service with the Company in accordance with the following schedule:

--------------------------------------------------------------------------- -------------------
                                                                               Severance Pay
                             Years of Service                                     (Weeks)
--------------------------------------------------------------------------- -------------------
  1 year of service or less                                                      13 Weeks
  Greater than 1 year of service, but less than 7 years of service               26 Weeks
  Greater than 7 years of service, but less than 14 years of service             39 Weeks
  Greater than 14 years of service or CEO of the Company                         52 Weeks
--------------------------------------------------------------------------- -------------------

     During the aforementioned severance payout period, the Company will provide the executive continued medical coverage in accordance with the same terms offered during employment. The Company will also provide executive outplacement services for terminated executives. For additional information concerning the Severance Policy, see "Potential Payments upon Termination or Change in Control" below.

Change in Control
     The Company does not have change-in-control agreements with its executives named in the Summary Compensation Table. However, the provisions of the 1997 Equity Compensation Plan applicable to change in control apply to nonvested stock and stock option grants issued under the Company's 1997 Equity Compensation Plan. Upon a change in control, all nonvested shares subject to forfeiture immediately prior to the change in control will become non-forfeitable and the restrictions and conditions on all outstanding nonvested stock shall immediately lapse, and all outstanding stock options shall automatically accelerate and become fully exercisable. For additional information concerning change in control provisions applicable to nonvested stock and stock option grants issued under the Company's 1997 Equity Compensation Plan, see "Potential Payments upon Termination or Change in Control" below.

Financial Restatement
     The Company does not have a formal policy regarding the effects of a financial restatement on incentive compensation. The Company may, to the extent permitted by applicable law, seek recoupment of incentive compensation, if applicable, paid to any executive where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement, the executive is found to have engaged in fraud or misconduct that caused or partially caused the need for the restatement, and a lower payment would have been made to the executive based upon

--------      ----------------------------------


the restated financial results. In each such instance, the Company, to the extent practicable, may seek to recover the amount by which the individual executive's incentive compensation for the relevant period exceeded the payment that would have been made based on the restated financial results.

The Company's Practices with Respect to the Granting of Equity Awards
     Equity awards are granted by the Board of Directors and are based upon the recommendations of the Committee.

     o Timing of Grants. Regularly scheduled meetings of the Board of Directors generally occur in the month of the dissemination of the Company's earnings release for the immediately preceding fiscal quarter. Equity awards are typically granted at one of these regularly scheduled meetings and, as a rule, further grants are not made for the remainder of the year. On limited occasions, grants may occur at other regularly scheduled meetings of the Board of Directors during the year, primarily for approving a compensation package for a newly hired or promoted executive. The timing of such grants is driven solely by the activity related to the need for the hiring or promotion; not the price of the Company's common stock or the timing of any news release of Company information.

     o Option Exercise Price. The exercise price of a newly granted stock option is the closing price on the American Stock Exchange on the date of grant.

Stockholding Guidelines
     The Committee also believes that it is in the best interests of stockholders for the Company's directors and executives to own a minimum required amount of the Company's common stock, thereby aligning their interests with the interests of stockholders. Accordingly, on March 8, 2006, the Board of Directors implemented stock ownership guidelines applicable for all of the Company's directors and executives. The current stock ownership guidelines are as follows:

     o The CEO of the Company is required to own at least 15,000 shares of the Company's common stock and all other executives and directors of the Company are required to own at least 10,000 shares of the Company's common stock.

     o The common stock ownership requirement may be reached over a time period not exceeding the later of (1) five years from the March 8, 2006 policy inception date, or (2) five years from the date the director or executive begins his or her tenure as a director or executive with the Company.

     o Directors of the Company are required to make an investment in the Company's common stock prior to or at the time of their election or appointment to the Company's Board of Directors, as long as such purchases do not violate the Company's insider trading policy.

Securities Trading Policy
     Directors, executives, and employees of the Company may not engage in any transaction in which they may profit from short-term speculative swings in the value of the Company's securities. This prohibition includes "short sales" (selling borrowed securities which the seller hopes can be purchased at a lower price in the future) or "short sales against the box" (selling owned, but not delivered securities), and other hedging transactions designed to minimize an individual's risk inherent in owning the Company's common stock. In addition, the securities trading policy is designed to ensure compliance with all insider trading rules.

--------      ----------------------


Perquisites
     The Company does not provide significant perquisites to its executives, nor does it have an executive perquisite program. The Board of Directors and the Committee believe that providing significant perquisites to executives would not be consistent with the Company's overall compensation philosophies and objectives because awarding such perquisites do not necessary align an executive's interest with long-term stockholder value.

Tax Implications of Executive Compensation
     Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 in compensation per year on the amount that the Company may deduct with respect to each of its Named Executives. The limitation does not apply to compensation that qualifies as "performance-based compensation" or falls within other exceptions provided in the statute. Awards under the Company's 1997 Equity Compensation Plan may be made on terms that will qualify for exception from the deductibility limit. However, the Committee retains the discretion to approve elements of compensation for specific executives in the future that may not be fully deductible when the Committee deems the compensation appropriate in light of its philosophies and objectives. The Committee believes that all compensation paid to the executives in 2006 did not exceed the deductible limit and will be deductible for federal income tax purposes.


3.   Report of the Compensation Committee
     ------------------------------------

     The Committee has reviewed and discussed the Compensation Discussion and Analysis for the year ended December 31, 2006 required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis for the year ended December 31, 2006 be included in this Annual Report on Form 10-K.

                              The Members of the Compensation Committee:
                                  Anthony W. Schweiger, Chairman
                                  L. Jack Bradt
                                  Theodore W. Myers
                                  Samuel L. Torrence

--------      ----------------------


     Set forth below is certain information relating to compensation received by the Company's Principal Executive Officer or PEO (its CEO), Principal Financial Officer or PFO (its Chief Financial Officer), and other most highly compensated executives of the Company in 2006 (collectively, the "Named Executives"). No executive has an employment agreement with the Company.

                                          SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------
                                                           Stock      Option        All Other
        Name and                     Salary     Bonus      Awards     Awards      Compensation      Total
    Principal Positions     Year     ($) (1)     ($)      ($) (2)     ($) (3)        ($) (4)         ($)
------------------------------------------------------------------------------------------------------------
Principal Executive
-------------------
Officer
-------
Joel L. Hoffner             2006     155,000       -       10,427      2,709          13,800      181,936
  President and
  CEO (5)

Principal Financial
-------------------
Officer
-------
Ronald J. Semanick          2006     124,373     5,000      5,214      1,354          14,575      150,516
  Vice President -
  Finance, Chief
  Financial Officer,
  and Treasurer

William J. Casey            2006     155,000    10,000      5,214      1,354          15,800      187,368
  Executive Vice
  President (6)

John F. Lehr                2006     155,000       -        5,214      1,354           9,600      171,168
  Vice President
------------------------------------------------------------------------------------------------------------

(1) This column includes employee pre-tax contributions to the Company's 401(k) retirement savings plan.

(2) This column reflects the dollar amount recognized for financial accounting reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS No. 123(R) pursuant to the Company's 1997 Equity Compensation Plan and, therefore, includes amounts from awards granted in and, if applicable, prior to 2006. See the "Grants of Plan-Based Awards Table" for information on nonvested stock granted to the Company's Named Executives in 2006. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the Named Executive.

(3) This column reflects the dollar amount recognized for financial accounting reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS No. 123(R) pursuant to the Company's 1997 Equity Compensation Plan and, therefore, includes amounts from awards granted in and, if applicable, prior to 2006. See the "Grants of Plan-Based Awards Table" for information on stock options granted to the Company's Named Executives in 2006. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the Named Executives. The assumptions used in the calculation of these amounts are described in Note 5 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

-------- ----------------------


(4)  This column includes the following additional compensation:

---------------------------------------------------------------------------------------
                                                       Company           All Other
                                        Auto        Contributions      Compensation
                                      Allowance     to 401(k) Plan         Total
     Name                 Year         ($) (a)         ($) (b)              ($)
---------------------------------------------------------------------------------------
Joel L. Hoffner           2006          9,600           4,200             13,800
Ronald J. Semanick        2006          9,600           4,975             14,575
William J. Casey          2006          9,600           6,200             15,800
John F. Lehr              2006          9,600             -                9,600
---------------------------------------------------------------------------------------

     (a) This column includes monthly auto allowance of $800 for the business usage of personal automobiles.

     (b) This column includes the amounts expensed for financial reporting purposes for Company contributions to the Company's 401(k) retirement savings plan pertaining to basic, matching, and profit sharing contributions. For further information, please refer to the Company's "Employee Benefit Plans" in Note 6 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(5) Mr. Hoffner became President and CEO of the Company on January 1, 2006 and resigned from his positions as President and CEO and as a director of the Company effective March 1, 2007.

(6) Mr. Casey rejoined the Company on December 29, 2003 and became Executive Vice President of the Company on October 14, 2005. Mr. Casey was appointed President and COO of SI Systems effective March 1, 2007, at which time his base salary was increased to $175,000.

                           -------------------------

--------      ----------------------


                                  GRANTS OF PLAN-BASED AWARDS DURING THE YEAR ENDED
                                                 DECEMBER 31, 2006
----------------------------------------------------------------------------------------------------------------------
                                                 All Other    All Other      Exercise
                                                   Stock       Option           or                     Grant Date
                                                  Awards:      Awards:         Base                    Fair Value
                                                 Number of    Number of       Price          Closing        of
                                                 Shares of   Securities         of          Price on     Stock and
                                                  Stock or   Underlying       Option         Grant       Option
                           Grant      Approval     Units       Options        Awards          Date        Awards
     Name                  Date         Date      (#) (1)      (#) (2)      ($/Sh) (3)     ($/Sh) (4)    ($) (5)
----------------------------------------------------------------------------------------------------------------------
Joel L. Hoffner           3/8/2006    3/8/2006      5,000          -             -            10.01       50,050
                          3/8/2006    3/8/2006        -          5,000         10.01          10.01       13,000

Ronald J. Semanick        3/8/2006    3/8/2006      2,500          -             -            10.01       25,025
                          3/8/2006    3/8/2006        -          2,500         10.01          10.01        6,500

William J. Casey          3/8/2006    3/8/2006      2,500          -             -            10.01       25,025
                          3/8/2006    3/8/2006        -          2,500         10.01          10.01        6,500

John F. Lehr              3/8/2006    3/8/2006      2,500          -             -            10.01       25,025
                          3/8/2006    3/8/2006        -          2,500         10.01          10.01        6,500
----------------------------------------------------------------------------------------------------------------------

(1) This column shows the number of nonvested shares granted to the Named Executives in 2006 under the Company's 1997 Equity Compensation Plan. The nonvested stock grants vest on March 8, 2010, the four-year anniversary of the date of grant.

(2) This column shows the number of options granted to the Named Executives in 2006 under the Company's 1997 Equity Compensation Plan. The options have a term of seven years and vest in four equal annual installments beginning on the first anniversary of the date of grant. Thus, at the end of four years the options are fully exercisable.

(3) This column shows the exercise price for the stock options granted on March 8, 2006, which was the closing price of the Company's common stock on that day.

(4) This column shows the closing market price of the Company's common stock on March 8, 2006.

(5) This column shows the full grant date fair value of nonvested shares and options under SFAS No. 123R granted to the Named Executives in 2006. Generally, the full grant date fair value is the amount that the Company would expense in its financial statements over the award's vesting schedule. For nonvested shares, fair value is calculated using the closing price of the Company's common stock on the grant date of $10.01. For stock options, fair value is calculated using the Black Scholes value on the grant date of $2.60. The fair value shown for option awards are accounted for in accordance with SFAS No. 123R. For additional information on the assumptions used in the calculation of this amount, please refer to Note 5 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the Named Executives.

--------      ----------------------------------


                                      OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

------------------------------------------------------------------------------------------------------------------
                            Number of        Number of                                                   Market
                           Securities        Securities                                  Number of      Value of
                           Underlying        Underlying                                  Shares or      Shares or
                           Unexercised      Unexercised                                   Units of       Units of
                             Options          Options            Option                  Stock That     Stock That
                               (#)              (#)             Exercise       Option     Have Not       Have Not
                          ---------------------------------       Price      Expiration    Vested         Vested
          Name             Exercisable     Unexcisable (1)         ($)          Date       (#) (2)       ($) (3)
------------------------------------------------------------------------------------------------------------------
Joel L. Hoffner                 -              5,000              10.01        3/8/13        5,000       28,150
Ronald J. Semanick              -              2,500              10.01        3/8/13        2,500       14,075
William J. Casey                -              2,500              10.01        3/8/13        2,500       14,075
John F. Lehr                    -              2,500              10.01        3/8/13        2,500       14,075
------------------------------------------------------------------------------------------------------------------

(1) This column includes the stock options awarded on March 8, 2006 under the Company's 1997 Equity Compensation Plan. The options have a term of seven years and vest in four equal annual installments beginning on the first anniversary of the date of grant. Thus, at the end of four years the options are fully exercisable.

(2) This column includes the nonvested stock awarded on March 8, 2006 under the Company's 1997 Equity Compensation Plan. The nonvested stock grants vest on March 8, 2010, the four-year anniversary of the date of grant. Due to his resignation from the Company effective March 1, 2007, Mr. Hoffner forfeited his 5,000 shares of nonvested stock.

(3) The market value of shares of stock that have not vested was based on the closing market price of the Company's common stock on December 31, 2006 of $5.63 per share.

                                    OPTION EXERCISES AND STOCK VESTED IN THE YEAR ENDED
                                                    DECEMBER 31, 2006

    --------------------------------------------------------------------------------------------------------------------
                                             Option Awards                                  Stock Awards
                              --------------------------------------------   -------------------------------------------
              Name               Number of Shares       Value Realized          Number of Shares      Value Realized
                               Acquired on Exercise       on Exercise         Acquired on Vesting       on Vesting
                                        (#)                   ($)                     (#)                   ($)
    --------------------------------------------------------------------------------------------------------------------
    Joel L. Hoffner                     -                       -                      -                     -
    Ronald J. Semanick                2,535 (1)               2,763                    -                     -
    William J. Casey                    -                       -                      -                     -
    John F. Lehr                        -                       -                      -                     -
    --------------------------------------------------------------------------------------------------------------------

(1) On August 1, 2006, the Company received 2,213 shares of its common stock with a market price of $8.59 per share as payment by Mr. Semanick for the exercise of 2,535 options with an exercise price of $7.50. The transaction was made in connection with the Company's 1997 Equity Compensation Plan and was approved by the Board of Directors on August 1, 2006.

--------      ----------------------------------


                                     PENSION BENEFITS TABLE

----------------------------------------------------------------------------------------------------------
                                                           Present Value
                                    Number of Years       of Accumulated          Payments During Last
                        Plan        Credited Service          Benefit                  Fiscal Year
           Name         Name             (#)                    ($)                         ($)
----------------------------------------------------------------------------------------------------------
               This table has been omitted because it is not applicable to the Company and its Named Executives.
----------------------------------------------------------------------------------------------------------


                                            NONQUALIFIED DEFERRED COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                                           Registrant           Aggregate
                     Executive           Contributions in        Earnings            Aggregate
                   Contributions              Last            in Last Fiscal        Withdrawals/          Aggregate Balance at
                in Last Fiscal Year        Fiscal Year            Year              Distributions         Last Fiscal Year-End
   Name                ($)                     ($)                 ($)                  ($)                       ($)
-----------------------------------------------------------------------------------------------------------------------------------
                             This table has been omitted because it is not applicable to the Company and its Named Executives.
-----------------------------------------------------------------------------------------------------------------------------------


                            ------------------------

--------      ----------------------


         POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE
                            AS OF DECEMBER 31, 2006

     The information below describes and estimates certain compensation that would become payable under existing plans and arrangements if the Named Executive's employment had terminated on December 31, 2006, given the Named Executive's compensation and, if applicable, based on the Company's closing stock price on that date. These benefits are in addition to benefits available generally to non-executive employees such as Company contributions under the Company's 401(k) retirement savings plan and accrued vacation pay.

--------------------------------------------------------------------------------------------------------------------------------
                                                                          Before Change       After Change
                                                                            in Control         in Control
                                                                        -----------------   ----------------
                                                                           Termination        Termination
                                                                           w/o Cause or       w/o Cause or
                                                                            for Good            for Good            Change in
        Name                              Benefit                            Reason              Reason              Control
------------------------    ----------------------------------------    -----------------   ----------------    ----------------
Joel L. Hoffner (3)         Severance pay                                    $155,000           $155,000         $        -
                            Outplacement services                              10,000             10,000                  -
                            Health care benefits continuation                   8,616              8,616                  -
                            Value of nonvested stock subject
                               to acceleration                                      -                  -             28,150  (1)
                            Value of stock options subject
                               to acceleration                                      -                  -                  -  (2)

Ronald J. Semanick          Severance pay                                     124,373            124,373                  -
                            Outplacement services                              10,000             10,000                  -
                            Health care benefits continuation                   5,661              5,661                  -
                            Value of nonvested stock subject
                               to acceleration                                      -                  -             14,075  (1)
                            Value of stock options subject
                               to acceleration                                      -                  -                  -  (2)

William J. Casey (4)        Severance pay                                     155,000            155,000                  -
                            Outplacement services                              10,000             10,000                  -
                            Health care benefits continuation                  12,924             12,924                  -
                            Value of nonvested stock subject
                               to acceleration                                      -                  -             14,075  (1)
                            Value of stock options subject
                               to acceleration                                      -                  -                  -  (2)

John F. Lehr                Severance pay                                      77,500             77,500                  -
                            Outplacement services                              10,000             10,000                  -
                            Health care benefits continuation                   5,516              5,516                  -
                            Value of nonvested stock subject
                               to acceleration                                      -                  -             14,075  (1)
                            Value of stock options subject
                               to acceleration                                      -                  -                  -  (2)
-------------------------------------------------------------------------------------------------------------------------------

   (1) On March 8, 2006, the Compensation Committee awarded nonvested stock under the 1997 Equity Compensation Plan to Messrs. Hoffner (5,000 shares), Semanick (2,500 shares), Casey (2,500 shares), and Lehr (2,500 shares). The value associated with the accelerated vesting of nonvested stock has been determined based on the closing market price of the Company's common stock on December 31, 2006 of $5.63 per share.





Item 11.      Executive Compensation (Continued)
--------      ----------------------


   (2) The closing market price of the Company's common stock on December 31, 2006 was $5.63 per share, while the exercise price of outstanding stock options is $10.01 per share. Therefore, the stock options are not-in-the-money at December 31, 2006 and would not provide any additional value to the Named Executives.

   (3) Mr. Hoffner resigned from his positions as President and CEO and as a director of the Company effective March 1, 2007 and is no longer eligible for the aforementioned benefits noted in this table.

   (4) Mr. Casey was appointed President and COO of SI Systems effective March 1, 2007 at which time his base salary was increased to $175,000. As a result of the March 1, 2007 increase in Mr. Casey's base salary, the benefit associated with severance pay in this table would amount to $175,000.


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

     Under the Company's 1997 Equity Compensation Plan, directors are eligible to receive grants of stock options at the discretion of the Company's Board of Directors. No grants of stock options were made to any directors in 2006. However, in September 2006 the Board of Directors approved a change in director compensation under which non-employee directors will receive an annual grant of phantom stock beginning in 2007, providing the stockholders approve a revised equity compensation plan at the forthcoming annual meeting of stockholders, equal to $7,500 based on the closing price of the Company's common stock on the date of the annual grant. It is the intent of the Board of Directors to make the phantom stock award grants on the date of the Board of Director's first regular meeting each year.

--------      ----------------------


                                                 DIRECTOR COMPENSATION TABLE
                                             FOR THE YEAR ENDED DECEMBER 31, 2006

---------------------------------------------------------------------------------------------------------------------------------
                                                                                     Change in
                                                                                   Pension Value
                                                                                       and
                                 Fees                                              Nonqualified
                               Earned or                            Non-Equity       Deferred
                                Paid in     Stock      Option     Incentive Plan   Compensation       All Other
                                 Cash       Awards     Awards      Compensation      Earnings        Compensation       Total
       Name                       ($)        ($)      ($) (1)          ($)              ($)               ($)            ($)
---------------------------------------------------------------------------------------------------------------------------------
L. Jack Bradt                  $  42,000      -          -              -                -                 -          $  42,000
Theodore W. Myers                 54,000      -        1,711            -                -                 -             55,711
Anthony W. Schweiger              47,000      -          -              -                -                 -             47,000
Leonard S. Yurkovic               34,000      -        2,862            -                -                 -             36,862
                            -----------------------------------------------------------------------------------------------------
  Total                        $ 177,000      -        4,573            -                -                 -          $ 181,573
                            =====================================================================================================
----------------------------------------------------------------------------------------------------------------------------------

(1) This column includes the expense recognized during the year ended December 31, 2006 associated with the grant date fair value of stock options awarded during the second quarter of 2002.

     Options outstanding at December 31, 2006, all of which are exercisable, pertaining to the Company's directors are as follows:

-------------------------------------------------------------------------------------------------------------
                                             Number of           Number of
                                            Securities          Securities
                                            Underlying          Underlying
                                            Unexercised         Unexercised
                                              Options             Options         Option
                                                (#)                 (#)          Exercise        Option
                               Grant      --------------------------------         Price       Expiration
      Name                      Date      Exercisable (1)      Unexcisable          ($)           Date
-------------------------------------------------------------------------------------------------------------
L. Jack Bradt                    -               -                   -                -             -
Theodore W. Myers             4/10/02         10,000                 -              8.27         4/10/07
Anthony W. Schweiger             -               -                   -                -             -
Leonard S. Yurkovic           6/20/02         10,000                 -              8.12         6/20/07
-------------------------------------------------------------------------------------------------------------

(1) This column includes the stock options awarded during 2002 under the Company's 1997 Equity Compensation Plan. The options have a term of five years and vest in four equal annual installments beginning on the first anniversary of the date of grant. Thus, at the end of four years the options are fully exercisable. The option exercise price is based on the closing market price of the Company's common stock on the grant date. The grant date fair value of the options awarded during 2002 to Messrs. Myers and Yurkovic were $25,000 and $24,300, respectively.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Committee is currently comprised of Mr. Schweiger, Chairman, and Messrs. Bradt, Myers, and Torrence. Mr. Bradt was formerly the CEO of the Company until 1987. No Named Executive of the Company serves as a member of the Board of Directors or Committee of any entity that has one or more Named Executives serving as a member of the Company's Board of Directors or Committee.

Item 12.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------
              and Related Stockholder Matters
              -------------------------------


     The following table sets forth certain information as of March 28, 2007 (unless otherwise noted) regarding the ownership of common stock (i) by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock, (ii) by each director or nominee for election as a director of the Company, (iii) by the executives of the Company named in the Summary Compensation Table, and (iv) by all current executives and directors of the Company as a group. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                                               Amount and        Right to Acquire
                                                                Nature of        Under Options
                           Name and Address of                  Beneficial        Exercisable        Percent of
   Title of Class         Beneficial Owner (1)                  Ownership        Within 60 Days       Class (2)
--------------------    ---------------------------------    ----------------    ----------------    ------------
Common Stock,           Emerald Advisers, Inc. (3)               329,647                   -             11.7%
 Par Value                 1703 Oregon Pike
 $1.00 Per Share           Suite 101
                           Lancaster, PA  17601

Common Stock,           Robert J. Blyskal (4)                          -                   -               *
 Par Value
 $1.00 Per Share

Common Stock,           L. Jack Bradt (5)                        220,324                   -              7.8%
 Par Value                 580 Riverwoods Way
 $1.00 Per Share           Bethlehem, PA  18018

Common Stock,           Theodore W. Myers (6)                     26,200              10,000              1.3%
 Par Value
 $1.00 Per Share

Common Stock,           Anthony W. Schweiger                      11,319                   -               *
 Par Value
 $1.00 Per Share

Common Stock,           Samuel L. Torrence (4)                         -                   -               *
 Par Value
 $1.00 Per Share

Common Stock,           Leonard S. Yurkovic                       19,000              10,000              1.0%
 Par Value
 $1.00 Per Share

Common Stock,           Ronald J. Semanick (7)                    17,370                 625               *
 Par Value
 $1.00 Per Share

Common Stock,           William J. Casey (7)                       2,500                 625               *
 Par Value
 $1.00 Per Share

Common Stock,           John F. Lehr (7)                           2,500                 625               *
 Par Value
 $1.00 Per Share

Common Stock,           All current directors and
 Par Value                 executive officers as a group
 $1.00 Per Share           (9 persons) (4) (5) (6) (7)           299,213              21,875             11.3%

--------------------------------------

*Represents less than 1%.







Item 12.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------
              and Related Stockholder Matters (Continued)
              -------------------------------


(1) Unless otherwise indicated, the address for each stockholder listed on the table is c/o Paragon Technologies, Inc., 600 Kuebler Road, Easton, Pennsylvania 18040.

(2) The percentage for each individual, entity or group is based on the aggregate number of shares outstanding as of March 28, 2007 (2,813,041) and all shares issuable upon the exercise of outstanding stock options held by each individual or group that are presently exercisable or exercisable within 60 days after March 28, 2007.

(3)  This information is presented in reliance on information disclosed in a
     Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2007.

(4) Messrs. Blyskal and Torrence were elected to the Board of Director's of the Company effective March 1, 2007. Messrs. Blyskal and Torrence joined the Company's Board of Director's during a time when the Company's insider trading policy precluded them from acquiring or selling shares of the Company's common stock.

(5) Includes 51,262 shares held by members of Mr. Bradt's immediate family. Mr. Bradt disclaims beneficial ownership of such shares. Mr. Bradt has 211,000 shares pledged as security for loans.

(6) Includes 2,800 shares held by members of Mr. Myers' immediate family. Mr. Myers disclaims beneficial ownership of such shares.

(7) Includes nonvested shares awarded on March 8, 2006 under the Company's 1997 Equity Compensation Plan to Messrs. Semanick (2,500 shares), Casey (2,500 shares), and Lehr (2,500 shares). The nonvested stock grants vest on March 8, 2010, the four-year anniversary of the date of grant.

Equity Compensation Plan Information
------------------------------------
     The Company maintains the 1997 Equity Compensation Plan (the "1997 Plan") pursuant to which it may grant equity awards to eligible persons.

     The following table gives information about equity awards under the Company's 1997 Plan.

                                          (a)                 (b)                      (c)
                                 --------------------  --------------------    --------------------
                                                                                    Number of
                                       Number of            Weighted           Securities Remaining
                                    Securities to be         Average           Available for Future
                                      Issued Upon           Exercise              Issuance Under
                                      Exercise of           Price of                  Equity
                                      Outstanding          Outstanding          Compensation Plans
                                       Options,             Options,                (Excluding
                                       Warrants             Warrants            Securities Reflected
     Plan Category                    and Rights           and Rights              in Column (a)
-----------------------------    --------------------  --------------------    --------------------
Equity compensation                     32,500              $  8.89                  715,947
   plans approved by
   security holders

Equity compensation
   plans not approved by
   security holders                          -                    -                        -
                                 --------------------  --------------------    --------------------
Total                                    32,500             $  8.89                  715,947
                                 ====================  ====================    ====================

Item 13.      Certain Relationships and Related Transactions
--------      ----------------------------------------------


     On September 20, 2005, the Board of Directors of the Company, upon the recommendation of the Board's Nominating Committee, unanimously voted to elect Mr. Joel L. Hoffner as a Director of the Company to fill the vacancy created by the resignation of Mr. Steven Shulman on August 8, 2005. Mr. Hoffner had been a consultant to SI Handling Systems, Inc. and Paragon Technologies for various marketing and business evaluation assignments from 1995 through 2005. From September 1, 2005 through December 31, 2005, Mr. Hoffner provided consulting services related to the Company's corporate development pursuant to the terms of a consulting agreement by and between the Company and The QTX Group dated September 1, 2005. In consideration for their services, The QTX Group received $7,500 per month and reimbursement for all reasonable and necessary out-of-pocket expenses directly incurred by Mr. Hoffner during the term of his engagement with the Company. The parties terminated the consulting agreement with The QTX Group on January 1, 2006, the time Mr. Hoffner's appointment as President and Chief Executive Officer of the Company became effective. Consulting expenses associated with The QTX Group in the years ended December 31, 2005 and 2004 approximated $44,000 and $10,000, respectively. Mr. Hoffner resigned from his positions as President and CEO and a director of the Company effective March 1, 2007.

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

     With the exception of Mr. Yurkovic, the Company's Acting CEO, each of the members of the Company's Board of Directors is considered "independent" within the meaning of the rules of the American Stock Exchange and the Securities and Exchange Commission.


Item 14.      Principal Accountant Fees and Services
--------      --------------------------------------

     Selection of the independent registered public accountants is made solely by the Audit Committee. KPMG LLP ("KPMG") served as the Company's independent registered public accountants for 2006 and 2005. Fees for all services provided by KPMG for the fiscal years ended December 31, 2006 and 2005 were as follows:

Audit Fees
----------
     KPMG's fees for professional services rendered in connection with the audit of financial statements included in the Company's Form 10-K and review of financial statements included in the Company's Forms 10-Q and all other SEC regulatory filings were $129,800 for 2006 and $142,400 for 2005.

Audit-Related Fees
------------------
     KPMG's fees for audit-related services were $0 for 2006 and $23,000 for 2005. The services rendered in 2005 were in connection with due diligence related to the sale of substantially all of the assets and liabilities of Ermanco.

Item 14.      Principal Accountant Fees and Services (Continued)
--------      --------------------------------------


Tax Fees
--------
     KPMG's fees for tax services were $68,150 for 2006 and $92,910 for 2005. The services rendered in 2006 were in connection with tax compliance and tax consultation services. The services rendered in 2005 were in connection with tax compliance and tax consultation services totaling $52,460 related to the Company's annual federal and state tax returns and due diligence totaling $40,450 related to the sale of substantially all of the assets and liabilities of Ermanco.

All Other Fees
--------------
     No other fees were charged by KPMG to the Company in 2006 and 2005 other than those referenced above.

Fee Approval Policy
-------------------
     In accordance with our Audit Committee Charter, the Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to the Company by our independent registered public accountants (subject to the de minimus exception for non-audit services contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended), all as required by applicable law or listing standards. The independent registered public accountants and our management are required to periodically report to the Audit Committee the extent of services provided by the independent registered public accountants and the fees associated with these services. Specific services being provided by the Company's independent registered public accountants are regularly reviewed in accordance with the pre-approval policy. All services rendered by KPMG are permissible under applicable laws and regulations, and the Audit Committee pre-approved all audit, audit-related, and non-audit services performed by KPMG during 2006.

                                     PART IV
                                     -------


Item 15.      Exhibits and Financial Statement Schedules
--------      ------------------------------------------

(a) 1.   Index to Consolidated Financial Statements
         Report of Independent Registered Public Accounting Firm
         Consolidated Financial Statements:
           Consolidated Balance Sheets, December 31, 2006 and 2005 Consolidated Statements of Operations for the years ended December
              31, 2006, 2005, and 2004
           Consolidated Statements of Stockholders' Equity and Comprehensive
              Income for the years ended December 31, 2006, 2005, and 2004
           Consolidated Statements of Cash Flows for the years ended December
              31, 2006, 2005, and 2004
           Notes to Consolidated Financial Statements

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

         10.3    1997 Equity Compensation  Plan* (incorporated by reference to
                 Exhibit 10.7 to the Company's Registration Statement on
                 Form S-8 [No. 333-36397]).

                               -------


Item 15.      Exhibits and Financial Statement Schedules (Continued)
--------      ------------------------------------------

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

         10.15 Agreement of Sale between J.G. Petrucci Company, Inc. or its Assigns and Paragon Technologies, Inc. dated November 8, 2002 (incorporated by reference to Exhibit 10.27 to Form 10-Q, filed on May 14, 2003).

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

                               -------


Item 15.      Exhibits and Financial Statement Schedules (Continued)
--------      ------------------------------------------

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

         10.36 Loan Agreement (Line of Credit) entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit
                 10.36 to Form 10-Q, filed on August 10, 2006).

         10.37 Promissory Note related to the Line of Credit entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to Form 10-Q, filed on August 10, 2006).

         10.38 Security Agreement related to the Line of Credit entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to Form 10-Q, filed on August 10, 2006).

         14      Code of Business Conduct and Ethics (filed herewith).

         21      Subsidiaries of the Registrant (filed herewith).

                               -------


Item 15.   Exhibits and Financial Statement Schedules (Continued)
--------   ------------------------------------------

         23.1 Consent of Independent Registered Public Accounting Firm (filed herewith).

         31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, Acting CEO (filed herewith).

         31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, Acting CEO (filed herewith).

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).

          * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(c) of this report.

   (b) Exhibits 14, 21, 23.1, 31.1, 31.2, 32.1, and 32.2 are filed with this report.

   (c) Not applicable.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                PARAGON TECHNOLOGIES, INC.



Dated:   March 30, 2007         By   /s/ Theodore W. Myers
                                     -------------------------------------------
                                     Theodore W. Myers
                                     Chairman of the Board of Directors




Dated:   March 30, 2007         By   /s/ Leonard S. Yurkovic
                                     -------------------------------------------
                                     Leonard S. Yurkovic
                                     Acting Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.


Dated:  March 30, 2007              /s/ Theodore W. Myers
                                 -----------------------------------------------
                                    Theodore W. Myers
                                    Chairman of the Board of Directors



Dated:  March 30, 2007              /s/ Leonard S. Yurkovic
                                 -----------------------------------------------
                                    Leonard S. Yurkovic
                                    Acting Chief Executive Officer, Director



Dated:  March 30, 2007              /s/ Ronald J. Semanick
                                 -----------------------------------------------
                                    Ronald J. Semanick
                                    Vice President-Finance, Chief Financial
                                      Officer, Treasurer, and Secretary
                                    (Principal Accounting and Financial Officer)



Dated:  March 30, 2007              /s/ Robert J. Blyskal
                                 -----------------------------------------------
                                    Robert J. Blyskal
                                    Director



Dated:  March 30, 2007              /s/ L. Jack Bradt
                                 -----------------------------------------------
                                    L. Jack Bradt
                                    Director



Dated:  March 30, 2007              /s/ Anthony W. Schweiger
                                 -----------------------------------------------
                                    Anthony W. Schweiger
                                    Director



Dated:  March 30, 2007              /s/ Samuel L. Torrence
                                 -----------------------------------------------
                                    Samuel L. Torrence
                                    Director

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

                            -------------


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

                            -------------


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

10.35 Termination Agreement dated January 1, 2006 by and between Paragon Technologies, Inc. and The QTX Group (filed herewith).

                            -------------


10.36 Loan Agreement (Line of Credit) entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to Form 10-Q, filed on August 10, 2006).

10.37 Promissory Note related to the Line of Credit entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to Form 10-Q, filed on August 10, 2006).

10.38 Security Agreement related to the Line of Credit entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to Form 10-Q, filed on August 10, 2006).

14       Code of Business Conduct and Ethics (filed herewith).

21       Subsidiaries of the Registrant (filed herewith).

23.1 Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, Acting CEO (filed herewith).

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, Acting CEO (filed herewith).

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).

     *Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.