Form 10-Q
period 2007-03-31
PARAGON TECHNOLOGIES INC
filed 2007-05-14
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                         -----------------------------

                                    FORM 10-Q

                         -----------------------------



           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended March 31, 2007


                         Commission File Number: 1-15729
                                                 -------


                           PARAGON TECHNOLOGIES, INC.
 -------------------------------------------------------------------------------
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

The number of shares of the Registrant's Common Stock, $1.00 par value, outstanding as of May 10, 2007 was 2,769,192.

                                 [PARAGON LOGO]


                           Paragon Technologies, Inc.
                                TABLE OF CONTENTS

                                                                                             Page
                                                                                            Number
                                                                                          -----------
PART I -- FINANCIAL INFORMATION

     Item 1.      Financial Statements:
                     Balance Sheets (Unaudited).........................................        1
                     Statements of Operations (Unaudited)...............................        3
                     Statements of Cash Flows (Unaudited)...............................        4
                     Notes to Financial Statements (Unaudited)..........................        6

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................       15

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk............       23

     Item 4.      Controls and Procedures...............................................       23



PART II -- OTHER INFORMATION

     Item 1.      Legal Proceedings.....................................................       24

     Item 1A.     Risk Factors..........................................................       24

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds...........       24

     Item 3.      Defaults Upon Senior Securities.......................................       25

     Item 4.      Submission of Matters to a Vote of Security Holders...................       25

     Item 5.      Other Information.....................................................       25

     Item 6.      Exhibits..............................................................       25



SIGNATURES..............................................................................       26



EXHIBIT INDEX...........................................................................       27

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc.
Balance Sheets (Unaudited) (Continued)
March 31, 2007 and December 31, 2006
   (In Thousands, Except Share Data)


                                                                 March 31,            December 31,
                                                                   2007                  2006
                                                            -------------------    ------------------
Assets
------

Current assets:
   Cash and cash equivalents.......................             $   2,161                  2,447
   Short-term investments..........................                10,055                  9,625
                                                            -------------------    ------------------
       Total cash and cash equivalents and
         short-term investments....................                12,216                 12,072
                                                            -------------------    ------------------

   Receivables:
     Trade.........................................                   983                  2,557
     Notes and other receivables...................                   593                    428
                                                            -------------------    ------------------
       Total receivables...........................                 1,576                  2,985
                                                            -------------------    ------------------

   Costs and estimated earnings in excess
     of billings...................................                   807                    444

   Inventories:
     Raw materials.................................                   116                    100
     Work-in-process...............................                    29                     29
     Finished goods................................                   360                    340
                                                            -------------------    ------------------
       Total inventories...........................                   505                    469
                                                            -------------------    ------------------

   Deferred income tax benefits....................                   300                    288
   Prepaid expenses and other current assets.......                   366                    112
                                                            -------------------    ------------------
       Total current assets........................                15,770                 16,370
                                                            -------------------    ------------------

Property, plant and equipment, at cost:
   Machinery and equipment.........................                 1,215                  1,195
   Less:  accumulated depreciation.................                   946                    919
                                                            -------------------    ------------------
     Net property, plant and equipment.............                   269                    276
                                                            -------------------    ------------------

Deferred income tax benefits.......................                   106                     96
Other assets.......................................                    10                     10
                                                            -------------------    ------------------
Total assets.......................................             $  16,155                 16,752
                                                            ===================    ==================

                 See accompanying notes to financial statements.



                                                                     (Continued)

-------       --------------------
Paragon Technologies, Inc.
Balance Sheets (Unaudited) (Continued)
March 31, 2007 and December 31, 2006
   (In Thousands, Except Share Data)


                                                                 March 31,            December 31,
                                                                   2007                  2006
                                                            -------------------    ------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable................................             $   1,053                 1,177
   Customers' deposits and billings
     in excess of costs and
     estimated earnings ...........................                 1,415                 1,394
   Accrued salaries, wages, and
     commissions...................................                   199                   132
   Income taxes payable............................                     -                   541
   Accrued product warranty........................                   248                   192
   Deferred gain on sale-leaseback.................                   152                   165
   Unearned support contract revenue...............                   317                   270
   Accrued other liabilities.......................                   327                   425
                                                            -------------------    ------------------
       Total current liabilities...................                 3,711                 4,296
                                                            -------------------    ------------------

Long-term liabilities:
   Income taxes payable............................                   567                     -
   Deferred gain on sale-leaseback.................                     -                    28
                                                            -------------------    ------------------
       Total long-term liabilities.................                   567                    28
                                                            -------------------    ------------------

Commitments and contingencies

  Stockholders' equity:
    Common stock, $1 par value; authorized
      20,000,000 shares; issued and
      outstanding 2,813,041 shares as
      of March 31, 2007 and 2,873,891
      shares as of December 31, 2006...............                 2,813                 2,874
    Additional paid-in capital.....................                 5,608                 5,720
    Retained earnings..............................                 3,456                 3,834
                                                            -------------------    ------------------
       Total stockholders' equity..................                11,877                12,428
                                                            -------------------    ------------------

       Total liabilities and stockholders' equity..             $  16,155                16,752
                                                            ===================    ==================


                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2007 and 2006
     (In Thousands, Except Share and Per Share Data)


                                                                      Three Months Ended
                                                             ------------------------------------
                                                                 March 31,           March 31,
                                                                   2007                2006
                                                             ----------------    ----------------
Net sales...................................................   $     3,607               4,220
Cost of sales...............................................         2,677               2,933
                                                             ----------------    ----------------
Gross profit on sales.......................................           930               1,287
                                                             ----------------    ----------------

Selling, general and
   administrative expenses..................................         1,404               1,372
Product development costs...................................            50                 156
Interest expense............................................             -                   1
Interest income.............................................          (112)               (128)
Other income, net...........................................           (16)                (29)
                                                             ----------------    ----------------
                                                                     1,326               1,372
                                                             ----------------    ----------------

Loss before income taxes....................................          (396)                (85)
Income tax benefit..........................................          (128)                (86)
                                                             ----------------    ----------------
Net income (loss)...........................................    $     (268)                  1
                                                             ================    ================

Basic earnings (loss)
   per share................................................    $     (.09)                  -
                                                             ================    ================

Diluted earnings (loss)
   per share................................................    $     (.09)                  -
                                                             ================    ================

Weighted average
   shares outstanding.......................................     2,843,141           3,542,144
Dilutive effect of
   stock options............................................             -               7,724
                                                             ----------------    ----------------
Weighted average
   shares outstanding
   assuming dilution........................................     2,843,141           3,549,868
                                                             ================    ================

                 See accompanying notes to financial statements.

-------       --------------------------------
Paragon Technologies, Inc.
Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2007 and 2006
     (In Thousands, Except Share Data)


                                                                    Three Months Ended
                                                          ----------------------------------------
                                                               March 31,            March 31,
                                                                 2007                 2006
                                                          -------------------  -------------------
Cash flows from operating activities:
   Net income (loss)...................................       $    (268)                   1

   Adjustments to reconcile net income (loss)
     to net cash provided (used) by
     operating activities:
       Depreciation of plant and equipment.............              27                   23
       Loss on disposition of equipment................               -                    2
       Amortization of deferred gain on sale-
         leaseback.....................................             (41)                 (42)
       Stock-based compensation........................              (3)                   8
       Deferred tax expenses...........................             (22)                  39
       Change in operating assets and liabilities:
           Receivables.................................           1,409                 (698)
           Costs and estimated earnings in
              excess of billings.......................            (363)                 205
           Inventories.................................             (36)                (134)
           Prepaid expenses and other
              current assets...........................            (254)                  95
           Accounts payable............................            (124)                (160)
           Customers' deposits and billings
              in excess of costs and estimated
              earnings.................................              21                 (249)
           Accrued salaries, wages, and
              commissions..............................              67                   94
           Income taxes payable........................              63                  (84)
           Accrued product warranty....................              56                  (12)
           Unearned support contract revenue...........              47                  104
           Accrued other liabilities...................             (98)                  47
                                                          -------------------  -------------------
   Net cash provided (used) by
     operating activities..............................             481                 (761)
                                                          -------------------  -------------------

Cash flows from investing activities:
   Proceeds from sales of short-term
     investments.......................................              70                2,610
   Purchases of short-term investments.................            (500)                   -
   Purchases of property, plant and equipment..........             (20)                 (60)
                                                          -------------------  -------------------
   Net cash provided (used) by investing
     activities........................................            (450)               2,550
                                                          -------------------  -------------------

                 See accompanying notes to financial statements.


                                                                     (Continued)

-------       --------------------
Paragon Technologies, Inc.
Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended March 31, 2007 and 2006
     (In Thousands, Except Share Data)


                                                                    Three Months Ended
                                                          ----------------------------------------
                                                               March 31,            March 31,
                                                                 2007                 2006
                                                          -------------------  -------------------
Cash flows from financing activities:
   Repurchase and retirement of
     common stock.....................................             (317)                   -
                                                          -------------------  -------------------
       Net cash used by
         financing activities.........................             (317)                   -
                                                          -------------------  -------------------

   Increase (decrease) in cash and
     cash equivalents.................................             (286)               1,789
   Cash and cash equivalents,
     beginning of period..............................            2,447                  687
                                                          -------------------  -------------------
   Cash and cash equivalents,
     end of period....................................        $   2,161                2,476
                                                          ===================  ===================

   Supplemental disclosures of cash flow
   information:
     Cash paid (received) during
       the period for:
         Interest expense.............................        $       -                    1
                                                          ===================  ===================
         Income taxes.................................        $     (30)                   9
                                                          ===================  ===================

                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006


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

     This quarterly report should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 30, 2007. Refer to the Company's annual report on Form 10-K for the year ended December 31, 2006 for more complete financial information.

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


(2)  Short-Term Investments
     ----------------------
     The Company's short-term investments are comprised of debt securities, all classified as available for sale, that are carried at cost, which approximates fair value of the investments at period end. The debt securities include state and municipal bonds. The short-term investments are on deposit with a major financial institution and are supported by letters of credit.


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

     A roll-forward of warranty activities is as follows (in thousands):

                             Beginning       Additions (Reductions)                           Ending
                              Balance              Charged to                                 Balance
                             January 1         Costs and Expenses          Deductions        March 31
                           --------------  ----------------------------  --------------  ------------------
2007...................       $  192                   90                     (34)              248
2006...................       $  189                   13                     (25)              177

-------   --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006


(4)  Business Operations
     -------------------

     Company Overview
     ----------------
     Paragon, based out of Easton, Pennsylvania, provides a variety of material handling solutions, including systems, technologies, products, and services for material flow applications. The Company's capabilities include horizontal transportation, rapid dispensing, order fulfillment, computer software, sortation, integrating conveyors and conveyor systems, and aftermarket services. The Company is a Delaware corporation, originally incorporated in 1958.

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

     The Company continues to review opportunities with the goal of maximizing resources, increasing stockholder value, and considering strategies and transactions intended to provide liquidity. At this time, the Company believes that an increase in stockholder value will be best obtained through increases in the Company's internal technology base, strengthening the Company's sales and marketing capabilities, growth of the Company's continuing operations and other higher growth markets, by the enhancement of the Company's products with advanced proprietary software capabilities through research and development efforts and/or possible acquisitions, mergers, and joint ventures. Although the Company enters into preliminary discussions and non-disclosure agreements from time to time, the Company does not have any material definitive agreements in place. There is no assurance that the Company will be able to consummate any such acquisition.

                            ------------------------

-------   --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006


     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales during the three months ended March 31, 2007 and 2006 are as follows (in thousands):

     For the three months ended March 31, 2007 and 2006:

                                           March 31, 2007                  March 31, 2006
                                   ------------------------------  ------------------------------
                                                      % of Total                    % of Total
                                        Sales            Sales         Sales           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  2,861            79.3%       $  3,291           78.0%
     Aftermarket sales.............        746            20.7%            929           22.0%
                                   --------------   -------------  --------------  --------------
        Total sales................   $  3,607           100.0%       $  4,220          100.0%
                                   ==============   =============  ==============  ==============

     The Company's products are sold worldwide through its own sales personnel. Domestic and international sales during the three months ended March 31, 2007 and 2006 are as follows (in thousands):

     For the three months ended March 31, 2007 and 2006:

                                           March 31, 2007                  March 31, 2006
                                   ------------------------------  ------------------------------
                                                      % of Total                    % of Total
                                        Sales            Sales         Sales           Sales
                                   --------------   -------------  --------------  --------------

     Domestic sales................   $  3,057            84.8%       $  4,189           99.3%
     International sales...........        550            15.2%             31             .7%
                                   --------------   -------------  --------------  --------------
        Total sales................   $  3,607           100.0%       $  4,220          100.0%
                                   ==============   =============  ==============  ==============

     All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States.

     The Company's backlog of orders at March 31, 2007 and March 31, 2006 were $10,117,000 and $8,184,000, respectively.

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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006


(5)  Recently Issued Accounting Pronouncements
     -----------------------------------------
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007, and the adoption did not have a material impact on the Company's financial statements.

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


(6)  Sale-Leaseback
     --------------
     The Company's principal office is located in a 173,000 square foot, concrete, brick, and steel facility in Easton, Pennsylvania. In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rentals of $19,345 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit. The lease expires on February 21, 2008.

     In accordance with SFAS No. 13 and SFAS No. 28, the leaseback does not meet the criteria for classification as a capital lease; hence, it is classified as an operating lease. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The seller-lessee (Company) retained more than a minor part (25,000 square feet) but less than substantially all of the use of the property (173,000 square feet) through the leaseback and realized a profit on the sale in excess of the present value of the minimum lease payments over the lease term. The present value of the stream of lease payments utilizing the Company's incremental borrowing rate of 10.0% was $826,000. The $826,000 of deferred profit is amortized in equal amounts as a reduction in rent expense over the five-year term of the lease. During the three months ended March 31, 2007 and 2006, $41,000 and $42,000, respectively, of the deferred gain was recognized.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006


(7)  Line of Credit
     --------------
     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. As of March 31, 2007, the Company did not have any borrowings under the line of credit facility; however, the leasing agreement associated with the Company's principal office is secured with a $200,000 letter of credit. Therefore, as of March 31, 2007, the amount of available line of credit was $4,800,000.

     The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivables and inventory. The Company was in compliance with all covenants as of March 31, 2007. The line of credit facility expires effective June 30, 2007. The Company expects to renew the line of credit facility under similar terms and conditions during 2007.


(8)  Stock Repurchase Program
     ------------------------
     On August 12, 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. The Company's Board of Directors amended its existing stock repurchase program on several occasions during 2005 and 2006 by increasing the amount it has authorized management to repurchase from up to $1,000,000 of the Company's common stock to up to $14,000,000.

     On January 7, 2007, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $14,000,000 of the Company's common stock to up to $15,000,000.

     During the three months ended March 31, 2007, the Company repurchased 55,850 shares of common stock at a weighted average cost, including brokerage commissions, of $5.68 per share. Cash expenditures for the stock repurchases during the three months ended March 31, 2007 were $317,177. Through March 31, 2007, the Company repurchased 1,593,869 shares of common stock at a weighted average cost, including brokerage commissions, of $8.70 per share. Cash expenditures for the stock repurchases since the inception of the program were $13,866,588. As of March 31, 2007, $1,133,412 remained available for repurchases under the stock repurchase program.

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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006


(9)  Stock-Based Compensation
     ------------------------
     Effective January 1, 2006, the Company adopted SFAS No. 123R and began expensing the grant-date fair value of employee stock options over the related requisite service period.

     The Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost associated with employee stock options recognized after December 31, 2005 includes attribution of the fair value related to the remaining unvested portion of stock option awards granted prior to January 1, 2006, if any, and attribution related to new awards granted after January 1, 2006.

     The expense associated with stock-based compensation arrangements is a non-cash charge. In the Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income (loss) to cash provided
     (used) by operating activities. SFAS No. 123R requires that certain cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. For the first three months of 2007 and for the year ended December 31, 2006, no excess tax benefits were generated.

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

     Under the Company's ECP, officers, directors, and key employees have been granted options to purchase shares of common stock at the market price at the date of grant. Options vest in four equal annual installments beginning on the first anniversary of the date of grant; thus, at the end of four years, the options are fully exercisable. Vested stock option awards may be exercised through payment of cash, exchange of mature shares, or through a broker. As of March 31, 2007, 32,500 options are outstanding under the plan, and all options have a term of five or seven years.

     Stock-based compensation expense (income) recognized during the three months ended March 31, 2007 and 2006 for stock-based compensation programs was $(3,000) and $8,000, respectively. Stock-based compensation expense (income) recognized during the three months ended March 31, 2007 and 2006 consisted of expensing $2,000 and $1,000, respectively, for employee stock options, and $0 and $5,000, respectively, for directors' stock options, and $(5,000) and $2,000, respectively, for nonvested stock. All of the stock-based compensation expense (income) recognized was a component of selling, general and administrative expenses. Income was recognized during the three months ended March 31, 2007 as a result of the forfeiture of 5,000 shares of nonvested stock due to the resignation of Mr. Hoffner from the Company effective March 1, 2007.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006


(9)  Stock-Based Compensation (Continued)
     ------------------------

     Stock Options
     On March 8, 2006, the Board of Directors of the Company granted 12,500 stock options to its executive officers. The fair value of options granted was estimated using the Black Scholes option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the Company's stock and dividends over the historical period equal to the option term. The dividend yield on the Company's common stock is assumed to be zero since the Company has not paid any cash dividends since 1999 and has no present intention to declare cash dividends. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method. Options vest in four equal annual installments beginning on the first anniversary of the date of grant; thus, at the end of four years, the options are fully exercisable. The assumptions given below result from certain groups of employees exhibiting different behavior. The Company does not expect to have any forfeitures of its stock option awards. The risk-free rate is based on the
     U. S. Treasury Securities with terms equal to the expected time of exercise as of the grant date.

    ----------------------------------------------------------------------------
      Expected volatility................................               18.0%
      Expected dividend yield............................                0.0%
      Expected life (in years)...........................               4.75
      Risk-free interest rate............................               4.75%
    ----------------------------------------------------------------------------

     The grant-date fair value of options granted during the first quarter of 2006 was $2.60 per option.

     A summary of stock option activity for the three months ended March 31, 2007 is presented below:

                                                                                       Weighted
                                                                                       Average
                                                                   Weighted           Remaining
                                                                    Average          Contractual          Aggregate
                                                                   Exercise             Term              Intrinsic
                                                  Options           Price            (In Years)             Value
                                               -------------    ---------------    ----------------    ---------------
Outstanding at January 1, 2007...........          32,500          $  8.89
  Granted................................               -              -
  Exercised..............................               -              -
  Forfeited..............................               -              -
                                               -------------    ---------------
Outstanding at March 31, 2007............          32,500          $  8.89               2.4              $ 81,800
                                               =============    ===============

Exercisable at March 31, 2007............          23,125          $  8.44                .9              $ 57,425

     There were no stock options granted during the three months ended March 31, 2007.

     The compensation expense charged against income during the three months ended March 31, 2007 and 2006 for stock options was $2,000 and $6,000, respectively. The total compensation expense of $23,000 is expected to be recognized on the straight-line basis over the stated vesting period consistent with the terms of the arrangement. As of March 31, 2007, there is unrecognized compensation cost of $14,000 on the stock option awards which will be recognized over the next 2.9 years.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006


(9) Stock-Based Compensation (Continued)
    ------------------------
     As of December 31, 2005, there were no unvested employee stock options. Therefore, no compensation cost related to stock options granted to employees prior to January 1, 2006 was recognized.

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

     On March 1, 2007, Mr. Hoffner resigned from his positions as President and CEO and as a director of the Company. Due to his resignation from the Company, Mr. Hoffner forfeited his 5,000 shares of nonvested stock.

     A summary of nonvested stock activity is presented below:

                                                                    Nonvested          Grant Date
                                                                     Shares            Fair Value
                                                                 --------------    ------------------
Nonvested at January 1, 2007..............................           12,500             $ 10.01
   Granted................................................                -                 -
   Vested.................................................                -                 -
   Forfeited..............................................           (5,000)              10.01
                                                                 --------------    ------------------
Nonvested at March 31, 2007...............................            7,500             $ 10.01
                                                                 ==============    ==================

     The compensation expense (income) recognized during the three months ended March 31, 2007 for nonvested stock awards was $(5,000) and $2,000, respectively. The total compensation cost of $75,000 is expected to be recognized on the straight-line basis over the four-year vesting period consistent with the terms of the arrangement. As of March 31, 2007, there is unrecognized compensation cost of $55,000 on the nonvested stock awards which will be recognized over the next 2.9 years.


(10) Income Taxes
     ------------
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006


(10) Income Taxes (Continued)
     ------------
     On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

     As a result of the implementation of FIN 48, the Company recognized a decrease of $37,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the decrease in liability noted above, the Company's unrecognized tax benefits totaled $692,000, of which $590,000 would impact the effective tax rate if recognized.

     The Company recognizes interest and penalties to income tax matters in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $117,000 ($80,000, net of federal benefit) for potential interest and penalties at January 1, 2007 which is included as a component of the $692,000 unrecognized tax benefit noted above. During the three months ended March 31, 2007, there was no material change in the unrecognized tax benefits or the amount of accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

     The Company estimates that the total unrecognized tax benefits may decrease by approximately $340,000 due to the expiration of statutes of limitations prior to March 31, 2008.

     With few exceptions, the Company is no longer subject to examination by major taxing authorities and jurisdictions (including U.S. Federal) for years prior to 2003.

     The Company recognized an income tax benefit of $128,000 during the three months ended March 31, 2007 compared to an income tax benefit of $86,000 during the three months ended March 31, 2006. The income tax benefit for the first quarter of 2007 was lower than statutory federal and state tax rates primarily due to the effect of tax-exempt interest on certain investments on the annualized effective rate. The income tax benefit for the first quarter of 2006 was higher than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes.


(11) Legal Proceedings
     -----------------
     From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended March 31, 2007, and the cautionary statements and consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports.

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


                            ------------------------



Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises and falls, the Company may see a corresponding change in rate of new orders, and therefore, a corresponding change in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the three months ended March 31, 2007, and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002:

                                           Three Months
                                               Ended                      Year Ended December 31,
                                             March 31,      -----------------------------------------------
(Dollars in Thousands)                         2007             2006     2005     2004      2003     2002
                                         ------------------ -----------------------------------------------
Backlog of orders - Beginning............    $  5,932           6,918    5,514    4,052     4,834    7,666
   Add: orders...........................       7,792          16,802   18,080   13,164    11,301   12,074
   Less: sales...........................       3,607          17,788   16,676   11,702    12,083   14,906
                                         ------------------ -----------------------------------------------
Backlog of orders - Ending...............    $ 10,117           5,932    6,918    5,514     4,052    4,834
                                         ================== ===============================================

Capacity Utilization(1)..................       81.4%           81.7%    80.2%    78.1%     76.1%    74.8%

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Current Ratio
     -------------
     Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio as of March 31, 2007 and as of December 31, 2006, 2005, 2004, 2003, and 2002:


                                                                            As of December 31,
                                    As of March 31,     ---------------------------------------------------------------
(Dollars in Thousands)                   2007              2006          2005         2004         2003         2002
                                  -------------------   ----------   -----------  -----------   ----------   ----------
Current assets...............          $  15,770          16,370        22,134       14,249       14,720       15,444
                                  -------------------   ----------   -----------  -----------   ----------   ----------
Current liabilities..........          $   3,711           4,296         5,337        7,355        9,583        9,416

Current ratio................               4.25            3.81          4.15         1.94         1.54         1.64

     Debt to Equity Ratio
     --------------------
     With an emphasis on generating cash flows to eliminate the Company's senior and subordinated debt, the Company eliminated its financial leverage in 2003 as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the absence of debt provides greater protection for its stockholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio as of March 31, 2007 and as of December 31, 2006, 2005, 2004, 2003, and 2002 and also includes the number of shares outstanding at the end of each fiscal period:


                                                                              As of December 31,
                                    As of March 31,     ---------------------------------------------------------------
(Dollars in Thousands)                   2007              2006          2005         2004         2003         2002
                                  -------------------   ----------   -----------  -----------   ----------   ----------

Current installments of
  long-term debt.............         $        -                -             -            -            -        1,437
Long-term debt...............                  -                -             -            -            -        7,263
                                  -------------------   ----------   -----------  -----------   ----------   ----------
Total debt...................                  -                -             -            -            -        8,700
                                  -------------------   ----------   -----------  -----------   ----------   ----------
Total stockholders'
  equity (1).................         $   11,877           12,428        17,066       23,308       22,061       17,885
                                  ===================   ==========   ===========  ===========   ==========   ==========


Debt to equity ratio.........                  -                -             -            -            -          .49

Number of shares
  outstanding at the
  end of the fiscal
  period.....................          2,813,041        2,873,891     3,539,019    4,265,310    4,277,595    4,256,098

(1) During the three months ended March 31, 2007, the Company repurchased 55,850 shares of common stock at a weighted average cost, including brokerage commissions, of $5.68 per share. Cash expenditures for the stock repurchases during the three months ended March 31, 2007 were $317,177.

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






Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Debt to Equity Ratio (Continued)
     --------------------
     During the year ended December 31, 2004, the Company repurchased 34,700 shares of common stock at a weighted average cost, including brokerage commissions, of $9.38 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2004 were $325,631.

     See Stock Repurchase Program in Note 8 of the Notes to Financial Statements regarding the repurchase of shares of the Company's common stock.

                            ------------------------

Critical Accounting Policies and Estimates
------------------------------------------
     The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and other financial information, including the related disclosure of commitments and contingencies at the date of the Company's financial statements. Actual results may, under different assumptions and conditions, differ significantly from the Company's estimates.

     The Company believes that its accounting policies related to revenue recognition on system sales, warranty, and inventories are its "critical accounting policies." These policies have been reviewed with the Audit Committee of the Board of Directors and are discussed in greater detail below.

     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of March 31, 2007, there are no contracts that are anticipated to result in a loss.

     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company has not had any significant cost overruns resulting in loss of profits during the three months ended March 31, 2007.

     Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, typically two percent of the cost of the system being sold, and a detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The warranty reserve as of March 31, 2007 was $248,000.

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

                            ------------------------

Results of Operations - Three Months Ended March 31, 2007 Compared to the Three
-------------------------------------------------------------------------------
Months Ended March 31, 2006
---------------------------

Earnings Summary
----------------
     The Company had a net loss of $268,000 (or $0.09 basic loss per share) for the three months ended March 31, 2007, compared to net income of $1,000 (or $0.00 basic earnings per share) for the three months ended March 31, 2006. The decrease in net income was primarily due to a decrease during the first quarter of 2007 in total revenues and gross profit of $613,000 and $357,000, respectively, as described below, partially offset by a decrease in product development costs of $106,000 as mentioned below.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                   2007               2006
                                                            -----------------  ------------------
Net sales..............................................         $ 3,607,000         4,220,000
Cost of sales..........................................           2,677,000         2,933,000
                                                            -----------------  ------------------
Gross profit on sales..................................         $   930,000         1,287,000
                                                            =================  ==================

Gross profit as a percentage of sales..................               25.8%             30.5%
                                                            =================  ==================

     The decrease in sales was associated with a smaller backlog of orders entering fiscal 2007 when compared to the backlog of orders entering fiscal 2006. Contributing to the lower backlog of orders at the beginning of the year and hence a decrease in sales during the first quarter of 2007 were delays by prospective customers in signing contracts.

     Gross profit, as a percentage of sales, for the three months ended March 31, 2007, when compared to the three months ended March 31, 2006, was unfavorably impacted primarily as a result of an increase in overhead costs as a percentage of sales due to the lower sales volume to cover fixed overhead costs during the three months ended March 31, 2007.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $1,404,000 were higher by $32,000 for the three months ended March 31, 2007 than for the three months ended March 31, 2006. The increase was attributable to the addition of resources aimed at expanding the customer base and costs associated with sales efforts in response to quoting activities totaling $123,000. Partially offsetting the aforementioned unfavorable variance was a decrease of $81,000 in professional fees and consulting services.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $50,000 were lower by $106,000 for the three months ended March 31, 2007 than for the three months ended March 31, 2006. Development programs in the three months ended March 31, 2007 and 2006 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Results of Operations - Three Months Ended March 31, 2007 Compared to the Three
-------------------------------------------------------------------------------
Months Ended March 31, 2006 (Continued)
---------------------------

Product Development Costs (Continued)
-------------------------
     Order Fulfillment development efforts during the three months ended March 31, 2007 included voice-directed replenishment and DISPEN-SI-MATIC(R) software enhancements aimed at promoting workplace efficiencies for the Company's customers. Order Fulfillment development efforts during the three months ended March 31, 2006 included DISPEN-SI-MATIC(R) hardware and software enhancements aimed at promoting workplace efficiencies for the Company's customers.

Interest Income
---------------
     Interest income of $112,000 was lower by $16,000 for the three months ended March 31, 2007 than for the three months ended March 31, 2006. The decrease in interest income was attributable to the lower level of funds available for investment, as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities.

Other Income, Net
-----------------
     The unfavorable variance of $13,000 in other income, net for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily attributable a decrease in royalty income from a license agreement related to material handling equipment sales.

Income Tax Expense (Benefit)
---------------------------
     The Company recognized an income tax benefit of $128,000 during the three months ended March 31, 2007 compared to an income tax benefit of $86,000 during the three months ended March 31, 2006. The income tax benefit for the first quarter of 2007 was lower than statutory federal and state tax rates primarily due to the effect of tax-exempt interest on certain investments on the annualized effective rate. The income tax benefit for the first quarter of 2006 was higher than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes.

                            ------------------------

Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents and short-term investments at March 31, 2007 were $12,216,000, representing 75.6% of total assets, up from $12,072,000, or 72.1% of total assets, at December 31, 2006. The increase was primarily due to cash provided by operating activities totaling $481,000, partially offset by the repurchase and retirement of common stock totaling $317,000.

     Cash provided by operating activities totaling $481,000 during the three months ended March 31, 2007 was primarily due to:
     o a decrease in receivables in the amount of $1,409,000 primarily associated with collections on customer accounts.

     Partially offset by the following factors:
     o an increase in costs and estimated earnings in excess of billings in the amount of $363,000 in accordance with contractual requirements;
     o  a net loss in the amount of $268,000 for the first quarter of 2007;
     o an increase in prepaid expenses and other current assets in the amount of $254,000 primarily associated with payment of insurance premiums for the current year; and
     o a decrease in accounts payable in the amount of $124,000 associated with payments for purchases of goods and services rendered in accordance with job completion requirements.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------
     The Company's cash and cash equivalents and short-term investments at March 31, 2006 were $16,576,000, representing 74.3% of total assets, down from $17,397,000, or 77.0% of total assets, at December 31, 2005. The decrease was primarily due to cash used by operating activities totaling $761,000.

     Cash used by operating activities totaling $761,000 during the three months ended March 31, 2006 was primarily due to the following factors:
     o an increase in receivables in the amount of $698,000 in accordance with contractual requirements; and
     o a decrease in customers' deposits and billings in excess of costs and estimated earnings in the amount of $249,000 in accordance with contractual requirements.

     Partially offset by a decrease in costs and estimated earnings in excess of billings in the amount of $205,000 in accordance with contractual requirements.

     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. As of March 31, 2007, the Company did not have any borrowings under the line of credit facility; however, the leasing agreement associated with the Company's principal office is secured with a $200,000 letter of credit. Therefore, as of March 31, 2007, the amount of available line of credit was $4,800,000.

     The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivables and inventory. The Company was in compliance with all covenants as of March 31, 2007. The line of credit facility expires effective June 30, 2007. The Company expects to renew the line of credit facility under similar terms and conditions during 2007.

     The Company anticipates that its financial resources, consisting of cash and cash equivalents and short-term investments, cash generated from operations, and its line of credit, will be adequate to satisfy its future cash requirements through the next year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers.

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

                            ------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Contractual Obligations
-----------------------
     The Company's leases 25,000 square feet in Easton, Pennsylvania for use as its principal office. The leasing agreement requires fixed monthly rentals of $19,345 (with annual increases of 3%). The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit. The lease expires on February 21, 2008.

     Future contractual obligations and commercial commitments at March 31, 2007 as noted above are as follows:

                                                                              Payments Due by Period
                                                  ----------------------------------------------------------------------------------
                                  Total                2007            2008          2009         2010        2011       After 2011
                            -------------------   --------------   ------------  ------------ ----------- ------------  ------------
Contractual
obligations:
  Operating leases......        $  213,000            174,000          39,000           -            -           -             -
                            -------------------   --------------   ------------  ------------ ----------- ------------  ------------

  Total.................        $  213,000            174,000          39,000           -            -           -             -
                            ===================   ==============   ============  ============ =========== ============  ============

                                                                                Amount of Commitment
                                                                               Expiration Per Period
                               Total Amounts      ----------------------------------------------------------------------------------
                                 Committed             2007            2008          2009         2010        2011       After 2011
                            -------------------   --------------   ------------  ------------ ----------- ------------  ------------

Other commercial
commitments:
  Letters of credit.....        $  200,000                  -         200,000           -            -           -             -
                            ===================   ==============   ============  ============ =========== ============  ============

     The Company has an Executive Officer Severance Policy (the "Severance Policy") for executive officers without an employment agreement, which applies in the event that an executive officer is terminated by the Company for reasons other than "cause," as such term is defined in the Severance Policy. Under the Severance Policy, executive officers will receive a portion of their regular straight-time pay based on their position and length of service with the Company, medical coverage, and executive outplacement services. For further information, please refer to the Company's disclosure regarding the "Executive Officer Severance Policy" in Item 11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements
------------------------------
     As of March 31, 2007 the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), obligations (including contingent obligations) under a contract that would be accounted for as a derivative instrument, or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

Related Party Transactions
--------------------------
     From time to time, the Company enters into transactions with related parties. For further information, please refer to the Company's disclosure regarding "Commitments and Related Party Transactions" in Note 9 of the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Recently Issued Accounting Pronouncements
-----------------------------------------
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007, and the adoption did not have a material impact on the Company's financial statements.

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

                            ------------------------

Cautionary Statement
--------------------
     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities and Exchange Commission rules, regulations, and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Among other things, the forward-looking statements regard the Company's earnings, liquidity, financial condition, review of strategic alternatives, and other matters. Words or phrases denoting the anticipated results of future events, such as "anticipate," "does not anticipate," "should help to," "believe," "estimate," "is positioned," "expects," "may," "will," "will likely," "is expected to," "will continue," "should," "project," and similar expressions that denote uncertainty, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, such "forward-looking statements":
(1) as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports; (2) as a result of factors over which the Company has no control, including the strength of domestic and foreign economies, sales growth, competition, and certain costs increases; or (3) if the factors on which the Company's conclusions are based do not conform to the Company's expectations.

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


Item 4.       Controls and Procedures
-------       -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2007. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)  Change in Internal Control Over Financial Reporting

     There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company's fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION
                          ----------------------------


Item 1.       Legal Proceedings
-------       -----------------

     From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.


Item 1A.      Risk Factors
--------      ------------


     Item 1A, "Risk Factors," of our 2006 Form 10-K includes a detailed discussion of our risk factors. There have been no material changes in our Risk Factors from those disclosed in our annual report on Form 10-K for the year and December 31, 2006.


Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
-------       -----------------------------------------------------------

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended March 31, 2007:

----------------------------------------------------------------------------------------------------------
                                  Issuer Purchases of Equity Securities
----------------------------------------------------------------------------------------------------------
                                                             Total Number                   Approximate
                                              Average         of Shares      Approximate    Dollar Value
                                             Price Paid      Repurchased     Dollar Value    of Shares
                          Total              Per Share      as Part of a      of Shares     That May Yet
                          Number            (Including        Publicly        Purchased     Be Purchased
      Fiscal            of Shares            Brokerage        Announced       Under the      Under the
      Period           Repurchased          Commissions)       Program         Program        Program
----------------------------------------------------------------------------------------------------------
1/01/07 - 1/31/07         29,100               $ 5.61         29,100          $ 163,319     $ 1,287,270
2/01/07 - 2/28/07         15,750               $ 5.76         15,750          $  90,643     $ 1,196,627
3/01/07 - 3/31/07         11,000               $ 5.75         11,000          $  63,215     $ 1,133,412
                       ------------------------------------------------------------------
                          55,850               $ 5.68         55,850          $ 317,177
----------------------------------------------------------------------------------------------------------

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

     During the three months ended March 31, 2007, the Company repurchased 55,850 shares of common stock at a weighted average cost, including brokerage commissions, of $5.68 per share. Cash expenditures for the stock repurchases during the three months ended March 31, 2007 were $317,177. Through March 31, 2007, the Company repurchased 1,593,869 shares of common stock at a weighted average cost, including brokerage commissions, of $8.70 per share. Cash expenditures for the stock repurchases since the inception of the program were $13,866,588. As of March 31, 2007, $1,133,412 remained available for repurchases under the stock repurchase program.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
------        -----------------------------------------------------------
              (Continued)

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


Item 3.       Defaults Upon Senior Securities
-------       -------------------------------

     Not applicable.


Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

     Not applicable.


Item 5.       Other Information
-------       -----------------

     Not applicable.


Item 6.       Exhibits
-------       --------

     Exhibit No.      Description
     ----------       -----------

         10.39 Separation and Mutual Release Agreement dated February 20, 2007, by and between Paragon Technologies, Inc. and Joel Hoffner (incorporated by reference to Exhibit 10.39 to Form 8-K, filed on February 21, 2007).

         10.40 Consulting Agreement dated February 20, 2007, by and between Paragon Technologies, Inc. and Joel Hoffner (incorporated by reference to Exhibit 10.40 to Form 8-K, filed on February 21, 2007).

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

                              PARAGON TECHNOLOGIES, INC.



                              /s/ Leonard S. Yurkovic
                              --------------------------------------------------
                              Leonard S. Yurkovic
                              Acting CEO



                              /s/ Ronald J. Semanick
                              --------------------------------------------------
                              Ronald J. Semanick
                              Chief Financial Officer





Dated:          May 14, 2007
        --------------------------

                                  EXHIBIT INDEX
                                  -------------


     Exhibit No.      Description
     ----------       -----------

       10.39          Separation and Mutual Release  Agreement dated February
                         20, 2007, by and between Paragon Technologies, Inc. and Joel Hoffner (incorporated by reference to Exhibit
                         10.39 to Form 8-K, filed on February 21, 2007).

       10.40          Consulting  Agreement dated February 20, 2007, by and
                         between Paragon Technologies, Inc. and Joel Hoffner (incorporated by reference to Exhibit 10.40 to Form 8-K, filed on February 21, 2007).

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