Form 10-Q
period 2007-06-30
PARAGON TECHNOLOGIES INC
filed 2007-08-10
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                              -------------------

                                    FORM 10-Q

                              -------------------



           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 2007


                         Commission File Number: 1-15729
                                                 -------



                           PARAGON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)




           Delaware                                          22-1643428
--------------------------------------                --------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

600 Kuebler Road, Easton, Pennsylvania                         18040
--------------------------------------                --------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:         610-252-3205
                                                      --------------------------



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

The number of shares of the Registrant's Common Stock, $1.00 par value, outstanding as of August 6, 2007 was 2,769,192.

                       [PARAGON TECHNOLOGIES, INC. LOGO]





                           Paragon Technologies, Inc.
                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                        Number
                                                                                                       --------
PART I -- FINANCIAL INFORMATION

     Item 1.           Financial Statements:
                          Balance Sheets (Unaudited).............................................          1
                          Statements of Operations (Unaudited)...................................          3
                          Statements of Cash Flows (Unaudited)...................................          4
                          Notes to Financial Statements (Unaudited)..............................          6

     Item 2.           Management's Discussion and Analysis of Financial
                          Condition and Results of Operations....................................         17

     Item 3.           Quantitative and Qualitative Disclosures About Market Risk................         26

     Item 4.           Controls and Procedures...................................................         26


PART II -- OTHER INFORMATION

     Item 1.           Legal Proceedings.........................................................         27

     Item 1A.          Risk Factors..............................................................         27

     Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...............         27

     Item 3.           Defaults Upon Senior Securities...........................................         28

     Item 4.           Submission of Matters to a Vote of Security Holders.......................         28

     Item 5.           Other Information.........................................................         28

     Item 6.           Exhibits..................................................................         29


SIGNATURES.......................................................................................         30


EXHIBIT INDEX....................................................................................         31

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc.
Balance Sheets (Unaudited) (Continued)
June 30, 2007 and December 31, 2006
     (In Thousands, Except Share Data)


                                                                          June 30,                    December 31,
                                                                            2007                          2006
                                                                 --------------------------     ------------------------
Assets
------

Current assets:
   Cash and cash equivalents.......................                    $   2,296                          2,447
   Short-term investments..........................                        9,255                          9,625
                                                                 --------------------------     ------------------------
       Total cash and cash equivalents and
         short-term investments....................                       11,551                         12,072
                                                                 --------------------------     ------------------------

   Receivables:
     Trade.........................................                        2,437                          2,557
     Notes and other receivables...................                          464                            428
                                                                --------------------------     ------------------------
       Total receivables...........................                        2,901                          2,985
                                                                --------------------------     ------------------------

   Costs and estimated earnings in excess
     of billings...................................                        2,287                            444

   Inventories:
     Raw materials.................................                          159                            100
     Work-in-process...............................                          193                             29
     Finished goods................................                          444                            340
                                                                 --------------------------     ------------------------
       Total inventories...........................                          796                            469
                                                                 --------------------------     ------------------------

   Deferred income tax benefits....................                          274                            288
   Prepaid expenses and other current assets.......                          304                            112
                                                                 --------------------------     ------------------------
       Total current assets........................                       18,113                         16,370
                                                                 --------------------------     ------------------------

Property, plant and equipment, at cost:
   Machinery and equipment.........................                        1,238                          1,195
   Less:  accumulated depreciation.................                          974                            919
                                                                --------------------------     ------------------------
     Net property, plant and equipment.............                          264                            276
                                                                 --------------------------     ------------------------

Deferred income tax benefits.......................                          114                             96
Other assets.......................................                           10                             10
                                                                 --------------------------     ------------------------
Total assets.......................................                    $  18,501                         16,752
                                                                 ==========================     ========================


                 See accompanying notes to financial statements.



                                                                     (Continued)

-------       --------------------
Paragon Technologies, Inc.
Balance Sheets (Unaudited) (Continued)
June 30, 2007 and December 31, 2006
     (In Thousands, Except Share Data)


                                                                         June 30,                    December 31,
                                                                            2007                          2006
                                                                 --------------------------     ------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable................................                    $   3,017                          1,177
   Customers' deposits and billings
     in excess of costs and
     estimated earnings ...........................                        2,286                          1,394
   Accrued salaries, wages, and
     commissions...................................                           81                            132
   Income taxes payable............................                            -                            541
   Accrued product warranty........................                          190                            192
   Deferred gain on sale-leaseback.................                          110                            165
   Unearned support contract revenue...............                          264                            270
   Accrued other liabilities.......................                          333                            425
                                                                 --------------------------     ------------------------
       Total current liabilities...................                        6,281                          4,296
                                                                 --------------------------     ------------------------

Long-term liabilities:
   Income taxes payable............................                          576                              -
   Deferred gain on sale-leaseback.................                            -                             28
                                                                 --------------------------     ------------------------
       Total long-term liabilities.................                          576                             28
                                                                 --------------------------     ------------------------

Commitments and contingencies

Stockholders' equity:
    Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 2,769,192 shares as
       of June 30, 2007 and 2,873,891
       shares as of December 31, 2006..............                        2,769                          2,874
     Additional paid-in capital....................                        5,525                          5,720
     Retained earnings.............................                        3,350                          3,834
                                                                 --------------------------     ------------------------
       Total stockholders' equity..................                       11,644                         12,428
                                                                 --------------------------     ------------------------

       Total liabilities and stockholders' equity..                    $  18,501                         16,752
                                                                 ==========================     ========================


                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006
     (In Thousands, Except Share and Per Share Data)


                                                     Three Months Ended                               Six Months Ended
                                       --------------------------------------------  -----------------------------------------------
                                             June 30,               June 30,                June 30,                June 30,
                                               2007                   2006                    2007                    2006
                                       ---------------------- ---------------------  ----------------------- -----------------------
Net sales....................            $      6,019                  4,823                  9,626                   9,043
Cost of sales................                   4,544                  3,315                  7,221                   6,248
                                       ---------------------- ---------------------  ----------------------- -----------------------
Gross profit on sales........                   1,475                  1,508                  2,405                   2,795
                                       ---------------------- ---------------------  ----------------------- -----------------------

Selling, general and
   administrative expenses...                   1,536                  1,429                  2,940                   2,801
Product development costs....                      18                     60                     68                     216
Interest expense.............                       -                      -                      -                       1
Interest income..............                    (117)                  (148)                  (229)                   (276)
Other income, net............                      (3)                   (47)                   (19)                    (76)
                                       ---------------------- ---------------------  ----------------------- -----------------------
                                                1,434                  1,294                  2,760                   2,666
                                       ---------------------- ---------------------  ----------------------- -----------------------

Income (loss) before
   income taxes..............                      41                    214                   (355)                    129
Income tax expense
   (benefit).................                      30                     43                    (98)                    (43)
                                       ---------------------- ---------------------  ----------------------- -----------------------
Net income (loss)............            $         11                    171                   (257)                    172
                                       ====================== =====================  ======================= =======================

Basic earnings (loss)
   per share.................            $        .00                    .05                   (.09)                    .05
                                       ====================== =====================  ======================= =======================

Diluted earnings (loss)
   per share.................            $        .00                    .05                   (.09)                    .05
                                       ====================== =====================  ======================= =======================

Weighted average
   shares outstanding........               2,780,154              3,495,389              2,811,448               3,514,088
Dilutive effect of
   stock options.............                       -                  7,190                      -                   7,569
                                       ---------------------- ---------------------  ----------------------- -----------------------
Weighted average
   shares outstanding
   assuming dilution.........               2,780,154              3,502,579              2,811,448               3,521,657
                                       ====================== =====================  ======================= =======================

                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2007 and 2006
     (In Thousands, Except Share Data)


                                                                                               Six Months Ended
                                                                             -----------------------------------------------------
                                                                                     June 30,                    June 30,
                                                                                       2007                        2006
                                                                             -------------------------   -------------------------
Cash flows from operating activities:
   Net income (loss)....................................                            $   (257)                        172

   Adjustments to reconcile net income
     (loss) to net cash provided (used) by
     operating activities:
       Depreciation of plant and equipment..............                                  55                          47
       Loss on disposition of equipment.................                                   -                           2
       Amortization of deferred gain on sale-
         leaseback......................................                                 (83)                        (83)
       Stock-based compensation.........................                                   3                          18
       Deferred tax expenses............................                                  (4)                         14
       Change in operating assets and liabilities:
           Receivables..................................                                  84                         393
           Costs and estimated earnings in
              excess of billings........................                              (1,843)                         46
           Inventories..................................                                (327)                       (233)
           Prepaid expenses and other
              current assets............................                                (192)                         84
           Accounts payable.............................                               1,840                          56
           Customers' deposits and billings
              in excess of costs and estimated
              earnings..................................                                 892                        (179)
           Accrued salaries, wages, and
              commissions...............................                                 (51)                         46
           Income taxes payable.........................                                  72                         (59)
           Accrued product warranty.....................                                  (2)                         60
           Unearned support contract revenue............                                  (6)                          2
           Accrued other liabilities....................                                 (92)                        (21)
                                                                             -------------------------   -------------------------
  Net cash provided by operating activities............                                   89                         365
                                                                             -------------------------   -------------------------

Cash flows from investing activities:
   Proceeds from sales of short-term
     investments........................................                                 870                       4,210
   Purchases of short-term investments..................                                (500)                       (500)
   Purchases of property, plant and equipment...........                                 (43)                        (97)
                                                                             -------------------------   -------------------------
   Net cash provided (used) by investing
     activities.........................................                                 327                       3,613
                                                                             -------------------------   -------------------------

                 See accompanying notes to financial statements.


                                                                     (Continued)

-------       --------------------
Paragon Technologies, Inc.
Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended June 30, 2007 and 2006
     (In Thousands, Except Share Data)

                                                                                               Six Months Ended
                                                                             -----------------------------------------------------
                                                                                     June 30,                    June 30,
                                                                                       2007                        2006
                                                                             -------------------------   -------------------------

Cash flows from financing activities:
   Repurchase and retirement of
     common stock.......................................                                (567)                     (1,861)
                                                                             -------------------------   -------------------------
       Net cash used by
         financing activities...........................                                (567)                     (1,861)
                                                                             -------------------------   -------------------------

   Increase (decrease) in cash and
     cash equivalents...................................                                (151)                      2,117
   Cash and cash equivalents,
     beginning of period................................                               2,447                         687
                                                                             -------------------------   -------------------------
   Cash and cash equivalents,
     end of period......................................                            $  2,296                       2,804
                                                                             =========================   =========================

   Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
         Interest expense...............................                            $      -                           1
                                                                             =========================   =========================
         Income taxes...................................                            $    (24)                       (371)
                                                                             =========================   =========================


                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006


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

     A roll-forward of warranty activities is as follows (in thousands):

                                Beginning           Additions (Reductions)                            Ending
                                 Balance                 Charged to                                   Balance
                                January 1            Costs and Expenses             Deductions        June 30
                            ------------------   ---------------------------   -------------------  ------------
2007...................          $  192                      60                        (62)             190
2006...................          $  189                      91                        (31)             249

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006


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

                         ------------------------------

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006


(4)  Business Operations (Continued)
     -------------------
     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales during the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

     For the three months ended June 30, 2007 and 2006:

                                                           June 30, 2007                              June 30, 2006
                                              ----------------------------------------    ---------------------------------------
                                                                        % of Total                                % of Total
                                                     Sales                 Sales               Sales                 Sales
                                              -------------------    -----------------    -----------------    ------------------
     Systems sales......................          $  5,061                  84.1%            $  4,140                85.8%
     Aftermarket sales..................               958                  15.9%                 683                14.2%
                                              -------------------    -----------------    -----------------    ------------------
        Total sales.....................          $  6,019                 100.0%            $  4,823               100.0%
                                              ===================    =================    =================    ==================

     For the six months ended June 30, 2007 and 2006:

                                                           June 30, 2007                              June 30, 2006
                                              ----------------------------------------    ---------------------------------------
                                                                        % of Total                                % of Total
                                                     Sales                 Sales               Sales                 Sales
                                              -------------------    -----------------    -----------------    ------------------
     Systems sales......................          $  7,922                  82.3%            $  7,431                82.2%
     Aftermarket sales..................             1,704                  17.7%               1,612                17.8%
                                              -------------------    -----------------    -----------------    ------------------
       Total sales......................          $  9,626                 100.0%            $  9,043               100.0%
                                              ===================    =================    =================    ==================

     The Company's products are sold worldwide through its own sales personnel. Domestic and international sales during the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

     For the three months ended June 30, 2007 and 2006:

                                                           June 30, 2007                              June 30, 2006
                                              ----------------------------------------    ---------------------------------------
                                                                        % of Total                                % of Total
                                                     Sales                 Sales               Sales                 Sales
                                              -------------------    -----------------    -----------------    ------------------
     Domestic sales.....................          $  5,889                  97.8%            $  4,712                97.7%
     International sales................               130                   2.2%                 111                 2.3%
                                              -------------------    -----------------    -----------------    ------------------
        Total sales.....................          $  6,019                 100.0%            $  4,823               100.0%
                                              ===================    =================    =================    ==================

     For the six months ended June 30, 2007 and 2006:

                                                           June 30, 2007                              June 30, 2006
                                              ----------------------------------------    ---------------------------------------
                                                                        % of Total                                % of Total
                                                     Sales                 Sales               Sales                 Sales
                                              -------------------    -----------------    -----------------    ------------------
     Domestic sales.....................          $  8,945                  92.9%            $  8,901                98.4%
     International sales................               681                   7.1%                 142                 1.6%
                                               -------------------    -----------------    -----------------    ------------------
        Total sales.....................          $  9,626                 100.0%            $  9,043               100.0%
                                               ===================    =================    =================    ==================

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006


(4)  Business Operations (Continued)
     -------------------
     Sales from external customers for each of the Company's products during the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

     For the three months ended June 30, 2007 and 2006:

                                                           June 30, 2007                              June 30, 2006
                                              ----------------------------------------    ---------------------------------------
                                                                        % of Total                                % of Total
                                                     Sales                 Sales               Sales                 Sales
                                              -------------------    -----------------    -----------------    ------------------
     LO-TOW(R)  sales...................          $  2,129                  35.4%            $  1,225                25.4%
     CARTRAC(R) sales...................                 -                    -                   718                14.9%
     DISPEN-SI-MATIC(TM),
        SINTHESIS(TM), and
        related order fulfillment
        sales...........................             2,931                  48.7%               2,197                45.5%
     Other sales........................                 1                    -                     -                  -
     Aftermarket sales..................               958                  15.9%                 683                14.2%
                                              -------------------    -----------------    -----------------    ------------------
        Total sales.....................          $  6,019                 100.0%            $  4,823               100.0%
                                              ===================    =================    =================    ==================

     For the six months ended June 30, 2007 and 2006:

                                                           June 30, 2007                              June 30, 2006
                                              ----------------------------------------    ---------------------------------------
                                                                        % of Total                                % of Total
                                                     Sales                 Sales               Sales                 Sales
                                              -------------------    -----------------    -----------------    ------------------
     LO-TOW(R)  sales...................          $  3,407                  35.4%            $  2,571                28.4%
     CARTRAC(R) sales...................                54                    .5%                 912                10.1%
     DISPEN-SI-MATIC(TM),
        SINTHESIS(TM), and
        related order fulfillment
        sales...........................             4,427                  46.0%               3,948                43.7%
     Other sales........................                34                    .4%                   -                  -
     Aftermarket sales..................             1,704                  17.7%               1,612                17.8%
                                              -------------------    -----------------    -----------------    ------------------
        Total sales.....................          $  9,626                 100.0%            $  9,043               100.0%
                                              ===================    =================    =================    ==================


     All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States.

     The Company's backlog of orders at June 30, 2007 and June 30, 2006 were $10,730,000 and $8,292,000, respectively.

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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006


(5)  Recently Issued Accounting Pronouncements
     -----------------------------------------
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007 as described in Note 11 of the Notes to Financial Statements.

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

     In accordance with SFAS No. 13 and SFAS No. 28, the leaseback does not meet the criteria for classification as a capital lease; hence, it is classified as an operating lease. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The seller-lessee (Company) retained more than a minor part (25,000 square feet) but less than substantially all of the use of the property (173,000 square feet) through the leaseback and realized a profit on the sale in excess of the present value of the minimum lease payments over the lease term. The present value of the stream of lease payments utilizing the Company's incremental borrowing rate of 10.0% was $826,000. The $826,000 of deferred profit is amortized in equal amounts as a reduction in rent expense over the five-year term of the lease. During the three months ended June 30, 2007 and 2006, $42,000 and $41,000, respectively, of the deferred gain was recognized. During the six months ended June 30, 2007 and 2006, $83,000 and $83,000, respectively, of the deferred gain was recognized.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006


(7)  Line of Credit
     --------------
     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. As of June 30, 2007, the Company did not have any borrowings under the line of credit facility; however, the leasing agreement associated with the Company's principal office is secured with a $200,000 letter of credit. Therefore, as of June 30, 2007, the amount of available line of credit was $4,800,000.

     The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivables and inventory. The Company was in compliance with all covenants as of June 30, 2007. The line of credit facility expires effective June 30, 2008.


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

     During the three months ended June 30, 2007, the Company repurchased 43,849 shares of common stock at a weighted average cost, including brokerage commissions, of $5.69 per share. During the six months ended June 30, 2007, the Company repurchased 99,699 shares of common stock at a weighted average cost, including brokerage commissions, of $5.68 per share. Cash expenditures for the stock repurchases during the three and six months ended June 30, 2007 were $249,555 and $566,732, respectively. Through June 30, 2007, the Company repurchased 1,637,718 shares of common stock at a weighted average cost, including brokerage commissions, of $8.62 per share. Cash expenditures for the stock repurchases since the inception of the program were $14,116,143. As of June 30, 2007, $883,857 remained available for repurchases under the stock repurchase program.

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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006


(9)  Unearned Support Contract Revenue
     ---------------------------------
     The Company offers its Order Fulfillment customers one-year support contracts for an annual service fee. The support contracts cover a customer's single distribution center or warehouse where the Company's products are installed. As part of its support contracts, the Company provides analysis, consultation, and technical information to the customer's personnel on matters relating to the operation of its Order Fulfillment System and related equipment and/or peripherals.

     The Company records advance payments for unearned support contracts in the balance sheet as a current liability. Revenue on individual support contracts is deferred and recognized on a straight-line basis over the one-year term of each individual support contract.


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

     The expense associated with stock-based compensation arrangements is a non-cash charge. In the Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income (loss) to cash provided
     (used) by operating activities. SFAS No. 123R requires that certain cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. For the six months ended June 30, 2007 and for the year ended December 31, 2006, no excess tax benefits were generated.

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

     Under the Company's ECP, officers, directors, and key employees have been granted options to purchase shares of common stock at the market price at the date of grant. Options vest in four equal annual installments beginning on the first anniversary of the date of grant; thus, at the end of four years, the options are fully exercisable. Vested stock option awards may be exercised through payment of cash, exchange of mature shares, or through a broker. As of June 30, 2007, 7,500 options are outstanding under the plan, and all options have a term of seven years.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006


(10) Stock-Based Compensation (Continued)
     ------------------------
     Stock-based compensation expense recognized during the three months ended June 30, 2007 and 2006 for stock-based compensation programs was $6,000 and $10,000, respectively. Stock-based compensation expense recognized during the three months ended June 30, 2007 and 2006 consisted of expensing $1,000 and $2,000, respectively, for employee stock options, and $0 and $0, respectively, for directors' stock options, and $5,000 and $8,000, respectively, for nonvested stock.

     Stock-based compensation expense recognized during the six months ended June 30, 2007 and 2006 for stock-based compensation programs was $3,000 and $18,000, respectively. Stock-based compensation expense recognized during the six months ended June 30, 2007 and 2006 consisted of expensing $3,000 and $3,000, respectively, for employee stock options, and $0 and $5,000, respectively, for directors' stock options, and $0 and $10,000 respectively, for nonvested stock.

     All of the stock-based compensation expense recognized was a component of selling, general and administrative expenses. Income was recognized during the three months ended March 31, 2007 as a result of the forfeiture of 5,000 shares of nonvested stock due to the resignation of Mr. Hoffner from the Company effective March 1, 2007.

     Stock Options
     A summary of stock option activity is presented below:

                                                                                       Weighted
                                                                                       Average
                                                                    Weighted          Remaining
                                                                    Average           Contractual       Aggregate
                                                                    Exercise             Term           Intrinsic
                                                  Options            Price            (In Years)          Value
                                              --------------    ----------------    ---------------    -----------
Outstanding at January 1, 2007...........          32,500            $  8.89
  Granted................................               -                -
  Exercised..............................               -                -
  Forfeited..............................         (25,000)              8.56
                                               -------------     ---------------
Outstanding at June 30, 2007.............           7,500            $ 10.01              5.7           $ 19,500
                                               =============     ===============

Exercisable at June 30, 2007.............           1,875            $ 10.01              5.7           $  4,875

     There were no stock options granted during the six months ended June 30, 2007.

     The compensation expense charged against income during the three months ended June 30, 2007 and 2006 for stock options was $1,000 and $2,000, respectively. The compensation expense charged against income during the six months ended June 30, 2007 and 2006 for stock options was $3,000 and $8,000, respectively. The total compensation expense of $23,000 is expected to be recognized on the straight-line basis over the stated vesting period consistent with the terms of the arrangement. As of June 30, 2007, there is unrecognized compensation cost of $13,000 on the stock option awards which will be recognized over the next 2.7 years.

     As of December 31, 2005, there were no unvested employee stock options. Therefore, no compensation cost related to stock options granted to employees prior to January 1, 2006 was recognized.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006


(10) Stock-Based Compensation (Continued)
     ------------------------

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

     A summary of nonvested stock activity is presented below:

                                                                   Nonvested               Grant Date
                                                                    Shares                 Fair Value
                                                               -------------------     -------------------
Nonvested at January 1, 2007..............................           12,500                  $ 10.01
   Granted................................................                -                      -
   Vested.................................................                -                      -
   Forfeited..............................................           (5,000)                   10.01
                                                               -------------------     -------------------
Nonvested at June 30, 2007................................            7,500                  $ 10.01
                                                               ===================     ===================

     The compensation expense recognized during the three months ended June 30, 2007 and 2006 for nonvested stock awards was $5,000 and $8,000, respectively. The compensation expense recognized during the six months ended June 30, 2007 and 2006 for nonvested stock awards was $0 and $10,000, respectively. The total compensation cost of $75,000 is expected to be recognized on the straight-line basis over the four-year vesting period consistent with the terms of the arrangement. As of June 30, 2007, there is unrecognized compensation cost of $50,000 on the nonvested stock awards which will be recognized over the next 2.7 years.


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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006


(11) Income Taxes (Continued)
     ------------

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

     The Company recognizes interest and penalties to income tax matters in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $117,000 ($80,000, net of federal benefit) for potential interest and penalties at January 1, 2007 which is included as a component of the $692,000 unrecognized tax benefit noted above. During the three and six months ended June 30, 2007, there was no material change in the unrecognized tax benefits or the amount of accrued interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

     The Company estimates that the total unrecognized tax benefits may decrease by approximately $350,000 due to the expiration of statutes of limitations prior to June 30, 2008.

     With few exceptions, the Company is no longer subject to examination by major taxing authorities and jurisdictions (including U.S. Federal) for years prior to 2003.

     The Company recognized income tax expense of $30,000 during the three months ended June 30, 2007 compared to income tax expense of $43,000 during the three months ended June 30, 2006. Income tax expense for the three months ended June 30, 2007 was higher than statutory federal and state tax rates primarily due to an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2007. Income tax expense for the three months ended June 30, 2006 was lower than statutory federal and state tax rates primarily due to the effect of tax-exempt interest on certain investments on the annualized effective rate.

     The Company recognized an income tax benefit of $98,000 during the six months ended June 30, 2007 compared to an income tax benefit of $43,000 during the six months ended June 30, 2006. The income tax benefit for the six months ended June 30, 2007 was lower than statutory federal and state tax rates primarily due to the effect of tax-exempt interest on certain investments on the annualized effective rate. The income tax benefit for the six months ended June 30, 2006 was higher than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes and the effect of tax-exempt interest on certain investments on the annualized effective rate.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006


(12) Legal Proceedings
     -----------------
     From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.


(13) Subsequent Events
     -----------------
     On August 1, 2007, Mr. L. Jack Bradt retired as a director of the Company.

     At the Annual Meeting of Stockholders held on August 1, 2007, the stockholders did not approve the Company's 2007 Equity Incentive Plan.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended June 30, 2007, and the cautionary statements and consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports.


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


                         ------------------------------


Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises and falls, the Company may see a corresponding change in the rate of new orders, and therefore, a corresponding change in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the six months ended June 30, 2007, and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002:

                                                  Six Months
                                                    Ended                           Year Ended December 31,
                                                   June 30,     ---------------------------------------------------------------
(Dollars in Thousands)                               2007            2006         2005        2004         2003         2002
                                                --------------  ---------------------------------------------------------------
Backlog of orders - Beginning............          $  5,932          6,918        5,514       4,052        4,834        7,666
   Add: orders...........................            14,424         16,802       18,080      13,164       11,301       12,074
   Less: sales...........................             9,626         17,788       16,676      11,702       12,083       14,906
                                               --------------   ---------------------------------------------------------------
Backlog of orders - Ending...............          $ 10,730          5,932        6,918       5,514        4,052        4,834
                                               ==============   ===============================================================

Capacity Utilization(1)..................             81.4%          81.7%        80.2%       78.1%        76.1%        74.8%

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Current Ratio
     -------------
     Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio as of June 30, 2007 and as of December 31, 2006, 2005, 2004, 2003, and 2002:

                                                                                      As of December 31,
                                      As of June 30,          ---------------------------------------------------------------
(Dollars in Thousands)                    2007                    2006         2005         2004         2003         2002
                                 -------------------------    -----------  -----------   ----------   ----------   ----------
Current assets...............          $  18,113                 16,370       22,134       14,249       14,720       15,444
                                 -------------------------    -----------  -----------   ----------   ----------   ----------
Current liabilities..........          $   6,281                  4,296        5,337        7,355        9,583        9,416

Current ratio................               2.88                   3.81         4.15         1.94         1.54         1.64

     Debt to Equity Ratio
     --------------------
     With an emphasis on generating cash flows to eliminate the Company's senior and subordinated debt, the Company eliminated its financial leverage in 2003 as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the absence of debt provides greater protection for its stockholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio as of June 30, 2007 and as of December 31, 2006, 2005, 2004, 2003, and 2002 and also includes the number of shares outstanding at the end of each fiscal period:

                                                                                 As of December 31,
                                   As of June 30,       -------------------------------------------------------------
(Dollars in Thousands)                 2007                2006         2005         2004         2003         2002
                                 ------------------     ---------    ---------    ---------    ---------    ---------
Current installments of
  long-term debt.............        $       -                  -            -            -            -        1,437
Long-term debt...............                -                  -            -            -            -        7,263
                                 ------------------     ---------    ---------    ---------    ---------    ----------
Total debt...................                -                  -            -            -            -        8,700
                                 ------------------     ---------    ---------    ---------    ---------    ---------
Total stockholders'
  equity (1).................        $  11,644             12,428       17,066       23,308       22,061       17,885
                                 ==================     =========    =========    =========    =========    =========

Debt to equity ratio.........                -                   -            -            -            -         .49

Number of shares
  outstanding at the
  end of the fiscal
  period.....................        2,769,192          2,873,891    3,539,019    4,265,310    4,277,595    4,256,098

(1) During the six months ended June 30, 2007, the Company repurchased 99,699 shares of common stock at a weighted average cost, including brokerage commissions, of $5.68 per share. Cash expenditures for the stock repurchases during the six months ended June 30, 2007 were $566,732.

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

                         ------------------------------

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

     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of June 30, 2007, there are no contracts that are anticipated to result in a loss.

     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company has not had any significant cost overruns resulting in loss of profits during the six months ended June 30, 2007.

     Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, typically two percent of the cost of the system being sold, and a detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The warranty reserve as of June 30, 2007 was $190,000.

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

                         ------------------------------

(a) Results of Operations - Six Months Ended June 30, 2007 Compared to the Six
    --------------------------------------------------------------------------
    Months Ended June 30, 2006
    --------------------------

Earnings Summary
----------------
     The Company had a net loss of $257,000 (or $0.09 basic loss per share) for the six months ended June 30, 2007, compared to net income of $172,000 (or $0.05 basic earnings per share) for the six months ended June 30, 2006. The decrease in net income was primarily due to:
     o a decrease during the first half of 2007 in gross profit of $390,000 as described below;
     o an increase in selling, general and administrative expenses of $139,000 as described below;
     o a decrease of $47,000 in interest income attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities; and
     o a decrease of $57,000 in other income, net attributable to a decrease in royalty income from a license agreement related to material handling equipment sales.

     Partially offsetting the above decrease in net income was a decrease in product development costs of $148,000 as described below.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                     2007                      2006
                                                            -----------------------   -----------------------
Net sales..............................................         $  9,626,000                 9,043,000
Cost of sales..........................................            7,221,000                 6,248,000
                                                            -----------------------   -----------------------
Gross profit on sales..................................         $  2,405,000                 2,795,000
                                                            =======================   =======================

Gross profit as a percentage of sales..................                25.0%                     30.9%
                                                            =======================   =======================

     The increase in sales was associated with a larger amount of orders received during the first half of 2007 when compared to the amount of orders received during the first half of 2006. Contributing to the increase in sales was progress made on contracts received during the first half of 2007 in accordance with contract completion requirements.

     Gross profit, as a percentage of sales, for the six months ended June 30, 2007, when compared to the six months ended June 30, 2006, was unfavorably impacted by 2.4% due to product mix and by 3.5% due to the reduced absorption of overhead costs.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(a) Results of Operations - Six Months Ended June 30, 2007 Compared to the Six
    --------------------------------------------------------------------------
    Months Ended June 30, 2006 (Continued)
    --------------------------

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $2,940,000 were higher by $139,000 for the six months ended June 30, 2007 than for the six months ended June 30, 2006. The increase was attributable to the addition of resources aimed at expanding the customer base and costs associated with sales efforts in response to quoting and sales activities totaling $257,000, and an increase of $21,000 in professional fees and consulting services. Partially offsetting the aforementioned unfavorable variance was a decrease of $128,000 in marketing expenses primarily associated with product promotion and trade shows.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $68,000 were lower by $148,000 for the six months ended June 30, 2007 than for the six months ended June 30, 2006. Development programs in the six months ended June 30, 2007 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts during the six months ended June 30, 2007 included voice-directed replenishment and DISPEN-SI-MATIC(R) software enhancements aimed at promoting workplace efficiencies for the Company's customers.

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

Interest Income
---------------
     Interest income of $229,000 was lower by $47,000 for the six months ended June 30, 2007 than for the six months ended June 30, 2006. The decrease in interest income was attributable to the lower level of funds available for investment, as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities.

Other Income, Net
-----------------
     The unfavorable variance of $57,000 in other income, net for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily attributable to a decrease in royalty income from a license agreement related to material handling equipment sales.

Income Tax Expense (Benefit)
---------------------------
     The Company recognized an income tax benefit of $98,000 during the six months ended June 30, 2007 compared to an income tax benefit of $43,000 during the six months ended June 30, 2006. The income tax benefit for the six months ended June 30, 2007 was lower than statutory federal and state tax rates primarily due to the effect of tax-exempt interest on certain investments on the annualized effective rate. The income tax benefit for the six months ended June 30, 2006 was higher than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes and the effect of tax-exempt interest on certain investments on the annualized effective rate.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(b) Results of Operations - Three Months Ended June 30, 2007 Compared to the
    ------------------------------------------------------------------------
    Three Months Ended June 30, 2006
    --------------------------------

Earnings Summary
----------------
     The Company had net income of $11,000 (or $0.00 basic earnings per share) for the three months ended June 30, 2007, compared to net income of $171,000 (or $0.05 basic earnings per share) for the three months ended June 30, 2006. The decrease in net income was primarily due to:
     o a decrease during the second quarter of 2007 in gross profit of $33,000 as described below;
     o an increase in selling, general and administrative expenses of $107,000 as described below;
     o a decrease of $31,000 in interest income attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities; and
     o a decrease of $44,000 in other income, net attributable to a decrease in royalty income from a license agreement related to material handling equipment sales.

     Partially offsetting the above decrease in net income was a decrease in product development costs of $42,000 as described below.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                       2007                      2006
                                                              -----------------------   -----------------------
Net sales..............................................           $  6,019,000                 4,823,000
Cost of sales..........................................              4,544,000                 3,315,000
                                                              -----------------------   -----------------------
Gross profit on sales..................................           $  1,475,000                 1,508,000
                                                              =======================   =======================

Gross profit as a percentage of sales..................                  24.5%                     31.3%
                                                              =======================   =======================

     The increase in sales was associated with a larger amount of orders received during the first half of 2007 when compared to the amount of orders received during the first half of 2006. Contributing to the increase in sales was progress made on contracts received during the first half of 2007 in accordance with contract completion requirements.

     Gross profit, as a percentage of sales, for the three months ended June 30, 2007, when compared to the three months ended June 30, 2006, was unfavorably impacted by 4.0% due to product mix and by 2.8% due to the reduced absorption of overhead costs.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $1,536,000 were higher by $107,000 for the three months ended June 30, 2007 than for the three months ended June 30, 2006. The increase was attributable to the addition of resources aimed at expanding the customer base and costs associated with sales efforts in response to quoting and sales activities totaling $124,000, and an increase of $39,000 in professional fees and consulting services. Partially offsetting the aforementioned unfavorable variance was a decrease of $66,000 in marketing expenses primarily associated with product promotion and trade shows.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(b) Results of Operations - Three Months Ended June 30, 2007 Compared to the
    ------------------------------------------------------------------------
    Three Months Ended June 30, 2006 (Continued)
    --------------------------------

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $18,000 were lower by $42,000 for the three months ended June 30, 2007 than for the three months ended June 30, 2006. Development programs in the three months ended June 30, 2007 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts during the three months ended June 30, 2007 included voice-directed replenishment enhancements.

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

Interest Income
---------------
     Interest income of $117,000 was lower by $31,000 for the three months ended June 30, 2007 than for the three months ended June 30, 2006. The decrease in interest income was attributable to the lower level of funds available for investment, as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities.

Other Income, Net
-----------------
     The unfavorable variance of $44,000 in other income, net for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily attributable to a decrease in royalty income from a license agreement related to material handling equipment sales.

Income Tax Expense (Benefit)
---------------------------
     The Company recognized income tax expense of $30,000 during the three months ended June 30, 2007 compared to income tax expense of $43,000 during the three months ended June 30, 2006. Income tax expense for the three months ended June 30, 2007 was higher than statutory federal and state tax rates primarily due to an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2007. Income tax expense for the three months ended June 30, 2006 was lower than statutory federal and state tax rates primarily due to the effect of tax-exempt interest on certain investments on the annualized effective rate.

                         ------------------------------

Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents and short-term investments at June 30, 2007 were $11,551,000, representing 62.4% of total assets, down from $12,072,000, or 72.1% of total assets, at December 31, 2006. The decrease was primarily due to the repurchase and retirement of common stock totaling $567,000.

     The Company's cash and cash equivalents and short-term investments at June 30, 2006 were $15,804,000, representing 76.2% of total assets, down from $17,397,000, or 77.0% of total assets, at December 31, 2005. The decrease was primarily due to the repurchase and retirement of common stock of $1,861,000, partially offset by cash provided by operating activities totaling $365,000.

     Cash provided by operating activities totaling $365,000 during the six months ended June 30, 2006 was primarily due to a decrease in receivables in the amount of $393,000, primarily associated with the collection of an income tax refund.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------

     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. As of June 30, 2007, the Company did not have any borrowings under the line of credit facility; however, the leasing agreement associated with the Company's principal office is secured with a $200,000 letter of credit. Therefore, as of June 30, 2007, the amount of available line of credit was $4,800,000.

     The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivables and inventory. The Company was in compliance with all covenants as of June 30, 2007. The line of credit facility expires effective June 30, 2008.

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

     Future contractual obligations and commercial commitments at June 30, 2007 as noted above are as follows:

                                                                         Payments Due by Period
                                ---------------    ----------------------------------------------------------------------
                                     Total            2007        2008        2009        2010        2011     After 2011
                                ---------------    ---------   ---------   ---------   ---------   ---------   ----------
Contractual
obligations:
  Operating leases...........      $ 155,000        116,000      39,000           -           -           -            -
  Unrecognized
     tax benefits............        576,000        329,000      32,000      95,000     120,000           -            -
                                ---------------    ---------   ---------   ---------   ---------   ---------   ----------

  Total......................      $ 731,000        445,000      71,000      95,000     120,000           -            -
                                ===============    =========   =========   =========   =========   =========   ==========

                                                                           Amount of Commitment
                                                                          Expiration Per Period
                                  Total Amount     -----------------------------------------------------------------------
                                   Committed          2007        2008        2009        2010        2011     After 2011
                                ---------------    ---------   ---------   ---------   ---------   ---------   ----------
Other commercial
commitments:
  Letters of credit..........      $ 200,000              -     200,000           -           -           -            -
                                ===============    =========   =========   =========   =========   =========   ==========

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Contractual Obligations (Continued)
-----------------------
     The Company has an Executive Officer Severance Policy (the "Severance Policy") for executive officers without an employment agreement, which applies in the event that an executive officer is terminated by the Company for reasons other than "cause," as such term is defined in the Severance Policy. Under the Severance Policy, executive officers will receive a portion of their regular straight-time pay based on their position and length of service with the Company, medical coverage, and executive outplacement services. For further information, please refer to the Company's disclosure regarding the "Executive Officer Severance Policy" in Item 11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements
------------------------------
     As of June 30, 2007 the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), obligations (including contingent obligations) under a contract that would be accounted for as a derivative instrument, or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

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

Recently Issued Accounting Pronouncements
-----------------------------------------
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007 as described in Note 11 of the Notes to Financial Statements.

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

                         -----------------------------

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


Item 4.       Controls and Procedures
-------       -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2007. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)  Change in Internal Control Over Financial Reporting

     There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company's fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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


Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
-------       -----------------------------------------------------------

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended June 30, 2007:


-----------------------------------------------------------------------------------------------------------------
                                       Issuer Purchases of Equity Securities
-----------------------------------------------------------------------------------------------------------------
                                      Average         Total Number        Approximate         Approximate
                                    Price Paid          of Shares         Dollar Value       Dollar Value
                       Total         Per Share        Repurchased          of Shares           of Shares
                       Number       (Including        as Part of a         Purchased         That May Yet
     Fiscal           of Shares      Brokerage      Publicly Announced     Under the         Be Purchased
     Period          Repurchased    Commissions)         Program            Program        Under the Program
-----------------------------------------------------------------------------------------------------------------
4/01/07 - 4/30/07      43,849         $ 5.69             43,849            $ 249,555           $ 883,857
5/01/07 - 5/31/07           -         $   -                   -            $       -           $ 883,857
6/01/07 - 6/30/07           -         $   -                   -            $       -           $ 883,857
                    ---------------------------------------------------------------------
                       43,849         $ 5.69             43,849            $ 249,555
-----------------------------------------------------------------------------------------------------------------

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

     During the three months ended June 30, 2007, the Company repurchased 43,849 shares of common stock at a weighted average cost, including brokerage commissions, of $5.69 per share. During the six months ended June 30, 2007, the Company repurchased 99,699 shares of common stock at a weighted average cost, including brokerage commissions, of $5.68 per share. Cash expenditures for the stock repurchases during the three and six months ended June 30, 2007 were $249,555 and $566,732, respectively. Through June 30, 2007, the Company repurchased 1,637,718 shares of common stock at a weighted average cost, including brokerage commissions, of $8.62 per share. Cash expenditures for the stock repurchases since the inception of the program were $14,116,143. As of June 30, 2007, $883,857 remained available for repurchases under the stock repurchase program.

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


Item 3.       Defaults Upon Senior Securities
-------       -------------------------------

     Not applicable.


Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

     Not applicable.


Item 5.       Other Information
-------       -----------------

     Not applicable.

Item 6.       Exhibits
-------       --------

     Exhibit No.      Description
     -----------      -----------

         10.41 Renewal Agreement for the Promissory Note related to the Line of Credit entered into June 20, 2007 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (filed herewith).

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

                          PARAGON TECHNOLOGIES, INC.



                          /s/ Leonard S. Yurkovic
                          -----------------------------------------------
                          Leonard S. Yurkovic
                          Acting CEO



                          /s/ Ronald J. Semanick
                          -----------------------------------------------
                          Ronald J. Semanick
                          Chief Financial Officer





Dated:          August 10, 2007
                ---------------

                                  EXHIBIT INDEX
                                  -------------


     Exhibit No.      Description
     -----------      -----------

       10.41          Renewal Agreement for the Promissory Note related to the
                         Line of Credit entered into June 20, 2007 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (filed herewith).

       31.1           Certification by Chief Executive Officer pursuant to
                         Rule 13a-14(a) and 15d-14(a), as adopted pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002 signed by Leonard S. Yurkovic, Acting CEO (filed herewith).

       31.2           Certification by Chief Financial Officer pursuantto Rule
                         13a-14(a) and  15d-14(a),  as adopted  pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002 signed by Ronald J. Semanick, Chief Financial Officer and Vice President - Finance and Treasurer (filed herewith).

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