Form 10-Q
period 2007-09-30
PARAGON TECHNOLOGIES INC
filed 2007-11-13
CIK 90045

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


                For The Quarterly Period Ended September 30, 2007


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

The number of shares of the Registrant's Common Stock, $1.00 par value, outstanding as of November 6, 2007 was 2,769,192.

                       [PARAGON TECHNOLOGIES, INC. LOGO]





                           Paragon Technologies, Inc.
                                TABLE OF CONTENTS

                                                                                               Page
                                                                                              Number
                                                                                             --------

PART I -- FINANCIAL INFORMATION

     Item 1.      Financial Statements:
                     Balance Sheets (Unaudited).........................................         1
                     Statements of Operations (Unaudited)...............................         3
                     Statements of Cash Flows (Unaudited)...............................         4
                     Notes to Financial Statements (Unaudited)..........................         6

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................        17

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk............        27

     Item 4.      Controls and Procedures...............................................        27



PART II -- OTHER INFORMATION

     Item 1.      Legal Proceedings.....................................................        28

     Item 1A.     Risk Factors..........................................................        28

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds...........        28

     Item 3.      Defaults Upon Senior Securities.......................................        29

     Item 4.      Submission of Matters to a Vote of Security Holders...................        29

     Item 5.      Other Information.....................................................        29

     Item 6.      Exhibits..............................................................        30



SIGNATURES..............................................................................        31



EXHIBIT INDEX...........................................................................        32

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc.
Balance Sheets (Unaudited)
September 30, 2007 and December 31, 2006
     (In Thousands, Except Share Data)


                                                               September 30,         December 31,
                                                                   2007                  2006
                                                            -------------------    ------------------
Assets
------

Current assets:
   Cash and cash equivalents.......................             $   3,671                  2,447
   Short-term investments..........................                 6,780                  9,625
                                                            -------------------    ------------------
       Total cash and cash equivalents and
         short-term investments....................                10,451                 12,072
                                                            -------------------    ------------------

   Receivables:
     Trade.........................................                 4,098                  2,557
     Notes and other receivables...................                   455                    428
                                                            -------------------    ------------------
       Total receivables...........................                 4,553                  2,985
                                                            -------------------    ------------------

   Costs and estimated earnings in excess
     of billings...................................                 1,591                    444

   Inventories:
     Raw materials.................................                   127                    100
     Work-in-process...............................                    46                     29
     Finished goods................................                   506                    340
                                                            -------------------    ------------------
       Total inventories...........................                   679                    469
                                                            -------------------    ------------------

   Deferred income tax benefits....................                   338                    288
   Prepaid expenses and other current assets.......                   184                    112
                                                            -------------------    ------------------
       Total current assets........................                17,796                 16,370
                                                            -------------------    ------------------

Property, plant and equipment, at cost:
   Machinery and equipment.........................                 1,291                  1,195
   Less:  accumulated depreciation.................                   990                    919
                                                            -------------------    ------------------
     Net property, plant and equipment.............                   301                    276
                                                            -------------------    ------------------

Deferred income tax benefits.......................                    77                     96
Other assets.......................................                     6                     10
                                                            -------------------    ------------------
   Total assets....................................             $  18,180                 16,752
                                                            ===================    ==================


                 See accompanying notes to financial statements.



                                                                     (Continued)

-------       --------------------
Paragon Technologies, Inc.
Balance Sheets (Unaudited) (Continued)
September 30, 2007 and December 31, 2006
     (In Thousands, Except Share Data)


                                                               September 30,         December 31,
                                                                   2007                  2006
                                                            -------------------    ------------------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable................................             $   3,514                  1,177
   Customers' deposits and billings
     in excess of costs and
     estimated earnings ...........................                   992                  1,394
   Accrued salaries, wages, and
     commissions...................................                   230                    132
   Income taxes payable............................                     -                    541
   Accrued product warranty........................                   240                    192
   Deferred gain on sale-leaseback.................                    69                    165
   Unearned support contract revenue...............                   220                    270
   Accrued other liabilities.......................                   353                    425
                                                            -------------------    ------------------
       Total current liabilities...................                 5,618                  4,296
                                                            -------------------    ------------------

Long-term liabilities:
   Income taxes payable............................                   257                      -
   Deferred gain on sale-leaseback.................                     -                     28
                                                            -------------------    ------------------
       Total long-term liabilities.................                   257                     28
                                                            -------------------    ------------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued and
     outstanding 2,769,192 shares as
     of September 30, 2007 and 2,873,891
     shares as of December 31, 2006................                 2,769                  2,874
   Additional paid-in capital......................                 5,531                  5,720
   Retained earnings...............................                 4,005                  3,834
                                                            -------------------    ------------------
       Total stockholders' equity..................                12,305                 12,428
                                                            -------------------    ------------------

       Total liabilities and stockholders' equity..             $  18,180                 16,752
                                                            ===================    ==================


                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006
     (In Thousands, Except Share and Per Share Data)


                                              Three Months Ended                      Nine Months Ended
                                      ------------------------------------    ---------------------------------
                                       September 30,      September 30,        September 30,     September 30,
                                           2007               2006                  2007             2006
                                      ---------------    ---------------      ---------------   ---------------
Net sales....................           $    7,298              5,209               16,924            14,252
Cost of sales................                5,559              3,808               12,780            10,056
                                      ---------------    ---------------      ---------------   ---------------
Gross profit on sales........                1,739              1,401                4,144             4,196
                                      ---------------    ---------------      ---------------   ---------------

Selling, general and
   administrative expenses...                1,382              1,299                4,322             4,100
Product development costs....                   27                  4                   95               220
Interest expense.............                    1                  -                    1                 1
Interest income..............                 (108)              (133)                (337)             (409)
Other income, net............                   (2)               (52)                 (21)             (128)
                                      ---------------    ---------------      ---------------   ---------------
                                             1,300              1,118                4,060             3,784
                                      ---------------    ---------------      ---------------   ---------------

Income before
   income taxes..............                  439                283                   84               412
Income tax expense
   (benefit).................                 (217)                44                 (315)                1
                                      ---------------    ---------------      ---------------   ---------------
Net income...................           $      656                239                  399               411
                                      ===============    ===============      ===============   ===============

Basic earnings
   per share.................           $      .24                .07                  .14               .12
                                      ===============    ===============      ===============   ===============

Diluted earnings
   per share.................           $      .24                .07                  .14               .12
                                      ===============    ===============      ===============   ===============

Weighted average
   shares outstanding........            2,769,192          3,193,746            2,798,772         3,403,160
Dilutive effect of
   stock options.............                    -              2,809                    -             5,685
                                      ---------------    ---------------      ---------------   ---------------
Weighted average
   shares outstanding
   assuming dilution.........            2,769,192          3,196,555            2,798,772         3,408,845
                                      ===============    ===============      ===============   ===============

                 See accompanying notes to financial statements.

-------       -------------------
Paragon Technologies, Inc.
Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
     (In Thousands, Except Share Data)


                                                                     Nine Months Ended
                                                          ----------------------------------------
                                                             September 30,        September 30,
                                                                 2007                 2006
                                                          -------------------  -------------------
Cash flows from operating activities:
   Net income..........................................       $     399                  411

   Adjustments to reconcile net income
     to net cash used by operating activities:
       Depreciation of plant and equipment.............              82                   73
       Loss on disposition of equipment................               -                    2
       Deferred tax expense............................              36                   55
       Amortization of deferred gain on sale-
         leaseback.....................................            (124)                (124)
       Stock-based compensation........................               8                   28
       Change in operating assets and liabilities:
           Receivables.................................          (1,568)                 305
           Costs and estimated earnings in
              excess of billings.......................          (1,147)                (149)
           Inventories.................................            (210)                (149)
           Prepaid expenses and other
              current assets...........................             (72)                 103
           Other assets................................               4                    -
           Accounts payable............................           2,337                 (380)
           Customers' deposits and billings
              in excess of costs and estimated
              earnings.................................            (402)                (984)
           Accrued salaries, wages, and
              commissions..............................              98                  147
           Income taxes payable........................            (314)                 (59)
           Accrued product warranty....................              48                   92
           Unearned support contract revenue...........             (50)                 (32)
           Accrued other liabilities...................             (72)                (116)
                                                          -------------------  -------------------
   Net cash used by operating activities...............            (947)                (777)
                                                          -------------------  -------------------

Cash flows from investing activities:
   Proceeds from sales of short-term
     investments.......................................           3,345                5,995
   Purchases of short-term investments.................            (500)                (500)
   Purchases of property, plant and equipment..........            (107)                (127)
                                                          -------------------  -------------------
   Net cash provided by investing
     activities........................................           2,738                5,368
                                                          -------------------  -------------------

                 See accompanying notes to financial statements.


                                                                     (Continued)

-------       --------------------
Paragon Technologies, Inc.
Statements of Cash Flows (Unaudited) (Continued)
For the Nine Months Ended September 30, 2007 and 2006
     (In Thousands, Except Share Data)


                                                                     Nine Months Ended
                                                          ----------------------------------------
                                                             September 30,        September 30,
                                                                 2007                 2006
                                                          -------------------  -------------------

Cash flows from financing activities:
   Repurchase and retirement of
     common stock......................................            (567)              (3,809)
                                                          -------------------  -------------------
       Net cash used by
         financing activities..........................            (567)              (3,809)
                                                          -------------------  -------------------

   Increase in cash and
     cash equivalents..................................           1,224                  782
   Cash and cash equivalents,
     beginning of period...............................           2,447                  687
                                                          -------------------  -------------------
   Cash and cash equivalents,
     end of period.....................................      $    3,671                1,469
                                                          ===================  ===================

   Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
         Interest expense..............................      $        1                    1
                                                          ===================  ===================
         Income taxes..................................      $      (36)                (371)
                                                          ===================  ===================

                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006


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

     A roll-forward of warranty activities is as follows (in thousands):

                             Beginning       Additions (Reductions)                            Ending
                              Balance              Charged to                                  Balance
                             January 1         Costs and Expenses          Deductions       September 30
                           --------------  ----------------------------  --------------  ------------------
2007...................       $  192                  127                     (79)               240
2006...................       $  189                  135                     (43)               281

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006


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

                         ------------------------------

-------       -------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006


(4) Business Operations (Continued)
    -----------------------------------
     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales during the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

     For the three months ended September 30, 2007 and 2006:

                                            September 30, 2007                 September 30, 2006
                                      ------------------------------     ------------------------------
                                                        % of Total                         % of Total
                                           Sales           Sales             Sales            Sales
                                      --------------   -------------     --------------  --------------
     Systems sales.................      $  6,352            87.0%          $  4,414           84.7%
     Aftermarket sales.............           946            13.0%               795           15.3%
                                      --------------   -------------     --------------  --------------
        Total sales................      $  7,298           100.0%          $  5,209          100.0%
                                      ==============   =============     ==============  ==============

     For the nine months ended September 30, 2007 and 2006:

                                            September 30, 2007                 September 30, 2006
                                      ------------------------------     ------------------------------
                                                         % of Total                         % of Total
                                           Sales           Sales             Sales            Sales
                                      --------------   -------------     --------------  --------------
     Systems sales.................      $ 14,275            84.3%          $ 11,845           83.1%
     Aftermarket sales.............         2,649            15.7%             2,407           16.9%
                                      --------------   -------------     --------------  --------------
        Total sales................      $ 16,924           100.0%          $ 14,252          100.0%
                                      ==============   =============     ==============  ==============

     The Company's products are sold worldwide through its own sales personnel. Domestic and international sales during the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

     For the three months ended September 30, 2007 and 2006:

                                            September 30, 2007                 September 30, 2006
                                      ------------------------------     ------------------------------
                                                        % of Total                         % of Total
                                           Sales           Sales             Sales            Sales
                                      --------------   -------------     --------------  --------------
     Domestic sales................      $  4,793            65.7%          $  4,787           91.9%
     International sales...........         2,505            34.3%               422            8.1%
                                      --------------   ------------      --------------  --------------
        Total sales................      $  7,298           100.0%          $  5,209          100.0%
                                      ==============   =============     ==============  ==============

     For the nine months ended September 30, 2007 and 2006:

                                            September 30, 2007                 September 30, 2006
                                      ------------------------------     ------------------------------
                                                        % of Total                         % of Total
                                           Sales           Sales             Sales            Sales
                                      --------------   -------------     --------------  --------------
     Domestic sales................      $ 12,111            71.6%          $ 13,688           96.0%
     International sales...........         4,813            28.4%               564            4.0%
                                      --------------   -------------     --------------  --------------
        Total sales................      $ 16,924           100.0%          $ 14,252          100.0%
                                      ==============   =============     ==============  ==============

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006


(4) Business Operations (Continued)
    ------------------
     Sales from external customers for each of the Company's products during the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

     For the three months ended September 30, 2007 and 2006:

                                                September 30, 2007             September 30, 2006
                                         ------------------------------  ------------------------------
                                                            % of Total                     % of Total
                                              Sales           Sales           Sales           Sales
                                         --------------   -------------  --------------  --------------
     LO-TOW(R)  sales..............         $  2,287            31.3%       $  1,968           37.8%
     CARTRAC(R) sales..............               64              .9%          1,012           19.4%
     DISPEN-SI-MATIC(TM),
        SINTHESIS(TM), and
        related order fulfillment
        sales......................            4,001            54.8%          1,434           27.5%
     Other sales...................               -             -                 -            -
     Aftermarket sales.............              946            13.0%            795           15.3%
                                         --------------   -------------  --------------  --------------
        Total sales................         $  7,298           100.0%       $  5,209          100.0%
                                         ==============   =============  ==============  ==============

     For the nine months ended September 30, 2007 and 2006:

                                                 September 30, 2007            September 30, 2006
                                         ------------------------------  ------------------------------
                                                            % of Total                     % of Total
                                              Sales           Sales           Sales           Sales
                                         --------------   -------------  --------------  --------------
     LO-TOW(R)  sales..............         $  5,693            33.6%       $  4,539           31.8%
     CARTRAC(R) sales..............              119              .7%          1,924           13.5%
     DISPEN-SI-MATIC(TM),
        SINTHESIS(TM), and
        related order fulfillment
        sales......................            8,428            49.8%          5,382           37.8%
     Other sales...................               35              .2%              -            -
     Aftermarket sales.............            2,649            15.7%          2,407           16.9%
                                         --------------   -------------  --------------  --------------
        Total sales................         $ 16,924           100.0%       $ 14,252          100.0%
                                         ==============   =============  ==============  ==============


     All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States.

     The Company's backlog of orders at September 30, 2007 and September 30, 2006 were $7,172,000 and $4,879,000, respectively.

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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006


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

     In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities
     - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portion of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on the Company's financial statements.


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

Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006


(6) Sale-Leaseback (Continued)
    --------------
     In accordance with SFAS No. 13 and SFAS No. 28, the leaseback does not meet the criteria for classification as a capital lease; hence, it is classified as an operating lease. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The seller-lessee (Company) retained more than a minor part (25,000 square feet) but less than substantially all of the use of the property (173,000 square feet) through the leaseback and realized a profit on the sale in excess of the present value of the minimum lease payments over the lease term. The present value of the stream of lease payments utilizing the Company's incremental borrowing rate of 10.0% was $826,000. The $826,000 of deferred profit is amortized in equal amounts as a reduction in rent expense over the five-year term of the lease. The amortization of the deferred profit will expire during the first quarter of 2008. During the three months ended September 30, 2007 and 2006, $41,000 and $41,000, respectively, of the deferred gain was recognized. During the nine months ended September 30, 2007 and 2006, $124,000 and $124,000, respectively, of the deferred gain was recognized.


(7)  Line of Credit
     --------------
     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. As of September 30, 2007, the Company did not have any borrowings under the line of credit facility; however, the leasing agreement associated with the Company's principal office is secured with a $200,000 letter of credit. Therefore, as of September 30, 2007, the amount of available line of credit was $4,800,000.

     The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivables and inventory. The Company was in compliance with all covenants as of September 30, 2007. The line of credit facility expires effective June 30, 2008.


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

     There were no repurchases during the three months ended September 30, 2007. During the nine months ended September 30, 2007, the Company repurchased 99,699 shares of common stock at a weighted average cost, including brokerage commissions, of $5.68 per share. Cash expenditures for the stock repurchases during the nine months ended September 30, 2007 were $566,732. Through September 30, 2007, the Company repurchased 1,637,718 shares of common stock at a weighted average cost, including brokerage commissions, of $8.62 per share. Cash expenditures for the stock repurchases since the inception of the program were $14,116,143. As of September 30, 2007, $883,857 remained available for repurchases under the stock repurchase program.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006


(8) Stock Repurchase Program (Continued)
    ------------------------
     Based on market conditions and other factors, additional repurchases may be made from time to time, in compliance with SEC regulations, in the open market or through privately negotiated transactions at the discretion of the Company. There is no expiration date with regards to the stock repurchase program. The purchase price for the shares of the Company's common stock repurchased was reflected as a reduction to stockholders' equity. The Company allocates the purchase price of the repurchased shares as a reduction to common stock for the par value of the shares repurchased, with the excess of the purchase price over par value being allocated between additional paid-in capital and retained earnings. All shares of common stock that were repurchased by the Company since the inception of the program were subsequently retired.


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

     The expense associated with stock-based compensation arrangements is a non-cash charge. In the Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to net cash provided
     (used) by operating activities. SFAS No. 123R requires that certain cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. For the nine months ended September 30, 2007 and for the year ended December 31, 2006, no excess tax benefits were generated.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006


(10) Stock-Based Compensation (Continued)
     ------------------------

     1997 Equity Compensation Plan
     The Company's stock-based compensation program, the 1997 Equity Compensation Plan ("ECP"), expired in July 2007. Prior to the expiration, the ECP provided for grants of stock options, restricted and nonvested stock, and stock appreciation rights to selected key employees, key advisors who performed valuable services, and directors of the Company. In addition, the ECP provided for grants of performance units to employees and key advisors. Prior to the expiration, the ECP, as amended by stockholders in August 2000 and June 2001, authorized up to 1,012,500 shares of common stock for issuance pursuant to the terms of the plan. No further grants are available under the plan.

     Under the Company's ECP, officers, directors, and key employees have been granted options to purchase shares of common stock at the market price at the date of grant. Options vest in four equal annual installments beginning on the first anniversary of the date of grant; thus, at the end of four years, the options are fully exercisable. Vested stock option awards may be exercised through payment of cash, exchange of mature shares, or through a broker. As of September 30, 2007, 7,500 options are outstanding under the plan, and all options have a term of seven years.

     Stock-based compensation expense recognized during the three months ended September 30, 2007 and 2006 for stock-based compensation programs was $6,000 and $10,000, respectively. Stock-based compensation expense recognized during the three months ended September 30, 2007 and 2006 consisted of expensing $1,000 and $2,000, respectively, for employee stock options, and $0 and $0, respectively, for directors' stock options, and $5,000 and $8,000, respectively, for nonvested stock.

     Stock-based compensation expense recognized during the nine months ended September 30, 2007 and 2006 for stock-based compensation programs was $8,000 and $28,000, respectively. Stock-based compensation expense recognized during the nine months ended September 30, 2007 and 2006 consisted of expensing $4,000 and $5,000, respectively, for employee stock options, and $0 and $5,000, respectively, for directors' stock options, and $4,000 and $18,000 respectively, for nonvested stock.

     All of the stock-based compensation expense recognized was a component of selling, general and administrative expenses. Income was recognized during the three months ended March 31, 2007 as a result of the forfeiture of 5,000 shares of nonvested stock due to the resignation of Mr. Hoffner from the Company effective March 1, 2007.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006


(10) Stock-Based Compensation (Continued)
     ------------------------

     Stock Options
     A summary of stock option activity is presented below:

                                                                                      Weighted
                                                                                       Average
                                                                   Weighted           Remaining
                                                                    Average          Contractual          Aggregate
                                                                   Exercise              Term             Intrinsic
                                                  Options            Price            (In Years)            Value
                                               -------------    ---------------    ----------------    ---------------
Outstanding at January 1, 2007...........          32,500           $   8.89
  Granted................................               -                -
  Exercised..............................               -                -
  Forfeited..............................         (25,000)              8.56
                                               -------------    ---------------
Outstanding at September 30, 2007........           7,500           $  10.01              5.4              $  19,500
                                               =============    ===============

Exercisable at September 30, 2007........           1,875           $  10.01              5.4              $   4,875

     There were no stock options granted during the nine months ended September 30, 2007.

     The compensation expense charged against income during the three months ended September 30, 2007 and 2006 for stock options was $1,000 and $2,000, respectively. The compensation expense charged against income during the nine months ended September 30, 2007 and 2006 for stock options was $4,000 and $10,000, respectively. The total compensation expense of $23,000 is expected to be recognized on the straight-line basis over the stated vesting period consistent with the terms of the arrangement. As of September 30, 2007, there is unrecognized compensation cost of $12,000 on the stock option awards which will be recognized over the next 2.4 years.

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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006


(10) Stock-Based Compensation (Continued)
     ------------------------

     A summary of nonvested stock activity is presented below:

                                                                    Nonvested          Grant Date
                                                                     Shares            Fair Value
                                                                 --------------    ------------------
Nonvested at January 1, 2007..............................           12,500             $  10.01
   Granted................................................                -                 -
   Vested.................................................                -                 -
   Forfeited..............................................           (5,000)               10.01
                                                                 --------------      --------------
Nonvested at September 30, 2007...........................            7,500             $  10.01
                                                                 ==============      ==============

     The compensation expense recognized during the three months ended September 30, 2007 and 2006 for nonvested stock awards was $5,000 and $8,000, respectively. The compensation expense recognized during the nine months ended September 30, 2007 and 2006 for nonvested stock awards was $4,000 and $18,000, respectively. The total compensation cost of $75,000 is expected to be recognized on the straight-line basis over the four-year vesting period consistent with the terms of the arrangement. As of September 30, 2007, there is unrecognized compensation cost of $45,000 on the nonvested stock awards which will be recognized over the next 2.4 years.


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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006


(11) Income Taxes (Continued)
     ------------
     penalties at January 1, 2007 which is included as a component of the $692,000 unrecognized tax benefit noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

     During the three and nine months ended September 30, 2007, unrecognized tax benefits decreased by approximately $315,000 due to the expiration of statutes of limitations. As of September 30, 2007, the Company's unrecognized tax benefits totaled $358,000, of which $275,000 would impact the effective tax rate if recognized.

     During the three and nine months ended September 30, 2007, the Company recognized approximately $69,000 ($53,000, net of federal benefit) for potential interest and penalties, which is a component of the $358,000 unrecognized tax benefit noted above.

     The Company estimates that the total unrecognized tax benefits may decrease by approximately $30,000 due to the expiration of statutes of limitations prior to September 30, 2008.

     With few exceptions, the Company is no longer subject to examination by major taxing authorities and jurisdictions (including U.S. Federal) for years prior to 2004.

     The Company recognized an income tax benefit of $217,000 during the three months ended September 30, 2007 compared to income tax expense of $44,000 during the three months ended September 30, 2006. The income tax benefit for the three months ended September 30, 2007 was higher than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes, the effect of tax-exempt interest on certain investments on the annualized effective rate, and an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2007. Income tax expense for the three months ended September 30, 2006 was lower than statutory federal and state tax rates primarily due to the effect of tax-exempt interest on certain investments on the annualized effective rate.

     The Company recognized an income tax benefit of $315,000 during the nine months ended September 30, 2007 compared to income tax expense of $1,000 during the nine months ended September 30, 2006. The income tax benefit for the nine months ended September 30, 2007 was higher than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes, the effect of tax-exempt interest on certain investments on the annualized effective rate, and an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2007. Income tax expense for the nine months ended September 30, 2006 was lower than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes and the effect of tax-exempt interest on certain investments on the annualized effective rate.


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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended September 30, 2007, and the cautionary statements and consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports.

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

                         ------------------------------


Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises and falls, the Company may see a corresponding change in the rate of new orders, and therefore, a corresponding change in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the nine months ended September 30, 2007, and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002:


                                               Nine Months
                                                  Ended                    Year Ended December 31,
                                              September 30,    -----------------------------------------------
(Dollars in Thousands)                            2007            2006     2005     2004      2003     2002
                                            ------------------ -----------------------------------------------
Backlog of orders - Beginning............        $  5,932          6,918    5,514    4,052     4,834    7,666
   Add: orders...........................          18,164         16,802   18,080   13,164    11,301   12,074
   Less: sales...........................          16,924         17,788   16,676   11,702    12,083   14,906
                                            ------------------ -----------------------------------------------
Backlog of orders - Ending...............        $  7,172          5,932    6,918    5,514     4,052    4,834
                                            ================== ===============================================

Capacity Utilization (1).................           81.7%          81.7%    80.2%    78.1%     76.1%    74.8%

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Current Ratio
     -------------
     Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio as of September 30, 2007 and as of December 31, 2006, 2005, 2004, 2003, and 2002:


                                                                                As of December 31,
                                     As of September 30,   ---------------------------------------------------------------
(Dollars in Thousands)                      2007              2006         2005          2004         2003         2002
                                 ------------------------  ----------   ----------   -----------   ----------   ----------
Current assets...............          $  17,796              16,370       22,134       14,249        14,720       15,444
                                 ------------------------  ----------   ----------   -----------   ----------   ----------
Current liabilities..........          $   5,618               4,296        5,337        7,355         9,583        9,416

Current ratio................               3.17                3.81         4.15         1.94          1.54         1.64

     Debt to Equity Ratio
     --------------------
     With an emphasis on generating cash flows to eliminate the Company's senior and subordinated debt, the Company eliminated its financial leverage in 2003 as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the absence of debt provides greater protection for its stockholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio as of September 30, 2007 and as of December 31, 2006, 2005, 2004, 2003, and 2002 and also includes the number of shares outstanding at the end of each fiscal period:

                                                                              As of December 31,
                                    As of September 30,    ---------------------------------------------------------------
(Dollars in Thousands)                     2007               2006         2005          2004         2003         2002
                                 ------------------------  ----------   ----------   -----------   ----------   ----------
Current installments of
  long-term debt.............          $       -                   -            -            -             -        1,437
Long-term debt...............                  -                   -            -            -             -        7,263
                                 ------------------------  ----------   ----------   -----------   ----------   ----------
Total debt...................                  -                   -            -            -             -        8,700
                                 ------------------------  ----------   ----------   -----------   ----------   ----------
Total stockholders'
  equity (1).................          $  12,305              12,428       17,066       23,308        22,061       17,885
                                 ========================  ==========   ==========   ===========   ==========   ==========

Debt to equity ratio.........                  -                   -            -            -             -          .49

Number of shares
  outstanding at the
  end of the fiscal
  period.....................          2,769,192           2,873,891    3,539,019    4,265,310     4,277,595    4,256,098

(1) During the nine months ended September 30, 2007, the Company repurchased 99,699 shares of common stock at a weighted average cost, including brokerage commissions, of $5.68 per share. Cash expenditures for the stock repurchases during the nine months ended September 30, 2007 were $566,732.

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

     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of September 30, 2007, there are no contracts that are anticipated to result in a loss.

     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company has not had any significant cost overruns resulting in loss of profits during the nine months ended September 30, 2007.

     Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, typically two percent of the cost of the system being sold, and a detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The warranty reserve as of September 30, 2007 was $240,000.

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

                         ------------------------------


(a) Results of Operations - Nine Months Ended September 30, 2007 Compared to the
    ----------------------------------------------------------------------------
    Nine Months Ended September 30, 2006
    ------------------------------------

Earnings Summary
     The Company had a net income of $399,000 (or $0.14 basic earnings per share) for the nine months ended September 30, 2007, compared to net income of $411,000 (or $0.12 basic earnings per share) for the nine months ended September 30, 2006. The decrease in net income was primarily due to:
     o a decrease during the nine months of 2007 in gross profit of $52,000 as described below;
     o an increase in selling, general and administrative expenses of $222,000 as described below;
     o a decrease of $72,000 in interest income attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities; and
     o a decrease of $107,000 in other income, net attributable to a decrease in royalty income from a license agreement related to material handling equipment sales.

     Partially offsetting the above decrease in net income was:
     o  a decrease in product development costs of $125,000 as described below;
        and
     o an income tax benefit of $315,000, primarily due to the reversal of accruals for the expiration of tax return statutes, the effect of tax-exempt interest on certain investments on the annualized effective rate, and an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2007.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                   2007               2006
                                                            -----------------  ------------------
Net sales..............................................         $ 16,924,000         14,252,000
Cost of sales..........................................           12,780,000         10,056,000
                                                            -----------------  ------------------
Gross profit on sales..................................         $  4,144,000          4,196,000
                                                            =================  ==================

Gross profit as a percentage of sales..................                24.5%              29.4%
                                                            =================  ==================

     The increase in sales was associated with a larger amount of orders received during the first nine months of 2007 when compared to the amount of orders received during the first nine months of 2006. Contributing to the increase in sales was progress made on contracts received during the first nine months of 2007 in accordance with contract completion requirements.

     Gross profit, as a percentage of sales, for the nine months ended September 30, 2007, when compared to the nine months ended September 30, 2006, was unfavorably impacted by 3.2% due to product mix, and by 1.7% due to the reduced absorption of overhead costs.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(a) Results of Operations - Nine Months Ended September 30, 2007 Compared to the
    ----------------------------------------------------------------------------
    Nine Months Ended September 30, 2006 (Continued)
    ------------------------------------

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $4,322,000 were higher by $222,000 for the nine months ended September 30, 2007 than for the nine months ended September 30, 2006. The increase was attributable to the addition of resources aimed at expanding the customer base and costs associated with sales efforts in response to quoting and sales activities totaling $144,000, and an increase of $229,000 in commission expenses related to the Company's enhanced revenue performance. Partially offsetting the aforementioned unfavorable variance was a decrease of $153,000 in marketing expenses primarily associated with product promotion and trade shows.

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $95,000 were lower by $125,000 for the nine months ended September 30, 2007 than for the nine months ended September 30, 2006. Development programs in the nine months ended September 30, 2007 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts during the nine months ended September 30, 2007 included voice-directed replenishment and DISPEN-SI-MATIC(R) software enhancements aimed at promoting workplace efficiencies for the Company's customers.

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

Interest Income
---------------
     Interest income of $337,000 was lower by $72,000 for the nine months ended September 30, 2007 than for the nine months ended September 30, 2006. The decrease in interest income was attributable to the lower level of funds available for investment, as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities.

Other Income, Net
-----------------
     The unfavorable variance of $107,000 in other income, net for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily attributable to a decrease in royalty income from a license agreement related to material handling equipment sales.

Income Tax Expense (Benefit)
----------------------------
     The Company recognized an income tax benefit of $315,000 during the nine months ended September 30, 2007 compared to income tax expense of $1,000 during the nine months ended September 30, 2006. The income tax benefit for the nine months ended September 30, 2007 was higher than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes, the effect of tax-exempt interest on certain investments on the annualized effective rate, and an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2007. Income tax expense for the nine months ended September 30, 2006 was lower than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes and the effect of tax-exempt interest on certain investments on the annualized effective rate.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(b) Results of Operations - Three Months Ended September 30, 2007 Compared to
    -------------------------------------------------------------------------
    the Three Months Ended September 30, 2006
    -----------------------------------------

Earnings Summary
----------------
     The Company had net income of $656,000 (or $0.24 basic earnings per share) for the three months ended September 30, 2007, compared to net income of $239,000 (or $0.07 basic earnings per share) for the three months ended September 30, 2006. The increase in net income was primarily due to:
     o an increase in sales and gross profit of $2,089,000 and $338,000, respectively, as described below; and
     o an income tax benefit of $217,000, primarily due to the reversal of accruals for the expiration of tax return statutes, the effect of tax-exempt interest on certain investments on the annualized effective rate, and an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2007.

     Partially offsetting the above increase in net income was:
     o an increase in selling, general and administrative expenses of $83,000 as described below;
     o  an increase in product development costs of $23,000 as described below;
     o a decrease of $25,000 in interest income attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities; and
     o a decrease of $50,000 in other income, net attributable to a decrease in royalty income from a license agreement related to material handling equipment sales.


Net Sales and Gross Profit on Sales
-----------------------------------

                                                                   2007               2006
                                                            -----------------  ------------------
Net sales..............................................        $ 7,298,000          5,209,000
Cost of sales..........................................          5,559,000          3,808,000
                                                            -----------------  ------------------
Gross profit on sales..................................        $ 1,739,000          1,401,000
                                                            =================  ==================

Gross profit as a percentage of sales..................              23.8%              26.9%
                                                            =================  ==================

     The increase in sales was associated with a larger amount of orders received during the first nine months of 2007 when compared to the amount of orders received during the first nine months of 2006. Contributing to the increase in sales was progress made on contracts received during the first nine months of 2007 in accordance with contract completion requirements.

     Gross profit, as a percentage of sales, for the three months ended September 30, 2007, when compared to the three months ended September 30, 2006, was unfavorably impacted by 4.1% due to product mix and favorably impacted by 1.0% due to the increased absorption of overhead costs.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $1,382,000 were higher by $83,000 for the three months ended September 30, 2007 than for the three months ended September 30, 2006. The increase was attributable to the addition of resources aimed at expanding the customer base and costs associated with sales efforts in response to quoting and sales activities totaling $25,000, and an increase of $92,000 in commission expenses related to the Company's enhanced revenue performance. Partially offsetting the aforementioned unfavorable variance was a decrease of $25,000 in marketing expenses primarily associated with product promotion and trade shows.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(b) Results of Operations - Three Months Ended September 30, 2007 Compared to
    -------------------------------------------------------------------------
    the Three Months Ended September 30, 2006 (Continued)
    -----------------------------------------

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $27,000 were higher by $23,000 for the three months ended September 30, 2007 than for the three months ended September 30, 2006. Development programs in the three months ended September 30, 2007 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts during the three months ended September 30, 2007 included DISPEN-SI-MATIC(R) software enhancements aimed at promoting workplace efficiencies for the Company's customers.

     Development programs in the three months ended September 30, 2006 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Development efforts during the three months ended September 30, 2006 included DISPEN-SI-MATIC(R) software enhancements aimed at promoting workplace efficiencies for the Company's customers.

Interest Income
---------------
     Interest income of $108,000 was lower by $25,000 for the three months ended September 30, 2007 than for the three months ended September 30, 2006. The decrease in interest income was attributable to the lower level of funds available for investment, as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities.

Other Income, Net
-----------------
     The unfavorable variance of $50,000 in other income, net for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily attributable to a decrease in royalty income from a license agreement related to material handling equipment sales.

Income Tax Expense (Benefit)
----------------------------
     The Company recognized an income tax benefit of $217,000 during the three months ended September 30, 2007 compared to income tax expense of $44,000 during the three months ended September 30, 2006. The income tax benefit for the three months ended September 30, 2007 was higher than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes, the effect of tax-exempt interest on certain investments on the annualized effective rate, and an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2007. Income tax expense for the three months ended September 30, 2006 was lower than statutory federal and state tax rates primarily due to the effect of tax-exempt interest on certain investments on the annualized effective rate.

                         ------------------------------

Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents and short-term investments at September 30, 2007 were $10,451,000, representing 57.5% of total assets, down from $12,072,000, or 72.1% of total assets, at December 31, 2006. The decrease was primarily due to the repurchase and retirement of common stock totaling $567,000, and cash used by operating activities totaling $947,000.

     The Company's cash and cash equivalents and short-term investments at September 30, 2006 were $12,684,000, representing 71.4% of total assets, down from $17,397,000, or 77.0% of total assets, at December 31, 2005. The decrease was primarily due to the repurchase and retirement of common stock of $3,809,000, and cash used by operating activities totaling $777,000.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------

     Cash used by operating activities totaling $947,000 during the nine months ended September 30, 2007 was primarily due to the following factors:
     o an increase in receivables in the amount of $1,568,000 in accordance with contractual requirements;
     o an increase in costs and estimated earnings in excess of billings in the amount of $1,147,000 in accordance with contractual requirements;
     o an increase in inventories in the amount of $210,000 relating to the purchase of safety stock and long-lead time items; and
     o a decrease in customers' deposits and billings in excess of costs and estimated earnings in the amount of $402,000 in accordance with contractual requirements.
     Partially offset by an increase in accounts payable in the amount of $2,337,000 associated with the purchase of goods and services rendered in accordance with job completion requirements.

     Cash used by operating activities totaling $777,000 during the nine months ended September 30, 2006 was primarily due to the following factors:
     o a decrease in customers' deposits and billings in excess of costs and estimated earnings in the amount of $984,000 in accordance with contractual requirements; and
     o an increase in costs and estimated earnings in excess of billings in the amount of $149,000 in accordance with contractual requirements.
     Partially offset by a decrease in receivables in the amount of $305,000 primarily associated with the collection of an income tax refund.

     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. As of September 30, 2007, the Company did not have any borrowings under the line of credit facility; however, the leasing agreement associated with the Company's principal office is secured with a $200,000 letter of credit. Therefore, as of September 30, 2007, the amount of available line of credit was $4,800,000.

     The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivables and inventory. The Company was in compliance with all covenants as of September 30, 2007. The line of credit facility expires effective June 30, 2008.

     The Company anticipates that its financial resources, consisting of cash and cash equivalents and short-term investments, and its line of credit, will be adequate to satisfy its future cash requirements through the next year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers.

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

     Future contractual obligations and commercial commitments at September 30, 2007 as noted above are as follows:

                                                                              Payments Due by Period
                                                 ----------------------------------------------------------------------------------
                                  Total              2007            2008          2009         2010        2011       After 2011
                           -------------------   -------------   ------------  ------------ ----------- ------------  -------------
Contractual
obligations:
  Operating leases......        $   97,000           58,000          39,000             -           -           -             -
  Unrecognized
     tax benefits.......           257,000                -          31,000        68,000     158,000           -             -
                           -------------------   --------------   ------------  ------------ ----------- ------------  ------------

  Total.................        $  354,000           58,000          70,000        68,000     158,000           -             -
                           ===================   ==============   ============  ============ =========== ============  ============

                                                                               Amount of Commitment
                                                                              Expiration Per Period
                               Total Amounts     ----------------------------------------------------------------------------------
                                 Committed           2007            2008          2009         2010        2011       After 2011
                           -------------------   -------------   ------------  ------------ ----------- ------------  -------------
Other commercial
commitments:
  Letters of credit.....        $  200,000                -         200,000             -           -           -             -
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

Off-Balance Sheet Arrangements
------------------------------
     As of September 30, 2007 the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), obligations (including contingent obligations) under a contract that would be accounted for as a derivative instrument, or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

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

     In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portion of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on the Company's financial statements.

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


Item 4.       Controls and Procedures
-------       -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2007. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)  Change in Internal Control Over Financial Reporting

     There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company's fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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


Item 1A.      Risk Factors
--------      ------------

     Item 1A, "Risk Factors," of our 2006 Form 10-K includes a detailed discussion of our risk factors. There have been no material changes in our Risk Factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2006.


Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
-------       -----------------------------------------------------------

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended September 30, 2007:

--------------------------------------------------------------------------------------------------------------------
                                       Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------------------------------------------
                                          Average           Total Number       Approximate         Approximate
                                         Price Paid          of Shares         Dollar Value       Dollar Value
                          Total          Per Share          Repurchased         of Shares           of Shares
                          Number         (Including         as Part of a        Purchased         That May Yet
       Fiscal           of Shares        Brokerage       Publicly Announced     Under the         Be Purchased
       Period          Repurchased      Commissions)          Program            Program        Under the Program
--------------------------------------------------------------------------------------------------------------------
7/01/07 - 7/31/07               -          $    -                -                $  -              $ 883,857
8/01/07 - 8/31/07               -          $    -                -                $  -              $ 883,857
9/01/07 - 9/30/07               -          $    -                -                $  -              $ 883,857
                       ---------------------------------------------------------------------
                                -          $    -                -                $  -
--------------------------------------------------------------------------------------------------------------------

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

     There were no repurchases during the three months ended September 30, 2007. During the nine months ended September 30, 2007, the Company repurchased 99,699 shares of common stock at a weighted average cost, including brokerage commissions, of $5.68 per share. Cash expenditures for the stock repurchases during the nine months ended September 30, 2007 were $566,732. Through September 30, 2007, the Company repurchased 1,637,718 shares of common stock at a weighted average cost, including brokerage commissions, of $8.62 per share. Cash expenditures for the stock repurchases since the inception of the program were $14,116,143. As of September 30, 2007, $883,857 remained available for repurchases under the stock repurchase program.

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


Item 3.       Defaults Upon Senior Securities
-------       -------------------------------

     Not applicable.


Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on August 1, 2007 with the following items being submitted to a vote of stockholders:

     1. The election of five directors to the Board of Directors.
     2. The approval of the proposed 2007 Equity Incentive Plan.

     Details of the proposals noted above were provided to stockholders in the form of a Notice of Annual Meeting and Proxy Statement dated and mailed on June 26, 2007, with such solicitation being in accordance with Section 14 of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

     There was no solicitation in opposition to the management's nominees listed in the Proxy Statement, and all the management's nominees were elected.

     Proposal Number 2 for the approval of the proposed 2007 Equity Incentive Plan was not approved by the stockholders.

     The voting results on the two matters noted above are set forth as follows:

     1. Election of Directors:

        Name of Nominee               Votes For         Votes Withheld          Non-Voting
         ---------------              ---------         --------------          ----------
        Robert J. Blyskal             2,504,588             73,471               191,133
        Theodore W. Myers             2,449,088            128,971               191,133
        Anthony W. Schweiger          2,147,908            430,151               191,133
        Samuel L. Torrence            2,449,088            128,971               191,133
        Leonard S. Yurkovic           2,504,288             73,771               191,133

     2. Approval of the proposed 2007 Equity Incentive Plan:

             Votes For           Votes Against             Abstentions           Non-Voting
             ---------           -------------             -----------           ----------
              596,860               791,537                   2,010               1,378,785



Item 5.       Other Information
-------       -----------------

     Not applicable.

Item 6.       Exhibits
-------       --------

     Exhibit No.      Description
     -----------      -----------

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

                       PARAGON TECHNOLOGIES, INC.



                       /s/ Leonard S. Yurkovic
                       --------------------------------------------------------
                       Leonard S. Yurkovic
                       Acting CEO



                       /s/ Ronald J. Semanick
                       --------------------------------------------------------
                       Ronald J. Semanick
                       Chief Financial Officer





Dated:          November 13, 2007
            ------------------------

                                  EXHIBIT INDEX
                                  -------------


     Exhibit No.      Description
     -----------      -----------

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