Form 10-K
period 2007-12-31
PARAGON TECHNOLOGIES INC
filed 2008-03-28
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2007

                         Commission file number: 1-15729


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                                          |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer, "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|    Non-Accelerated Filer |X|
                          Smaller Reporting Company |_|

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                    Yes |_|        No |X|

The aggregate market value of common stock held by non-affiliates of the Registrant (based on the closing price on the American Stock Exchange) on June 29, 2007, the last day of the Registrant's second fiscal quarter, was approximately $14.1 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by June 29, 2007 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares of the Registrant's Common Stock, $1.00 par value, outstanding as of March 20, 2008 was 2,740,392.

DOCUMENTS INCORPORATED BY REFERENCE:                                        None

                       [PARAGON TECHNOLOGIES, INC. LOGO]


                                TABLE OF CONTENTS



PART I..........................................................................................4

     Item 1.      Business......................................................................4
     Item 1A.     Risk Factors.................................................................12
     Item 1B.     Unresolved Staff Comments....................................................18
     Item 2.      Properties...................................................................18
     Item 3.      Legal Proceedings............................................................18
     Item 4.      Submission of Matters to a Vote of Security Holders..........................18


PART II........................................................................................19

     Item 5.      Market for the Registrant's Common Equity, Related
                      Stockholder Matters and Issuer Purchases of Equity
                      Securities...............................................................19
     Item 6.      Selected Financial Data......................................................22
     Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations......................................23
     Item 7A.     Quantitative and Qualitative Disclosures about Market Risk...................35
     Item 8.      Financial Statements and Supplementary Data..................................36
     Item 9.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure......................................63
     Item 9A.     Controls and Procedures......................................................63
     Item 9B.     Other Information............................................................64


PART III.......................................................................................65

     Item 10.     Directors and Executive Officers of the Registrant...........................65
     Item 11.     Executive Compensation.......................................................69
     Item 12.     Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters...............................84
     Item 13.     Certain Relationships and Related Transactions
                       and Director Independence...............................................86
     Item 14.     Principal Accounting Fees and Services.......................................86


PART IV........................................................................................88

     Item 15.     Exhibits and Financial Statement Schedules...................................88
                  Signatures...................................................................93
                  Exhibit Index................................................................95

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

     The SI Systems OFS sales force focuses on providing order fulfillment systems to order processing and distribution operations, which may incorporate the Company's proprietary DISPEN-SI-MATIC(R) and automated order fulfillment solutions and specialized software from the SINTHESIS(R) Software Suite. SINTHESIS(R) is comprised of eight proprietary software groups, with 26 extendible software modules that continually assess real-time needs and deploy solutions to accurately facilitate and optimize planning, warehousing, inventory, routing, and order fulfillment within the distribution process. The SI Systems PAS sales force focuses on providing automated material handling systems to manufacturing and assembly operations and the U.S. government, which may incorporate the Company's proprietary LO-TOW(R) and CARTRAC(R) horizontal transportation technologies.

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

     Following the sale of Ermanco, the Company has continued to review opportunities with the goal of maximizing resources, increasing stockholder value, and considering strategies and transactions intended to improve liquidity. At this time, the Company believes that an increase in stockholder value will be best obtained through a redeployment of assets from Ermanco to the Company's remaining business, through increases in the Company's internal technology base, strengthening the Company's sales and marketing capabilities, growth of the Company's continuing operations and other higher growth markets, by the enhancement of the Company's products with advanced proprietary software capabilities through research and development efforts and/or possible acquisitions, mergers, and joint ventures. Although the Company enters into preliminary discussions and non-disclosure agreements from time to time, the Company does not have any material definitive agreements in place. There is no assurance that the Company will be able to consummate any such acquisition.

                        --------------------------------



     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales during the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

     For the year ended December 31, 2007:

                                                                                  % of Total
                                                       SI Systems                    Sales
                                                   -------------------        ------------------
Systems sales.................................         $   17,737                      82.7%
Aftermarket sales.............................              3,711                      17.3%
                                                   -------------------        ------------------
Total sales...................................         $   21,448                     100.0%
                                                   ===================        ==================

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
                                                   ===================        ==================


     The Company's products are sold worldwide through its own sales personnel. Domestic and international sales during the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

     For the year ended December 31, 2007:

                                                                                 % of Total
                                                       SI Systems                    Sales
                                                    -------------------        ------------------

Domestic sales................................         $   14,935                      69.6%
International sales...........................              6,513                      30.4%
                                                   -------------------        ------------------
Total sales...................................         $   21,448                     100.0%
                                                   ===================        ==================

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
                                                   ===================        ==================

     Sales from external customers for each of the Company's products during the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

                                         December 31, 2007              December 31, 2006             December 31, 2005
                                    ---------------------------    ---------------------------    ---------------------------
                                                    % of Total                     % of Total                     % of Total
                                        Sales          Sales           Sales         Sales           Sales           Sales
                                    ------------   ------------    ------------   ------------    ------------   ------------
   LO-TOW(R)  sales...............    $  6,367         29.7%         $  6,458         36.3%         $  5,691          34.1%
   CARTRAC(R) sales...............         119           .5%            1,975         11.1%               34            .2%
   DISPEN-SI-MATIC(R),
      SINTHESIS(R), and
      related order fulfillment
      sales.......................      11,216         52.3%            6,092         34.2%            7,813          46.9%
   Other sales....................          35           .2%               51           .3%               76            .4%
   Aftermarket sales..............       3,711         17.3%            3,212         18.1%            3,062          18.4%
                                    ------------   ------------    ------------   ------------    ------------   ------------
      Total sales.................    $ 21,448        100.0%         $ 17,788        100.0%         $ 16,676         100.0%
                                    ============   ============    ============   ============    ============   ============

     All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States.

     The Company engages in sales with the U.S. government, which is one of the Company's customers. Sales to the U.S. government during the years ended December 31, 2007, 2006, and 2005 were $317,000, $732,000, and $540,000, respectively.

     In the year ended December 31, 2007, two customers accounted for over 10% of sales, and they are listed as follows: Vistakon, a division of Johnson & Johnson Vision Care - $7,625,000 or 35.6% and General Motors - $3,008,000 or 14.0%. In the year ended December 31, 2006, one customer accounted for over 10% of sales and is listed as follows: Caterpillar - $2,098,000 or 11.8% of total sales. In the year ended December 31, 2005, five customers accounted for over 10% of sales, and they are listed as follows: BMG Direct Marketing - $2,492,000 or 14.9%, SI/BAKER - $1,990,000 or 11.9%, Vistakon, a division of Johnson & Johnson Vision Care - $1,867,000 or 11.2%, E-Z-GO Division of Textron - $1,812,000 or 10.9%, and Honda of America Mfg. - $1,723,000 or 10.3%. No other customer accounted for over 10% of sales.

     The Company's backlog of orders at December 31, 2007 and December 31, 2006 were $7,934,000 and $5,932,000, respectively.

     The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Since the Company recognizes sales on a percentage of completion basis for its systems contracts, fluctuations in the Company's sales and earnings occur with increases or decreases in major installations. The Company expects to fill, within its 2008 calendar year, all of the December 31, 2007 backlog of orders indicated above.


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

     LO-TOW(R) sales were $6,367,000, $6,458,000, and $5,691,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

     CARTRAC(R) sales were $119,000, $1,975,000, and $34,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Order Fulfillment Systems
-------------------------

     DISPEN-SI-MATIC(R), SINTHESIS(R), and Automated Order Fulfillment Solutions
     ---------------------------------------------------------------------------
     DISPEN-SI-MATIC(R) and SINTHESIS(R) offer ideal solutions for reducing inefficiencies, labor-intensive methods, and long-time deliveries where high volume of small orders must be fulfilled. Industries served include pharmaceutical, entertainment, vision, nutritional supplements, health and beauty aids, cosmetics, and an assortment of various soft goods.

     SINTHESIS(R) is a proprietary intelligent order fulfillment software suite that can achieve picking accuracy of up to 99.9%, increase order throughput up to 70%, and reduce return volumes by as much as 80%. Comprised of eight software groups with 26 extendible software modules, SINTHESIS(R) continuously assesses real-time needs and deploys solutions to accurately facilitate and optimize planning, warehousing, inventory, routing, and order fulfillment within the distribution process. In installations worldwide, SINTHESIS(R) integrates intelligent software programming with innovative conveyance technology to perform high-volume, full-case or split-case, item-oriented distribution smarter, faster, and leaner.

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

     A typical DISPEN-SI-MATIC(R), SINTHESIS(R), and automated order fulfillment system requires approximately six to nine months to engineer, manufacture, and install.

     DISPEN-SI-MATIC(R), SINTHESIS(R), and the related order fulfillment systems sales, were $11,216,000, $6,092,000, and $7,813,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

                        --------------------------------


     Aftermarket Spare Parts, Equipment and Support Service
     ------------------------------------------------------
     The Company provides spare and replacement parts and equipment for all of its products, along with support contract services for its order fulfillment systems. Aftermarket sales were $3,711,000, $3,212,000, and $3,062,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

     Proprietary SINTHESIS(R) software competes with other middleware that has been developed for order fulfillment logistics by a variety of software and/or hardware suppliers. The Company believes that SINTHESIS(R) is superior to other software offerings because it is based on a proven track record of successful applications that manage distribution centers by accepting order data from the customer's host business system and efficiently optimizing the full range of order fulfillment functions down to control of individual pieces of material handling equipment.

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

     CARTRAC(R), ROBOLITE(R), ROBODRIVE(R), ROBORAIL(R), SWITCH-CART(R), LO-TOW(R), DISPEN-SI-MATIC(R), DISTRIBUTION SYSTEM OPTIMIZER(R), ACCUPIC(R), ETV(R), SI(R), SINTHESIS(R), DC XCELLERATOR(R), and Paragon Technologies(R) are registered trademarks of the Company. SI Planograph(TM) is a trademark of the Company.

     The Company does not believe that the loss of any one or group of related patents, trademarks, or licenses would have a material adverse effect on the overall business of the Company.

                               Product Development
                               -------------------
     Total product development costs, including patent expense, were $166,000, $283,000, and $62,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The Company pursues continual research of new product development opportunities, with a concentrated effort to improve existing technologies that improve customer efficiency. The Company also develops new products and integration capabilities that are financed through customer projects.

     Development programs in the year ended December 31, 2007 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts during the year ended December 31, 2007 included voice-directed replenishment and DISPEN-SI-MATIC(R) software enhancements aimed at promoting workplace efficiencies for the Company's customers.

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

     Development programs in the year ended December 31, 2005 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts, that were essentially completed during the year ended December 31, 2004 and incorporated into the Company's Order Fulfillment product offerings, were centered on the development of an innovative computer control system, along with DISPEN-SI-MATIC(R) software and hardware enhancements aimed at promoting workplace efficiencies for the Company's customers. Order Fulfillment development efforts during the year ended December 31, 2005 were primarily additional modifications and enhancements to the Company fiscal 2004 development initiatives.

                                    Employees
                                    ---------
     As of December 31, 2007, the Company employed four executive officers and 53 office employees, including salespersons, draftspersons, and engineers. The Company also operates as a project manager in connection with the installation, integration, and service of its products generally utilizing subcontractors. The Company provides life insurance, major medical insurance, a retirement savings plan, and paid vacation and sick leave benefits, and considers its relations with employees to be satisfactory.

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


                        --------------------------------

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


                        --------------------------------


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

The Company is largely dependent upon a limited number of large contracts, including contracts with federal government agencies.
     The Company is largely dependent upon a limited number of large contracts from large domestic corporations and federal government agencies. This dependence can cause unexpected fluctuations in sales volume and operating results from period to period. In the year ended December 31, 2007, two customers accounted for over 10% of sales, and they are listed as follows:
Vistakon, a division of Johnson & Johnson Vision Care - $7,625,000 or 35.6% and General Motors - $3,008,000 or 14.0%. In the year ended December 31, 2006, one customer accounted for over 10% of sales and is listed as follows: Caterpillar - $2,098,000 or 11.8% of total sales. In the year ended December 31, 2005, five customers accounted for over 10% of sales, and they are listed as follows: BMG Direct Marketing - $2,492,000 or 14.9%, SI/BAKER - $1,990,000 or 11.9%,
Vistakon, a division of Johnson & Johnson Vision Care - $1,867,000 or 11.2%, E-Z-GO Division of Textron - $1,812,000 or 10.9%, and Honda of America Mfg. - $1,723,000 or 10.3%. No other customer accounted for over 10% of sales.

     The Company received $317,000 or 1.5% of its total sales from sales to government agencies in the fiscal year ended December 31, 2007. Accordingly, our sales have been impacted as a result of government spending cuts, general budgetary constraints, and the complex and competitive government procurement processes. If the Company is unable to attain an increased level of government-related sales, the Company's sales will continue to be adversely affected.

The Company's contracts with government agencies are subject to adjustment pursuant to federal regulations.
     From time to time, the Company receives contracts from federal agencies. Each of the Company's contracts with federal agencies include various federal regulations that impose certain requirements on the Company, including the ability of the government agency or general contractor to alter the price, quantity, or delivery schedule of the Company's products. In addition, the government agency retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, the Company would normally be entitled to an equitable adjustment to the contract price so that the Company may receive the purchase price for items it has delivered and reimbursement for allowable costs it has incurred. From time to time, a portion of the Company's backlog is from government-related contracts. The Company's total backlog of orders at December 31, 2007 was $7,934,000, of which $19,000 was associated with U.S. government projects. Accordingly, because contracts with federal agencies can be terminated, the Company cannot assure you that backlog associated with government contracts will result in sales. The Company has not previously experienced material adjustments or terminations of government contracts.

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

The Company may incur significant increased costs in order to assess its internal controls over financial reporting, and its internal controls over financial reporting may be found to be deficient.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and will require independent registered public accountants to attest to the effectiveness of internal controls. Current regulations of the Securities and Exchange Commission, or SEC, require the Company to include this assessment in its Annual Report on Form 10-K.

     The Company may incur significant increased costs in implementing and responding to the new requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex and require significant documentation, testing, and possible remediation. The process of reviewing, documenting, and testing internal controls over financial reporting may cause a significant strain on the Company's management, information systems, and resources. The Company may have to invest in additional accounting and software systems. The Company may also be required to hire additional personnel and to use outside legal, accounting, and advisory services. In addition, the Company may incur additional fees from its independent registered public accountants when they are required to perform the additional services necessary for them to provide their attestation. If the Company is unable to favorably assess the effectiveness of its internal control over financial reporting when it is required to, the Company may be required to change its internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of the Company's financial statements, causing the Company's stock price to decline.

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

The Company may be impacted by the overall state of the economy.
     The Company remains subject to the risks associated with prolonged declines in national or local economies. Conditions such as inflation, recession, unemployment, changes in interest rates and other factors beyond the Company's control may adversely affect the Company's asset quality and, therefore, its earnings. In particular, changes in interest rates could adversely affect the Company's net interest income and have a number of other adverse effects on the Company's operations. Adverse changes in the economy may have a negative effect on the Company's operations, which could have an adverse impact on the Company's earnings. Consequently, any prolonged decline in the economy in the Company's market area could have a material adverse effect on the Company's financial condition and results of operations. Although the Company could attempt to mitigate or cover its exposure from such risks, there can be no assurance that the Company will be able to mitigate or cover all of the costs resulting from such risks.


Item 1B.      Unresolved Staff Comments
--------      -------------------------

     Not applicable.


Item 2.       Properties
-------       ----------

     The Company's principal office is located in Easton, Pennsylvania. In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for approximately 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rental payments of $19,345. The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit. On November 14, 2007, the Company amended the lease agreement to extend the term of the lease for a period of five years commencing immediately upon the February 21, 2008 expiration date of the original term of the lease. The amended lease agreement requires fixed monthly rental payments of $18,000 for five years through the February 20, 2013 expiration date of the lease. The amended lease agreement incorporates the terms and conditions of the original lease agreement.

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


Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.


                        --------------------------------

                                     PART II
                                     -------


Item 5.       Market for the Registrant's Common Equity, Related Stockholder
-------       --------------------------------------------------------------
              Matters and Issuer Purchases of Equity Securities
              -------------------------------------------------

     The Company's common stock trades on the American Stock Exchange (Amex) under the symbol "PTG." The high and low sales prices for the years ended December 31, 2007 and 2006 are as follows:

                                          For the Year Ended              For the Year Ended
                                          December 31, 2007               December 31, 2006
                                    ----------------------------    ----------------------------
                                        High            Low             High            Low
                                    ------------    ------------    ------------    ------------
First Quarter...................        6.43           5.47            10.65            9.25
Second Quarter..................        6.79           5.50            11.50            8.25
Third Quarter...................        7.94           5.94             8.95            6.00
Fourth Quarter..................        8.84           6.35             6.98            5.19

     The Company did not pay cash dividends during the years ended December 31, 2007, 2006, and 2005, and has no present intention to declare cash dividends. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, and other factors deemed relevant by the Company's Board of Directors.

     The number of holders of record of the Company's common stock as of December 31, 2007, as shown by the records of the Company's transfer agent was
265. This figure does not include individual participants in security position listings.

     The closing market price of the Company's common stock on March 20, 2008 was $5.39.

Issuer Purchases of Equity Securities
-------------------------------------

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended December 31, 2007:

-----------------------------------------------------------------------------------------------------------
                                                            Total Number                     Approximate
                                             Average         of Shares      Approximate      Dollar Value
                                            Price Paid      Repurchased     Dollar Value      of Shares
                              Total         Per Share       as Part of a      of Shares      That May Yet
                             Number        (Including         Publicly        Purchased      Be Purchased
       Fiscal               of Shares       Brokerage        Announced        Under the       Under the
       Period              Repurchased     Commissions)       Program          Program         Program
-----------------------------------------------------------------------------------------------------------
10/01/07 - 10/31/07                -         $    -              -             $   -          $ 883,857
11/01/07 - 11/30/07                -         $    -              -             $   -          $ 883,857
12/01/07 - 12/31/07                -         $    -              -             $   -          $ 883,857
                         ----------------------------------------------------------------------------------
                                   -         $    -              -             $   -
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

Item 5.       Market for the Registrant's Common Equity, Related Stockholder
-------       --------------------------------------------------------------
              Matters and Issuer Purchases of Equity Securities (Continued)
              -------------------------------------------------


Issuer Purchases of Equity Securities (Continued)
-------------------------------------

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

     On November 15, 2005, the Company announced the repurchase of 100,000 shares (or 2.67%) of its common stock in a private sale transaction for $975,000 (or $9.75 per share) from L. Jack Bradt, a member of the Company's Board of Directors at the time of the transaction. The Company's non-interested Audit Committee members and the Board of Directors approved the repurchase of Mr. Bradt's shares. The closing market price of the Company's common stock on November 14, 2005 was $10.09 per share.

     On January 7, 2007, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $14,000,000 of the Company's common stock to up to $15,000,000.

     There were no repurchases of the Company's common stock during the three months ended December 31, 2007. During the year ended December 31, 2007, the Company repurchased 99,699 shares of common stock at a weighted average cost, including brokerage commissions, of $5.68 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2007 were $566,732. From the inception of the Company's stock repurchase program on August 12, 2004 through December 31, 2007, the Company repurchased 1,637,718 shares of common stock at a weighted average cost, including brokerage commissions, of $8.62 per share. Cash expenditures for the stock repurchases since the inception of the program were $14,116,143. As of December 31, 2007, $883,857 remained available for repurchases under the stock repurchase program.

     Subsequent to December 31, 2007, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $15,000,000 of the Company's common stock to up to $17,000,000.

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

Item 5.       Market for the Registrant's Common Equity, Related Stockholder
-------       --------------------------------------------------------------
              Matters and Issuer Purchases of Equity Securities (Continued)
              -------------------------------------------------------------


                             Stock Performance Chart
                             -----------------------

     The following graph illustrates the cumulative total stockholder return on the Company's common stock during the years ended December 31, 2007, December 31, 2006, December 31, 2005, December 31, 2004, and December 31, 2003 with comparison to the cumulative total return on the Amex Composite Index, and a Peer Group of Construction and Related Machinery Companies. This comparison assumes $100 was invested on December 31, 2002 in the Company's common stock and in each of the foregoing indexes and assumes reinvestment of dividends.



                        [STOCK PERFORMANCE CHART OMITTED]















                                    12/31/02  12/31/03  12/31/04  12/31/05  12/31/06   12/31/07
                                    --------  --------  --------  --------  --------   --------
Paragon Technologies, Inc.             100       115       117       117        66         82
(1) Peer Group                         100       139       180       299       287        364
Amex Composite Index                   100       143       175       215       257        299

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

                        --------------------------------


     Please refer to the Company's disclosure regarding Executive Compensation information included in Item 11 of this Annual Report on Form 10-K.

Item 6.       Selected Financial Data
-------       -----------------------


     The following table sets forth the Company's selected consolidated financial information for each of the years in the five-year period ended December 31, 2007. The selected consolidated financial data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results. The information presented below is in thousands, except per share amounts.

                                                      For the Years Ended
                               ------------------------------------------------------------------
                                 12/31/07      12/31/06     12/31/05      12/31/04     12/31/03
                               ------------- ------------ ------------ ------------- ------------
Net sales...................     $ 21,448        17,788       16,676       11,702       12,083

Income (loss) from
  continuing operations
  before income taxes.......     $    (92)          449          301         (271)       6,034
Income tax expense
  (benefit).................         (433)          (19)          93         (106)       2,349
                               ------------- ------------ ------------ ------------- ------------
Income (loss) from
  continuing operations.....          341           468          208         (165)       3,685
Income from
  discontinued operations,
  net of income taxes.......            -             -          990        1,638          100
                               ------------- ------------ ------------ ------------- ------------
Net income..................     $    341           468        1,198        1,473        3,785
                               ============= ============ ============ ============= ============

Basic earnings (loss)
per share:
  Income (loss) from
    continuing operations...     $    .12           .14          .05         (.04)         .87
  Income from
    discontinued
    operations..............            -             -         .24          .38          .02
                               ------------- ------------ ------------ ------------- ------------
Net income..................     $    .12           .14          .29          .34          .89
                               ============= ============ ============ ============= ============

Diluted earnings (loss)
per share:
  Income (loss) from
    continuing operations...     $    .12           .14          .05         (.04)         .85
  Income from
    discontinued
    operations..............            -             -         .24          .38          .02
                               ------------- ------------ ------------ ------------- ------------
Net income..................     $    .12           .14          .29          .34          .87
                               ============= ============ ============ ============= ============

Total assets (1)............     $ 18,316        16,752       22,596       33,424       33,803
Long-term liabilities.......     $    261            28          193        2,761        2,159
Cash dividends per
  share.....................     $      -             -            -            -            -

     See Discontinued Operations - Sale of Ermanco in Note 2 of the Notes to
Consolidated Financial Statements for further information regarding the sale of substantially all of the assets and liabilities of Ermanco in the third quarter of 2005.





Item 6.       Selected Financial Data (Continued)
-------       -----------------------

(1) During the year ended December 31, 2007, the Company repurchased 99,699 shares of common stock at a weighted average cost, including brokerage commissions, of $5.68 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2007 were $566,732. During the year ended December 31, 2006, the Company repurchased 679,219 shares of common stock at a weighted average cost, including brokerage commissions, of $7.57 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2006 were $5,142,898. During the year ended December 31, 2005, the Company repurchased 824,100 shares of common stock at a weighted average cost, including brokerage commissions, of $9.81 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2005 were $8,080,882. During the year ended December 31, 2004, the Company repurchased 34,700 shares of common stock at a weighted average cost, including brokerage commissions, of $9.38 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2004 were $325,631. See Stock Repurchase Program in Note 12 of the Notes to Consolidated Financial Statements regarding the repurchase of shares of the Company's common stock.

                        --------------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2007. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors as more fully discussed in
Item 1A, Risk Factors.

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

                        --------------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises and falls, the Company may see a corresponding change in the rate of new orders, and therefore, a corresponding change in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog, orders, sales, and Capacity Utilization for the years ended December 31, 2007, 2006, 2005, 2004, 2003, and 2002:


(Dollars in Thousands)           2007       2006       2005       2004       2003       2002
                              ---------- ---------- ---------- ---------- ---------- ----------
Backlog of orders --
   Beginning.................  $  5,932      6,918      5,514      4,052      4,834      7,666
   Add: orders...............    23,450     16,802     18,080     13,164     11,301     12,074
   Less: sales...............    21,448     17,788     16,676     11,702     12,083     14,906
                              ---------- ---------- ---------- ---------- ---------- ----------
Backlog of orders --
   Ending....................    $7,934      5,932      6,918      5,514      4,052      4,834
                              ========== ========== ========== ========== ========== ==========

Capacity Utilization(1)......     81.6%      81.7%      80.2%      78.1%      76.1%      74.8%

     Current Ratio
     -------------
     Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio for the years ended December 31, 2007, 2006, 2005, 2004, 2003, and 2002:

(Dollars in Thousands)           2007       2006        2005       2004        2003       2002
                              ---------- ----------  ---------- ----------  ---------- -----------
Current assets...............  $ 17,842    16,370      22,134     14,249      14,720     15,444
                              ---------- ----------- ---------- ----------- ---------- -----------
Current liabilities..........  $  5,802     4,296       5,337      7,355       9,583      9,416

Current ratio................      3.08      3.81        4.15       1.94        1.54       1.64

     Debt to Equity Ratio
     --------------------
     With an emphasis on generating cash flows to eliminate the Company's senior and subordinated debt, the Company eliminated its financial leverage in 2003 as evidenced by its debt to equity ratio, which is the ratio of total debt to stockholders' equity. Management believes the absence of debt provides greater protection for its stockholders and enhances the Company's ability to obtain additional financing, if required. The following table illustrates the calculation of the debt to equity ratio for the years ended December 31, 2007, 2006, 2005, 2004, 2003, and 2002 and also includes the number of shares outstanding at each fiscal year end:

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Key Performance Metrics Relevant to the Company (Continued)
-----------------------------------------------

     Debt to Equity Ratio (Continued)
     --------------------

   (Dollars in Thousands)             2007           2006           2005           2004           2003           2002
                                 -------------- -------------- -------------- -------------- -------------- --------------
   Current installments of
     long-term debt.............   $       -              -              -              -              -          1,437
   Long-term debt...............           -              -              -              -              -          7,263
                                 -------------- -------------- -------------- -------------- -------------- --------------
   Total debt...................           -              -              -              -              -          8,700
                                 -------------- -------------- -------------- -------------- -------------- --------------
   Total stockholders'
     equity (1).................   $  12,253         12,428         17,066         23,308         22,061         17,885
                                 ============== ============== ============== ============== ============== ==============

   Debt to equity ratio.........           -              -              -            -                -            .49
   Number of shares out-
     standing at year end.......   2,769,192      2,873,891      3,539,019    4,265,310        4,277,595      4,256,098

(1) During the year ended December 31, 2007, the Company repurchased 99,699 shares of common stock at a weighted average cost, including brokerage commissions, of $5.68 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2007 were $566,732. During the year ended December 31, 2006, the Company repurchased 679,219 shares of common stock at a weighted average cost, including brokerage commissions, of $7.57 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2006 were $5,142,898. During the year ended December 31, 2005, the Company repurchased 824,100 shares of common stock at a weighted average cost, including brokerage commissions, of $9.81 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2005 were $8,080,882. During the year ended December 31, 2004, the Company repurchased 34,700 shares of common stock at a weighted average cost, including brokerage commissions, of $9.38 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2004 were $325,631. See Stock Repurchase Program in Note 12 of the Notes to Consolidated Financial Statements regarding the repurchase of shares of the Company's common stock.

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

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Critical Accounting Policies and Estimates (Continued)
------------------------------------------

     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of December 31, 2007, there are no contracts that are anticipated to result in a loss.

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

     Accrued Product Warranty
     ------------------------
     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, typically two percent of the cost of the system being sold, and a detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The warranty reserve as of December 31, 2007 and 2006 was $234,000 and $192,000, respectively.

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


                        --------------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Results of Operations - Year Ended December 31, 2007 Compared to the Year Ended
-------------------------------------------------------------------------------
December 31, 2006
-----------------

Earnings Summary
----------------
     The Company had a net income of $341,000 (or $0.12 basic earnings per share) for the year ended December 31, 2007, compared to net income of $468,000 (or $0.14 basic earnings per share) for the year ended December 31, 2006. The decrease in net income was primarily due to:
     o  a decrease during 2007 in gross profit of $76,000 as described below;
     o an increase in selling, general and administrative expenses of $363,000 as described below;
     o a decrease of $79,000 in interest income attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities; and
     o a decrease of $140,000 in other income, net attributable to a decrease in royalty income from a license agreement related to material handling equipment sales as described below.

     Partially offsetting the above decrease in net income was:
     o  a decrease in product development costs of $117,000 as described below;
        and
     o an income tax benefit of $433,000, primarily due to the reversal of accruals for the expiration of tax return statutes and the effect of tax-exempt interest on certain investments on the annualized effective rate.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                  2007               2006
                                                            -----------------  ------------------
Net sales..............................................       $   21,448,000        17,788,000
Cost of sales..........................................           16,228,000        12,492,000
                                                            -----------------  ------------------
Gross profit on sales..................................       $    5,220,000         5,296,000
                                                            =================  ==================

Gross profit as a percentage of sales..................                24.3%             29.8%
                                                            =================  ==================

     The increase in sales was associated with a larger amount of orders received during 2007 when compared to the amount of orders received during 2006. Contributing to the increase in sales was progress made on contracts received during 2007 in accordance with contract completion requirements.

     Gross profit, as a percentage of sales, for the year ended December 31, 2007, when compared to the year ended December 31, 2006, was unfavorably impacted by 4.1% due to product mix, and by 1.4% due to the reduced absorption of overhead costs.

Selling, General and Administrative Expenses
--------------------------------------------
     Selling, general and administrative expenses of $5,615,000 were higher by $363,000 for the year ended December 31, 2007 than for year ended December 31, 2006. The increase was attributable to the addition of resources aimed at expanding the customer base and costs associated with sales efforts in response to quoting and sales activities totaling $136,000, and an increase of $355,000 in commission expenses related to the Company's enhanced revenue performance. Partially offsetting the aforementioned unfavorable variance was a decrease of $168,000 in marketing expenses primarily associated with product promotion and trade shows.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Results of Operations - Year Ended December 31, 2007 Compared to the Year Ended
-------------------------------------------------------------------------------
December 31, 2006 (Continued)
-----------------

Product Development Costs
-------------------------
     Product development costs, including patent expense, of $166,000 were lower by $117,000 for the year ended December 31, 2007 than for the year ended December 31, 2006. Development programs in the year ended December 31, 2007 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts during the year ended December 31, 2007 included voice-directed replenishment and DISPEN-SI-MATIC(R) software enhancements aimed at promoting workplace efficiencies for the Company's customers.

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

Interest Income
---------------
     Interest income of $448,000 was lower by $79,000 for the year ended December 31, 2007 than for the year ended December 31, 2006. The decrease in interest income was attributable to the lower level of funds available for investment throughout the year, as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities.

Other Income, Net
-----------------
     The unfavorable variance of $140,000 in other income, net for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily attributable to a decrease in royalty income from a license agreement related to material handling equipment sales. Effective February 1, 2007, the license agreement became royalty-free. Therefore, the Company no longer receives royalty income from the license agreement.

Income Tax Expense (Benefit)
---------------------------
     The Company recognized an income tax benefit of $433,000 during the year ended December 31, 2007 compared to an income tax benefit of $19,000 during the year ended December 31, 2006. The income tax benefit for the year ended December 31, 2007 was higher than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes and tax-exempt interest on certain investments. The income tax benefit for the year ended December 31, 2006 was primarily due to the reversal of accruals for the expiration of tax return statutes and tax-exempt interest on certain investments.


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

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Results of Operations - Year Ended December 31, 2006 Compared to the Year Ended
-------------------------------------------------------------------------------
December 31, 2005 (Continued)
-----------------

Earnings Summary (Continued)
----------------
$990,000 (or $0.24 basic earnings per share) for the year ended December 31, 2005. Income from continuing operations was $468,000 (or $0.14 basic earnings per share) for the year ended December 31, 2006, compared to income from continuing operations of $208,000 (or $0.05 basic earnings per share) for the year ended December 31, 2005. The increase in income from continuing operations was primarily due to:

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

     Development programs in the year ended December 31, 2005 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts, that were essentially completed during the year ended December 31, 2004 and incorporated into the Company's Order Fulfillment product offerings, were centered on the development of an innovative computer control system, along with DISPEN-SI-MATIC(R) software and hardware enhancements aimed at promoting workplace efficiencies for the Company's customers. Order Fulfillment development efforts during the year ended December 31, 2005 were primarily additional modifications and enhancements to the Company's fiscal 2004 development initiatives.

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


                        --------------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Liquidity and Capital Resources
-------------------------------

     The Company's cash and cash equivalents and short-term investments at December 31, 2007 were $12,304,000, representing 67.2% of total assets, compared to $12,072,000, or 72.1% of total assets, at December 31, 2006. The increase was primarily due to the cash provided by operating activities totaling $945,000, partially offset by the repurchase and retirement of common stock totaling $567,000 and purchases of capital equipment totaling $146,000.

     Cash provided by operating activities totaling $945,000 during the year ended December 31, 2007 was primarily due to the following factors:

     o an increase in customers' deposits and billings in excess of costs and estimated earnings in the amount of $1,669,000 in accordance with contractual requirements; and

     o an increase in accounts payable in the amount of $549,000 associated with the purchase of goods and services rendered in accordance with job completion requirements.

     Partially offset by the following factors:

     o an increase in costs and estimated earnings in excess of billings in the amount of $909,000 in accordance with contractual requirements; and

     o an increase in inventories in the amount of $390,000 relating to the purchase of safety stock and long-lead time items.

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

     The Company repurchased $567,000 of its common stock in 2007 compared with $5,143,000 in 2006. Subsequent to December 31, 2007, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $15,000,000 of the Company's common stock to up to $17,000,000. The Company has approximately $2.9 million (including the most recent amendment) authorized by the Board of Directors to use for future stock repurchases.

     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. As of December 31, 2007, the Company did not have any borrowings under the line of credit facility; however, the leasing agreement associated with the Company's principal office is secured with a $200,000 letter of credit. Therefore, as of December 31, 2007, the amount of available line of credit was $4,800,000.

     The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivables and inventory. The Company was in compliance with all covenants as of December 31, 2007. The line of credit facility expires effective June 30, 2008. The Company expects to renew the line of credit facility under similar terms and conditions during 2008.

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

     The Company is currently exploring various business strategies designed to enhance the value of the Company's assets for its stockholders. The Company is continuing to evaluate and actively explore a range of possible options, including transactions intended to improve liquidity and maximize stockholder value, and consideration of the acquisition of complementary assets and/or businesses. The Company may not be able to effect any of these strategic options.


                        --------------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Contractual Obligations
-----------------------
     The Company leases approximately 25,000 square feet in Easton, Pennsylvania for use as its principal office. The leasing agreement requires fixed monthly rental payments of $19,345. The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit. On November 14, 2007, the Company amended the lease agreement to extend the term of the lease for a period of five years commencing immediately upon the February 21, 2008 expiration date of the original term of the lease. The amended lease agreement requires fixed monthly rental payments of $18,000 for five years through the February 20, 2013 expiration date of the lease. The amended lease agreement incorporates the terms and conditions of the original lease agreement.

     Future contractual obligations and commercial commitments at December 31, 2007 as noted above are as follows:

                                                              Payments Due by Period
                             ------------------------------------------------------------------------------------------
                                   Total           2008       2009        2010        2011        2012     After 2012
                             ------------------------------------------------------------------------------------------
Contractual obligations:
   Operating leases..........    $ 1,119,000      219,000     216,000    216,000     216,000     216,000      36,000
                             ------------------------------------------------------------------------------------------

     Total...................    $ 1,119,000      219,000     216,000    216,000     216,000     216,000      36,000
                             ==========================================================================================


                                                             Amount of Commitment Expiration Per Period
                                Total Amounts  ------------------------------------------------------------------------
                                 Committed          2008       2009        2010        2011        2012     After 2012
                             ------------------------------------------------------------------------------------------
Other commercial
commitments:
   Letters of credit.........    $   200,000      200,000       -           -           -           -           -

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

Off-Balance Sheet Arrangements
------------------------------
     As of December 31, 2007, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), obligations (including contingent obligations) under a contract that would be accounted for as a derivative instrument, or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

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

                        --------------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Recently Issued Accounting Pronouncements
-----------------------------------------

     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007.

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

     In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portion of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on the Company's financial statements.

     In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R), Business Combinations ("SFAS No. 141R"). SFAS No. 141R replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 141R will have on the Company's financial statements.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------

     In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS No. 141R. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 160 will have on the Company's financial statements.


                        --------------------------------


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

Item 8.       Consolidated Financial Statements and Supplementary Data
-------       --------------------------------------------------------



                                            I N D E X

o    Report of Independent Registered Public Accounting Firm..............................     37


o    Consolidated Financial Statements:
        Consolidated Balance Sheets, December 31, 2007 and 2006...........................     38

        Consolidated Statements of Operations for the years ended
        December 31, 2007, 2006, and 2005.................................................     40

        Consolidated Statements of Stockholders' Equity and Comprehensive
        Income for the years ended December 31, 2007, 2006, and 2005......................     41

        Consolidated Statements of Cash Flows for the years ended
        December 31, 2007, 2006, and 2005.................................................     42

        Notes to Consolidated Financial Statements........................................     44


o All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Paragon Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Paragon Technologies, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paragon Technologies, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, on January 1, 2007 and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified prospective approach, effective January 1, 2006.



                                  /S/ KPMG LLP



Philadelphia, Pennsylvania
March 28, 2008

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2007 and 2006
(In Thousands, Except Share Data)

                                                            December 31,           December 31,
                                                               2007                   2006
                                                        -------------------     ------------------

Assets
------
Current assets:
   Cash and cash equivalents.......................          $  12,104                  2,447
   Short-term investments..........................                200                  9,625
                                                        -------------------     ------------------
     Total cash and cash equivalents and
       short-term investments......................             12,304                 12,072
                                                        -------------------     ------------------

   Receivables:
     Trade.........................................              2,640                  2,557
     Notes and other receivables...................                310                    428
                                                        -------------------     ------------------
       Total receivables...........................              2,950                  2,985
                                                        -------------------     ------------------

   Costs and estimated earnings in
     excess of billings............................              1,353                    444

   Inventories:
     Raw materials.................................                160                    100
     Work-in-process...............................                224                     29
     Finished goods................................                475                    340
                                                        -------------------     ------------------
       Total inventories...........................                859                    469
                                                         -------------------     ------------------

   Deferred income tax benefits....................                263                    288
   Prepaid expenses and other current assets.......                113                    112
                                                        -------------------     ------------------

     Total current assets..........................             17,842                 16,370
                                                        -------------------     ------------------

Property, plant and equipment, at cost:
   Machinery and equipment.........................              1,313                  1,195
   Less:  accumulated depreciation.................              1,000                    919
                                                        -------------------     ------------------
     Net property, plant and equipment.............                313                    276
                                                        -------------------     ------------------


Deferred income tax benefits.......................                161                     96
Other assets.......................................                  -                     10
                                                        -------------------     ------------------

     Total assets..................................          $  18,316                 16,752
                                                        ===================     ==================

          See accompanying notes to consolidated financial statements.



                                                                     (Continued)

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets (Continued)
December 31, 2007 and 2006
(In Thousands, Except Share Data)

                                                            December 31,           December 31,
                                                               2007                   2006
                                                        -------------------     ------------------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable......................................    $   1,726                  1,177
   Customers' deposits and billings in excess of
     costs and estimated earnings........................        3,063                  1,394
   Accrued salaries, wages, and commissions..............          173                    132
   Income taxes payable..................................            -                    541
   Accrued product warranty..............................          234                    192
   Deferred gain on sale-leaseback.......................           28                    165
   Unearned support contract revenue.....................          254                    270
   Accrued other liabilities.............................          324                    425
                                                           -----------------     -----------------
       Total current liabilities.........................        5,802                  4,296
                                                           -----------------     -----------------

Long-term liabilities:
   Income taxes payable..................................          261                      -
   Deferred gain on sale-leaseback.......................            -                     28
                                                           -----------------     -----------------
       Total long-term liabilities.......................          261                     28
                                                           -----------------     -----------------

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued and outstanding
     2,769,192 shares as of December 31, 2007
     and 2,873,891 shares as of December 31,
     2006................................................        2,769                  2,874
   Additional paid-in capital............................        5,537                  5,720
   Retained earnings.....................................        3,947                  3,834
                                                           -----------------     -----------------
       Total stockholders' equity........................       12,253                 12,428
                                                           -----------------     -----------------

       Total liabilities and stockholders' equity........     $ 18,316                 16,752
                                                           =================     =================

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Share and Per Share Data)


                                                December 31,       December 31,       December 31,
                                                   2007                2006               2005
                                              ----------------   ----------------   ----------------
Net sales.................................      $    21,448            17,788             16,676
Cost of sales.............................           16,228            12,492             12,140
                                              ----------------   ----------------   ----------------
   Gross profit on sales..................            5,220             5,296              4,536
                                              ----------------   ----------------   ----------------

Selling, general and administrative
  expenses................................            5,615             5,252              4,646
Product development costs.................              166               283                 62
Interest expense..........................                1                 1                  1
Interest income...........................             (448)             (527)              (324)
Other income, net.........................              (22)             (162)              (150)
                                              ----------------   ----------------   ----------------
                                                      5,312             4,847              4,235
                                              ----------------   ----------------   ----------------

Income (loss) from continuing
   operations before income taxes.........              (92)              449                301
Income tax expense (benefit)..............             (433)              (19)                93
                                              ----------------   ----------------   ----------------
   Income from continuing
     operations...........................              341               468                208
   Income from discontinued
     operations, net of income taxes......                -                 -                990
                                              ----------------   ----------------   ----------------
Net income................................      $       341               468              1,198
                                              ================   ================   ================

Basic earnings per share:
   Income from continuing
     operations...........................      $       .12               .14                .05
   Income from discontinued
     operations...........................                -                 -                .24
                                              ----------------   ----------------   ----------------
Net income................................      $       .12               .14                .29
                                              ================   ================   ================

Diluted earnings per share:
   Income from continuing
     operations...........................      $       .12               .14                .05
   Income from discontinued
     operations...........................                -                -                 .24
                                              ----------------   ----------------   ----------------
Net income................................      $       .12               .14                .29
                                              ================   ================   ================

Weighted average shares
   outstanding............................        2,791,945         3,307,382          4,073,252
Dilutive effect of stock options..........                -             4,373             45,342
                                              ----------------   ----------------   ----------------
Weighted average shares
   outstanding assuming dilution..........        2,791,945         3,311,755          4,118,594
                                              ================   ================   ================

          See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity and Comprehensive Income For the Years Ended December 31, 2007, 2006, and 2005
   (In Thousands, Except Share Data)


                                                   Common Shares       Additional                   Total
                                               --------------------     Paid-In      Retained    Stockholders'    Comprehensive
                                                 Number      Amount     Capital      Earnings       Equity           Income
                                               ----------   -------    ----------    --------    ------------     -------------
Balance at December 31, 2004..................  4,265,310   $ 4,265       7,996       11,047        23,308

Net income....................................          -         -           -        1,198         1,198            1,198
                                                                                                                  -------------
Comprehensive income..........................          -         -           -            -             -            1,198
                                                                                                                  =============
Stock options exercised.......................     97,809        98         602          (77)          623
Acquisition and retirement of common stock....   (824,100)     (824)     (1,612)      (5,645)       (8,081)
Other incentive plan activity.................          -         -          18            -            18
                                               ----------   -------    ----------    --------    ------------
Balance at December 31, 2005..................  3,539,019     3,539       7,004        6,523        17,066

Net income....................................          -         -           -          468           468              468
                                                                                                                   -------------
Comprehensive income..........................          -         -           -            -             -              468
                                                                                                                   =============
Nonvested stock grants, net of amortization...     12,500        12          14            -            26
Stock options exercised.......................      1,591         2          59          (61)            -
Acquisition and retirement of common stock....   (679,219)     (679)     (1,368)      (3,096)       (5,143)
Other incentive plan activity.................          -         -          11            -            11
                                               ----------   -------    ----------    --------    ------------
Balance at December 31, 2006..................  2,873,891     2,874       5,720        3,834        12,428

Net income....................................          -         -           -          341           341              341
                                                                                                                  -------------
Comprehensive income..........................          -         -           -            -             -              341
                                                                                                                  =============
Nonvested stock grants, net of amortization...     (5,000)       (5)         13            -             8
Effect of initial application of FIN 48.......          -         -           -           37            37
Acquisition and retirement of common stock....    (99,699)     (100)       (202)        (265)         (567)
Other incentive plan activity.................          -         -           6            -             6
                                               ----------   -------    ----------    --------    ------------
Balance at December 31, 2007..................  2,769,192   $ 2,769       5,537        3,947        12,253
                                               ==========   =======    ==========    ========    ============

                                     See accompanying notes to consolidated financial statements.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006, and 2005
(In Thousands)


                                                             December 31,         December 31,         December 31,
                                                                 2007                2006                  2005
                                                         --------------------  ------------------   ------------------
Cash flows from operating activities:
  Net income..........................................        $   341                 468                 1,198
  Less: income from discontinued operations...........              -                   -                   990
                                                         --------------------  ------------------   ------------------
Income from continuing operations.....................            341                 468                   208
  Adjustments to reconcile net
     income to net cash provided
     (used) by operating activities:
        Depreciation of plant and
          equipment...................................            109                 104                    90
        Deferred tax expenses.........................             27                 172                   343
        Amortization of deferred gain on
          sale-leaseback..............................           (165)               (165)                 (165)
        Stock-based compensation......................             14                  37                    18
        Change in operating assets and
          liabilities:
             Receivables..............................             35                 110                  (768)
             Costs and estimated earnings
               in excess of billings..................           (909)                172                  (524)
             Inventories..............................           (390)               (125)                    8
             Prepaid expenses and other
               current assets.........................             (1)                217                   (97)
             Other assets.............................             10                   -                     -
             Accounts payable.........................            549                (214)                  (55)
             Customers' deposits and
               billings in excess of costs
               and estimated earnings.................          1,669                (650)                  802
             Accrued salaries, wages,
               and commissions........................             41                  30                     2
             Income taxes payable.....................           (310)               (109)                  145
             Accrued product warranty.................             42                   3                  (301)
             Unearned support contract revenue........            (16)                 31                    54
             Accrued other liabilities................           (101)               (132)                 (212)
             Net cash provided by
               operating activities of
               discontinued operations................              -                   -                   601
                                                         --------------------  ------------------   ------------------
  Net cash provided (used) by
     operating activities.............................            945                 (51)                  149
                                                         --------------------  ------------------   ------------------



                                                                     (Continued)

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2007, 2006, and 2005
(In Thousands)


                                                             December 31,         December 31,         December 31,
                                                                 2007                2006                  2005
                                                         --------------------  ------------------   ------------------

Cash flows from investing activities:
  Proceeds from the sale of Ermanco,
     net of transaction costs and
     post closing adjustments.........................              -                   -                21,508
  Proceeds from sales of short-term
     investments  ....................................          9,925               7,585                10,875
  Purchases of short-term investments.................           (500)               (500)              (25,685)
  Purchases of property, plant and
     equipment........................................           (146)               (131)                 (150)
  Net cash used by investing activities
     of discontinued operations.......................              -                   -                  (254)
                                                         --------------------  ------------------   ------------------
  Net cash provided by investing
     activities.......................................          9,279               6,954                 6,294
                                                         --------------------  ------------------   ------------------

Cash flows from financing activities:
  Sale of common shares in connection with
     employee incentive stock option plan.............              -                   -                   623
  Repurchase and retirement of
     common stock.....................................           (567)             (5,143)               (8,081)
                                                         --------------------  ------------------   ------------------
  Net cash used by financing activities...............           (567)             (5,143)               (7,458)
                                                         --------------------  ------------------   ------------------

  Increase (decrease) in cash
     and cash equivalents.............................          9,657               1,760                (1,015)
  Cash and cash equivalents,
     beginning of period..............................          2,447                 687                 1,702
                                                         --------------------  ------------------   ------------------
  Cash and cash equivalents, end of period............       $ 12,104               2,447                   687
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

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales during the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

     For the year ended December 31, 2007:

                                                                                  % of Total
                                                       SI Systems                    Sales
                                                   -------------------        ------------------
Systems sales.................................         $   17,737                     82.7%
Aftermarket sales.............................              3,711                     17.3%
                                                   -------------------        ------------------
Total sales...................................         $   21,448                    100.0%
                                                   ===================        ==================

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
                                                   ===================        ==================


     The Company's products are sold worldwide through its own sales personnel. Domestic and international sales during the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
         (Continued)

Description of Business and Concentration of Credit Risk (Continued)
--------------------------------------------------------
     For the year ended December 31, 2007:

                                                                                  % of Total
                                                       SI Systems                    Sales
                                                   -------------------        ------------------

Domestic sales................................         $   14,935                     69.6%
International sales...........................              6,513                     30.4%
                                                   -------------------        ------------------
Total sales...................................         $   21,448                    100.0%
                                                   ===================        ==================

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
                                                   ===================        ==================

     Sales from external customers for each of the Company's products during the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

                                           December 31, 2007            December 31, 2006             December 31, 2005
                                      ---------------------------   ---------------------------   ---------------------------
                                                      % of Total                   % of Total                    % of Total
                                          Sales          Sales         Sales          Sales           Sales          Sales
                                      ------------   ------------   ------------   ------------   ------------   ------------
     LO-TOW(R) sales................     $  6,367         29.7%       $  6,458         36.3%        $  5,691         34.1%
     CARTRAC(R) sales...............          119           .5%          1,975         11.1%              34           .2%
     DISPEN-SI-MATIC(R),
        SINTHESIS(R), and
        related order fulfillment
        sales.......................       11,216         52.3%          6,092         34.2%           7,813         46.9%
     Other sales....................           35           .2%             51           .3%              76           .4%
     Aftermarket sales..............        3,711         17.3%          3,212         18.1%           3,062         18.4%
                                      ------------   ------------   ------------   ------------   ------------   ------------
        Total sales.................     $ 21,448        100.0%       $ 17,788        100.0%        $ 16,676        100.0%
                                      ============   ===========    ============   ============   ============   ============

     In the year ended December 31, 2007, two customers accounted for over 10% of sales, and they are listed as follows: Vistakon, a division of Johnson & Johnson Vision Care - $7,625,000 or 35.6%, and General Motors - $3,008,000 or 14.0%. In the year ended December 31, 2006, one customer accounted for over 10% of sales and is listed as follows: Caterpillar - $2,098,000 or 11.8% of total sales. In the year ended December 31, 2005, five customers accounted for over 10% of sales, and they are listed as follows: BMG Direct Marketing - $2,492,000 or 14.9%, SI/BAKER - $1,990,000 or 11.9%, Vistakon, a division of Johnson & Johnson Vision Care - $1,867,000 or 11.2%, E-Z-GO Division of Textron - $1,812,000 or 10.9%, and Honda of America Mfg. - $1,723,000 or 10.3%. No other customer accounted for over 10% of sales.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
         (Continued)

Description of Business and Concentration of Credit Risk (Continued)
--------------------------------------------------------------------
     The Company's products are sold on a fixed-price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has been accepted. Generally, contract terms are net 30 days for product and parts sales, with progress payments for system-type projects. As of December 31, 2007, two customers owed the Company in excess of 10% of trade receivables, and they are listed as follows: Cummins Engine - $1,451,000 or 55.0% and Vistakon, a division of Johnson & Johnson Vision Care - $344,000 or 13.0%. No other customer owed the Company in excess of 10% of trade receivables. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
         (Continued)

Allowance for Doubtful Accounts
-------------------------------
     The Company provides an allowance for doubtful accounts determined by a specific identification of individual accounts and other accounts based on historical experience. The Company writes off receivables upon determination that no further collections are probable. The allowance for doubtful accounts was $0 at December 31, 2007 and 2006.

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

     A roll-forward of warranty activities is as follows (in thousands):

                      Beginning        Additions (Reductions)                           Ending
                       Balance               Charged to                                 Balance
                      January 1          Costs and Expenses          Deductions       December 31
                    ---------------   -------------------------   ---------------  ------------------
2007..............      $  192                  128                     (86)              234
2006..............      $  189                   71                     (68)              192
2005..............      $  490                 (242)                    (59)              189

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
         (Continued)

Stock-Based Compensation (Continued)
------------------------
     Effective January 1, 2006, the Company adopted SFAS No. 123R and began expensing the grant-date fair value of employee stock options over the related requisite service period. Prior to January 1, 2006, the Company applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recognized compensation expense on options granted to non-employee directors. Stock-based compensation expense was approximately $6,000 for employee stock options for the year ended December 31, 2007. The impact of adopting SFAS No. 123R in 2006 was approximately $7,000 of stock-based compensation expense for employee stock options and did not have a significant impact on basic and diluted earnings per share for the year ended December 31, 2006. The pro forma impact of expensing employee stock options in 2005 would have been $27,000 or a reduction of diluted earnings per share by approximately $.01 for the year based on the disclosures required by SFAS No. 123.

     The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2007 and 2006 includes attribution of the fair value related to the remaining unvested portion of stock option awards granted prior to January 1, 2006, and attribution related to new awards granted after January 1, 2006.

     The expense associated with stock-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income to cash provided
(used) by operating activities.

     Prior to the adoption of SFAS No. 123R, the Company presented tax benefits, if any, resulting from stock-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that certain cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. For the years ended December 31, 2007 and 2006, no excess tax benefits were generated.

     For stock options granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to its stock option plan would have been as follows:

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
         (Continued)

Stock-Based Compensation (Continued)
------------------------

                                                                 For the Year
                                                                     Ended
                                                               December 31, 2005
                                                               -----------------
Net income, as reported..................................          $ 1,198
Deduct:  total stock-based employee
   compensation expense determined
   under fair value based method, net of
   related tax effects...................................              (27)
                                                               ----------------
Pro forma net income.....................................          $ 1,171
                                                               ================

Basic earnings per share:
   As reported...........................................          $   .29
   Pro forma.............................................          $   .29

Diluted earnings per share:
   As reported...........................................          $   .29
   Pro forma.............................................          $   .28

Earnings Per Share
------------------
     Basic and diluted earnings per share for the years ended December 31, 2007, 2006, and 2005 are based on the weighted average number of shares outstanding. In addition, diluted earnings per share reflect the effect of dilutive securities which include the shares that would be outstanding assuming the exercise of dilutive stock options. The number of shares that would be issued from the exercise has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock.

Recently Issued Accounting Pronouncements
-----------------------------------------
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007.

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
         (Continued)

Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------------------

     In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portion of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on the Company's financial statements.

     In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R), Business Combinations ("SFAS No. 141R"). SFAS No. 141R replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 141R will have on the Company's financial statements.

     In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS No. 141R. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 160 will have on the Company's financial statements.

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(2)      Discontinued Operations -- Sale of Ermanco (Continued)
---      ------------------------------------------

     The following are the condensed results of operations for Ermanco (in thousands):

                                                              December 31, 2005
                                                              -----------------
Net sales...............................................          $  28,132
                                                              -----------------

Income from operations before income taxes..............          $   2,523
Income tax expense......................................                916
                                                              -----------------
Income from operations after income taxes...............              1,607

Loss on sale before income taxes........................               (964)
Income tax benefit......................................               (347)
                                                              -----------------
Loss on sale after income tax benefit...................               (617)
                                                              -----------------

Income from discontinued operations.....................          $     990
                                                              =================


(3)      Uncompleted Contracts
---      ---------------------

Costs and estimated earnings on uncompleted contracts are as follows (in thousands):

                                                         December 31, 2007         December 31, 2006
                                                       ----------------------   -----------------------
Costs and estimated earnings on
   uncompleted contracts...........................           $  15,478                   14,672
Less:  billings to date............................             (17,188)                 (15,622)
                                                      -----------------------  ------------------------
                                                              $  (1,710)                    (950)
                                                      =======================  ========================

Included in accompanying balance sheets
  under the following captions:
     Costs and estimated earnings
       in excess of billings.......................           $   1,353                      444
     Customers' deposits and billings in
       excess of costs and estimated earnings......              (3,063)                  (1,394)
                                                      -----------------------  ------------------------
                                                              $  (1,710)                    (950)
                                                      =======================  ========================


(4)      Line of Credit
---      --------------

     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. As of December 31, 2007, the Company did not have any borrowings under the line of credit facility; however, the leasing agreement associated with the Company's principal office is secured with a $200,000 letter of credit. Therefore, as of December 31, 2007, the amount of available line of credit was $4,800,000.

     The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivable and inventory. The Company was in compliance with all covenants as of December 31, 2007. The line of credit facility expires effective June 30, 2008. The Company expects to renew the line of credit facility under similar terms and conditions during 2008.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(5)      Stock Options and Nonvested Stock
---      ---------------------------------

     1997 Equity Compensation Plan
     The Company's stock-based compensation program, the 1997 Equity Compensation Plan ("ECP"), expired in July 2007. Prior to expiration, the ECP provided for grants of stock options, restricted and nonvested stock, and stock appreciation rights to selected employees, key advisors who performed valuable services, and directors of the Company. In addition, the ECP provided for grants of performance units to employees and key advisors. Prior to expiration, the ECP, as amended by stockholders in August 2000 and June 2001, authorized up to 1,012,500 shares of common stock for issuance pursuant to the terms of the plan. No further grants are available under the plan.

     Under the Company's ECP, officers, directors, and key employees have been granted options to purchase shares of common stock at the market price at the date of grant. Options vest in four equal annual installments beginning on the first anniversary of the date of grant; thus, at the end of four years, the options are fully exercisable. Vested stock option awards may be exercised through payment of cash, exchange of mature shares, or through a broker. As of December 31, 2007, 7,500 options are outstanding under the plan, and all options have a term of seven years.

     Stock-based compensation expense recognized during the years ended December 31, 2007 and 2006 for stock-based compensation programs was $14,000 and $37,000, respectively. Stock-based compensation expense recognized during the years ended December 31, 2007 and 2006 consisted of expensing $6,000 and $7,000, respectively, for employee stock options, and $0 and $4,000, respectively, for directors' stock options, and $8,000 and $26,000, respectively, for nonvested stock. Stock-based compensation expense recognized during the year ended December 31, 2005 consisted of expensing $18,000 for directors' stock options.

     All of the stock-based compensation expense recognized was a component of selling, general and administrative expenses. Income was recognized during the three months ended March 31, 2007 as a result of the forfeiture of 5,000 shares of nonvested stock due to the resignation of Mr. Hoffner from the Company effective March 1, 2007.

     Stock Options
     On March 8, 2006, the Board of Directors of the Company granted 12,500 stock options to its executive officers. The fair value of options granted was estimated using the Black Scholes option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the Company's stock and dividends over the historical period equal to the option term. The dividend yield on the Company's common stock is assumed to be zero since the Company has not paid any cash dividends since 1999 and has no present intention to declare cash dividends. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method. The assumptions given below result from certain groups of employees exhibiting different behavior. The Company does not expect to have any forfeitures of its stock option awards based on the historical experience of the group of employees that received the stock option awards. The risk-free rate is based on the U. S. Treasury Securities with terms equal to the expected time of exercise as of the grant date.

       ------------------------------------------------------------
       Expected volatility............................        18.0%
       Expected dividend yield........................         0.0%
       Expected life (in years).......................         4.75
       Risk-free interest rate........................         4.75%
       -------------------------------------------------------------

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(5)      Stock Options and Nonvested Stock (Continued)
---      --------------------------------

     Stock Options (Continued)
     The grant-date fair value of options granted on March 8, 2006 was $2.60 per option.

     A summary of stock option activity is presented below:

                                                                                 Weighted
                                                             Weighted            Average
                                                             Average             Remaining             Aggregate
                                                             Exercise         Contractual Term         Intrinsic
                                                Options       Price              (In Years)              Value
                                               ---------   -------------   -----------------------   --------------
Outstanding at January 1, 2007...........         32,500       $  8.89
  Granted................................              -             -
  Exercised..............................              -             -
  Forfeited..............................        (25,000)         8.56
                                               ----------   ------------
Outstanding at December 31, 2007.........          7,500       $ 10.01               5.2                 $  -
                                               ==========   ============

Exercisable at December 31, 2007.........          1,875       $ 10.01               5.2                 $  -

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

     There were no stock options granted during the year ended December 31, 2007.

     The compensation expense recognized during the years ended December 31, 2007 and 2006 for stock options was $6,000 and $7,000, respectively. The total compensation expense of $23,000 is expected to be recognized on the straight-line basis over the stated vesting period consistent with the terms of the arrangement. As of December 31, 2007, there is unrecognized compensation cost of $11,000 on the stock option awards which will be recognized over the next 2.2 years.

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(5)      Stock Options and Nonvested Stock (Continued)
---      ---------------------------------

     Nonvested Stock (Continued)
     A summary of nonvested stock activity is presented below:

                                                     Nonvested Shares             Grant Date Fair Value
                                              -------------------------------   ---------------------------
Nonvested at January 1, 2007..........                   12,500                         $  10.01
   Granted............................                        -                              -
   Vested.............................                        -                              -
   Forfeited..........................                   (5,000)                           10.01
                                              -------------------------------   ---------------------------
Nonvested at December 31, 2007........                    7,500                         $  10.01
                                              ===============================   ===========================

     The compensation expense recognized during the years ended December 31, 2007 and 2006 for nonvested stock awards was $8,000 and $26,000, respectively. The total compensation cost of $75,000 is expected to be recognized on the straight-line basis over the four-year vesting period consistent with the terms of the arrangement. As of December 31, 2007, there is unrecognized compensation cost of $41,000 on the nonvested stock awards which will be recognized over the next 2.2 years.


(6)      Employee Benefit Plans
---      ----------------------

     The Company has a defined contribution Retirement Savings Plan for its employees. Employees age 21 and above, with at least 90 days of service, are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company matches 100% of the first 3% of pay which the employee contributes to the Plan and 50% of the next 2% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions in the form of cash as determined annually by the Company's Board of Directors; however, there were no profit sharing contributions for the years ended December 31, 2007, 2006, and 2005. Total expense for the Retirement Savings Plan was $174,000, $147,000, and $129,000 for the years ended December 31, 2007, 2006, and 2005, respectively.


(7)      Income Taxes
---      ------------


     The provision for income tax expense (benefit) associated with continuing operations consists of the following (in thousands):

                                   For the Year Ended             For the Year Ended           For the Year Ended
                                    December 31, 2007              December 31, 2006            December 31, 2005
                                -------------------------     --------------------------    ------------------------
Federal  - current..........             $  (434)                        (168)                        (251)
         - deferred.........                  42                          152                          338
                                -------------------------     --------------------------    ------------------------
                                            (392)                         (16)                          87
                                -------------------------     --------------------------    ------------------------

State    - current..........                 (26)                         (23)                           1
         - deferred.........                 (15)                          20                            5
                                -------------------------     --------------------------    ------------------------
                                             (41)                          (3)                           6
                                -------------------------     --------------------------    ------------------------

Foreign  - current..........                   -                            -                            -
                                -------------------------     --------------------------    ------------------------
                                         $  (433)                         (19)                          93
                                =========================     ==========================    ========================

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(7)      Income Taxes (Continued)
---      ------------

     The income tax expense (benefit) was allocated as follows (in thousands):

                                   For the Year Ended            For the Year Ended           For the Year Ended
                                    December 31, 2007             December 31, 2006            December 31, 2005
                                 ------------------------     --------------------------    ------------------------
Continuing operations........             $  (433)                       (19)                           93
Discontinued operations......                   -                          -                           569
                                 ------------------------     --------------------------    ------------------------
                                          $  (433)                       (19)                          662
                                 ========================     ==========================    ========================

     The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate associated with continuing operations is (in thousands):

                                   For the Year Ended            For the Year Ended           For the Year Ended
                                    December 31, 2007             December 31, 2006            December 31, 2005
                                 ------------------------     --------------------------    ------------------------
Computed tax expense
   (benefit) at statutory
   rate of 34%................          $   (31)                         153                           102
Increase (reduction) in
  taxes resulting from:
     State income taxes,
       net of federal
       benefit................              (27)                          (2)                            4
     Tax-exempt
       interest...............              (97)                        (151)                          (86)
     Change in tax
       contingency
       reserve................             (309)                         (49)                            -
     Miscellaneous items......               31                           30                            73
                                 ------------------------     --------------------------    ------------------------
                                        $  (433)                         (19)                           93
                                 ========================     ==========================    ========================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities associated with continuing operations at December 31, 2007 and 2006 are presented below (in thousands):

                                                             December 31,           December 31,
                                                                 2007                   2006
                                                          -------------------    -----------------
Deferred tax assets:
   Net operating and built-in loss carryforward......           $  105                     89
   Credit carryforward...............................               29                      -
   Inventories.......................................              107                     99
   Accrued restructuring costs.......................               22                     22
   Accrued warranty costs............................               92                     74
   Accruals for other expenses, not yet
     deductible for tax purposes.....................              135                    158
                                                          -------------------    -----------------
       Total gross deferred tax assets...............              490                    442
                                                          -------------------    -----------------

Deferred tax liabilities:
   Plant and equipment, principally due
     to differences in depreciation..................              (32)                   (24)
   Prepaid expenses..................................              (34)                   (34)
                                                          -------------------    -----------------
       Total gross deferred tax liabilities..........              (66)                   (58)
                                                          -------------------    -----------------
       Net deferred tax assets.......................           $  424                    384
                                                          ===================    =================

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(7)      Income Taxes (Continued)
---      ------------

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2007 approximately $650,000 of federal taxable income and $1,730,000 of state taxable income is needed to fully realize the Company's recorded net deferred tax assets. Based upon historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2007.

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

     The Company recognizes interest and penalties for income tax matters in income tax expense. In conjunction with the adoption of FIN 48, the Company had a balance of approximately $117,000 ($80,000, net of federal benefit) for potential interest and penalties at January 1, 2007 which is included as a component of the $692,000 unrecognized tax benefit noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of interest and penalties, is as follows (in thousands):

Balance at January 1, 2007...................................         $  575
Increases related to prior year tax positions................              -
Decreases related to prior year tax positions................              -
Increases related to current year tax positions..............              -
Settlements..................................................             (3)
Lapse of statue..............................................           (369)
                                                                   ------------
Balance at December 31, 2007.................................         $  203
                                                                   ============

     As of December 31, 2007, the Company's net unrecognized tax benefits totaled $261,000, of which $193,000 would impact the effective tax rate if recognized. As of December 31, 2007, the Company has a balance of approximately $75,000 ($58,000, net

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(7)      Income Taxes (Continued)
---      ------------

of federal benefit) for potential interest and penalties, which is a component of the $261,000 unrecognized tax benefit noted above.

     The Company estimates that the total unrecognized tax benefits may decrease by approximately $30,000 due to the expiration of statutes of limitations prior to December 31, 2008.

     The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. The Company has operations in approximately 30 state and foreign taxing jurisdictions. The Company has substantially concluded state income tax matters for years through 2001.


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


(9)      Commitments and Related Party Transactions
---      ------------------------------------------

     The Company's principal office is located in a 173,000 square foot, concrete, brick, and steel facility in Easton, Pennsylvania. In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for approximately 25,000 square feet of office space for five years. The leasing agreement requires fixed monthly rental payments of $19,345. The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit. On November 14, 2007, the Company amended the lease agreement to extend the term of the lease for a period of five years commencing immediately upon the February 21, 2008 expiration date of the original term of the lease. The amended lease agreement requires fixed monthly rental payments of $18,000 for five years through the February 20, 2013 expiration date of the lease. The amended lease agreement incorporates the terms and conditions of the original lease agreement.

     In accordance with SFAS No. 13 and SFAS No. 28, the leaseback does not meet the criteria for classification as a capital lease; hence, it is classified as an operating lease. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The seller-lessee (Company) retained more than a minor part (25,000 square feet) but less than substantially all of the use of the property (173,000 square feet) through the leaseback and realized a profit on the sale in excess of the present value of the minimum lease payments over the lease term. The present value of the stream of lease payments utilizing the Company's incremental borrowing rate of 10.0% was $826,000. The $826,000 of deferred profit is amortized in equal amounts as a reduction in rent expense over the five-year term of the lease. During the years ended December 31, 2007, 2006, and 2005, $165,000, $165,000, and $165,000,
respectively, of the deferred gain was recognized.

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(9)      Commitments and Related Party Transactions (Continued)
---      ------------------------------------------

     Total rental expense in the years ended December 31, 2007, 2006, and 2005 approximated $247,000, $259,000, and $231,000, respectively.

     Future minimum rental commitments at December 31, 2007 are as follows (in thousands):

                                                          Operating Leases
                                                       --------------------
2008............................................            $   219
2009............................................                216
2010............................................                216
2011............................................                216
2012............................................                216
After 2012......................................                 36
                                                       --------------------
  Total ........................................            $ 1,119
                                                       ====================

     On September 20, 2005, the Board of Directors of the Company, upon the recommendation of the Board's Nominating Committee, unanimously voted to elect Mr. Joel L. Hoffner as a Director of the Company to fill the vacancy created by the resignation of Mr. Steven Shulman on August 8, 2005. Mr. Hoffner had been a consultant to SI Handling Systems, Inc. and Paragon Technologies, Inc. for various marketing and business evaluation assignments from 1995 through 2005. From September 1, 2005 through December 31, 2005, Mr. Hoffner provided consulting services related to the Company's corporate development pursuant to the terms of a consulting agreement by and between the Company and The QTX Group dated September 1, 2005. In consideration for their services, The QTX Group received $7,500 per month and reimbursement for all reasonable and necessary out-of-pocket expenses directly incurred by Mr. Hoffner during the term of his engagement with the Company. The parties terminated the consulting agreement with The QTX Group on January 1, 2006, the time Mr. Hoffner's appointment as President and Chief Executive Officer of the Company became effective. Consulting expenses associated with The QTX Group in the year ended December 31, 2005 approximated $44,000. Mr. Hoffner resigned from his positions as President and CEO and as a director of the Company effective March 1, 2007.

     On November 15, 2005, the Company announced the repurchase of 100,000 shares (or 2.67%) of its common stock in a private sale transaction for $975,000 (or $9.75 per share) from L. Jack Bradt, a member of the Company's Board of Directors at the time of the transaction. The Company's non-interested Audit Committee members and the Board of Directors approved the repurchase of Mr. Bradt's shares. The closing market price of the Company's common stock on November 14, 2005 was $10.09 per share.


(10)     Cash Flow Information
----     ---------------------

     Supplemental disclosures of cash flow information for the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

                                     For the Year Ended          For the Year Ended          For the Year Ended
                                      December 31, 2007          December 31, 2006           December 31, 2005
                                   ------------------------    -----------------------    -------------------------
Supplemental disclosures
  of cash flow information:
     Cash paid (received)
       during the period for:
         Interest expense........           $   1                           1                          1
                                   ========================    =======================    =========================

         Income taxes............           $ (41)                       (738)                     2,718
                                   ========================    =======================    =========================

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(11)     Quarterly Financial Information (Unaudited)
----     -------------------------------------------

Selected Quarterly Financial Data
---------------------------------
(In thousands, except per share amounts)

For the Year Ended                                            First          Second          Third          Fourth
December 31, 2007                                            Quarter         Quarter        Quarter         Quarter
-------------------------------------------------------   --------------  --------------  -------------  --------------
Net sales..........................................          $ 3,607          6,019           7,298          4,524
Gross profit on sales..............................          $   930          1,475           1,739          1,076
Income (loss) from continuing operations...........          $ (268)             11             656            (58)
Net income (loss)..................................          $ (268)             11             656            (58)

Basic earnings (loss) per share:
Income (loss) from continuing operations...........          $ (.09)              -             .24           (.02)
Net income (loss)..................................          $ (.09)              -             .24           (.02)

Diluted earnings (loss) per share:
Income (loss) from continuing operations...........          $ (.09)              -             .24           (.02)
Net income (loss)..................................          $ (.09)              -             .24           (.02)


For the Year Ended                                            First          Second          Third          Fourth
December 31, 2006                                            Quarter         Quarter        Quarter         Quarter
-------------------------------------------------------   --------------  --------------  -------------  --------------
Net sales..........................................          $ 4,220          4,823           5,209          3,536
Gross profit on sales..............................          $ 1,287          1,508           1,401          1,100
Income from continuing operations..................          $     1            171             239             57
Net income.........................................          $     1            171             239             57

Basic earnings per share:
Income from continuing operations..................          $     -            .05             .07            .02
Net income.........................................          $     -            .05             .07            .02

Diluted earnings per share:
Income from continuing operations..................          $     -            .05             .07            .02
Net income.........................................          $     -            .05             .07            .02


(12)     Stock Repurchase Program
----     ------------------------

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

PARAGON TECHNOLOGIES, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements (Continued)


(12)     Stock Repurchase Program (Continued)
----     ------------------------

     On November 15, 2005, the Company announced the repurchase of 100,000 shares (or 2.67%) of its common stock in a private sale transaction for $975,000 (or $9.75 per share) from L. Jack Bradt, a member of the Company's Board of Directors at the time of the transaction. The Company's non-interested Audit Committee members and the Board of Directors approved the repurchase of Mr. Bradt's shares. The closing market price of the Company's common stock on November 14, 2005 was $10.09 per share.

     During the year ended December 31, 2007, the Company repurchased 99,699 shares of common stock at a weighted average cost, including brokerage commissions, of $5.68 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2007 were $566,732. From the inception of the Company's stock repurchase program on August 12, 2004 through December 31, 2007, the Company repurchased 1,637,718 shares of common stock at a weighted average cost, including brokerage commissions, of $8.62 per share. Cash expenditures for the stock repurchases since the inception of the program were $14,116,143. As of December 31, 2007, $883,857 remained available for repurchases under the stock repurchase program.

     Subsequent to December 31, 2007, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $15,000,000 of the Company's common stock to up to $17,000,000.

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


(13)     Subsequent Events
----     -----------------

     On January 9, 2008, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $15,000,000 of the Company's common stock to up to $17,000,000.


                        --------------------------------

Item 9.       Changes in and Disagreements with Accountants on Accounting and
-------       ---------------------------------------------------------------
              Financial Disclosure
              --------------------

     None.


Item 9A.      Controls and Procedures
--------      -----------------------

     (a)   Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2007. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms.

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


Management's Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Management assessed our internal control over financial reporting as of December 31, 2007, the end of the Company's fiscal year. Management based its assessment on criteria established in 2006. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

     Based on its assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of the Board of Directors.

--------      -----------------------

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


Item 9B.      Other Information
--------      -----------------

     Not applicable.

                                    PART III
                                    --------


Item 10.      Directors and Executive Officers of the Registrant
--------      --------------------------------------------------

     Information concerning the Company's directors is as follows:

              Name, Other Positions or Offices With The Company                  Director
                 and Principal Occupation for Past Five Years                     Since      Age
------------------------------------------------------------------------------- ----------- ------
Robert J. Blyskal.............................................................     2007       53
Mr.  Blyskal is a private  investor  who from 2004 through his  retirement  in
2005 served as President and Chief  Operating  Officer of GSI Commerce,  Inc.,
an  e-commerce  solutions  provider  that  enables  various  organizations  to
operate  e-commerce  businesses.   From  2003  to  2004,  Mr.  Blyskal  was  a
consultant to NeighborCare  Pharmacies Inc., a provider of pharmacy  services,
infusion,   medical  supplies  and  equipment,   and  oxygen  and  respiratory
medications  to the  long-term  care  marketplace.  From  1993  to  2003,  Mr.
Blyskal held  several  executive-level  positions,  including  Executive  Vice
President of  Operations  and  Technology,  Senior Vice  President of Pharmacy
Operations,   and  Vice  President  and  General  Manager,   at  Medco  Health
Solutions,  Inc.,  a  pharmacy  benefits  manager  with  mail  order  pharmacy operations.

Theodore W. Myers.............................................................     2002       64
Theodore W. Myers is the Chairman of the Board of the  Company,  a position he has held since June 2002.  Mr. Myers  retired from Tucker  Anthony  Sutro,  an investment  banking firm, where he was First Vice President and Branch Manager of the Phillipsburg,  New Jersey satellite  office,  where he served from 1991 to 2000.

Anthony W. Schweiger..........................................................     2001       66
Anthony W.  Schweiger  is  President  and CEO of The  Tomorrow  Group,  LLC, a
governance  and  management  consultancy.  He is also  Chairman  and  Managing
Principal  of  e-brilliance,  LLC,  an IT  consulting  firm.  Mr.  Schweiger's business experience includes governance oversight,  capital market management, risk management, technology, and strategic planning.

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












Item 10.      Directors and Executive Officers of the Registrant (Continued)
--------      --------------------------------------------------


              Name, Other Positions or Offices With The Company                  Director
                 and Principal Occupation for Past Five Years                     Since      Age
------------------------------------------------------------------------------- ----------- ------

Samuel L. Torrence............................................................     2007       57
Samuel L. Torrence  currently  serves as the  President of Just Born,  Inc., a
privately  owned  confectionery   manufacturer  of  hard  candy,   jellybeans,
marshmallows,  and other  candy  products,  a position he has held since 2005.
Mr. Torrence  joined Just Born in 2002 as Executive Vice President.  From 1993
to 2001,  Mr.  Torrence  held  several  executive-level  positions,  including
Executive  Vice  President of Human  Resources and  Administration,  Executive
Vice President of Administration & Parts Operations,  Senior Vice President of
Total  Quality  Management,  and Vice  President of Human  Resources and Total
Quality  Management,  at Mack  Trucks,  Inc.,  a  manufacturer  of heavy-  and medium-duty trucks for use in a variety of industries.

Leonard S. Yurkovic...........................................................     2002       70
Leonard S.  Yurkovic  returned  to the Company as Acting CEO on March 1, 2007.
Mr.  Yurkovic  started  with the Company in 1979 as Vice  President - Finance.
Throughout the 1980s,  Mr.  Yurkovic was appointed to several  executive-level positions  at the Company,  having been named  President  and Chief  Operating
Officer in 1985,  Managing  Director of European  Operations in 1987, and then
President and CEO in 1988.  Mr.  Yurkovic  initially  retired from the Company as CEO and a member of the Board of Directors in 1999. Mr.  Yurkovic  returned to the  Company as  President  and CEO in October  2003 and  retired  from the
Company as President and CEO on December 31, 2005.

     The aforementioned directors of the Company hold their positions as directors until the next Annual Meeting of Stockholders.


                        --------------------------------

     The names, ages, and offices with the Company of its executive officers are as follows:

        Name                 Age                       Office
        ----                 ---                      --------
 Leonard S. Yurkovic          70      Acting Chief Executive Officer, effective March 1,
                                         2007, Director

 Joel L. Hoffner              63      President and Chief Executive Officer, Director
                                         until his resignation on March 1, 2007

 William J. Casey             64      Executive Vice President of the Company and
                                         President and Chief Operating Officer of SI Systems

 John F. Lehr                 47      Vice President of the Company and Managing
                                         Director of Order Fulfillment

 Ronald J. Semanick           46      Vice President - Finance, Chief Financial Officer,
                                         Treasurer, and Secretary

Item 10.      Directors and Executive Officers of the Registrant (Continued)
--------      --------------------------------------------------


     Information regarding Mr. Yurkovic is provided above.

     Mr. Hoffner became President and CEO of the Company on January 1, 2006, and a director of the Company on September 20, 2005. Mr. Hoffner previously served as Vice President of Product Management (June 1992 - June 1995), Vice President of Engineering (May 1987 - January 1988), and Director of Engineering (July 1985
- May 1987) at SI Handling Systems, Inc., renamed Paragon Technologies, Inc. in 2000. In 1993, Mr. Hoffner also served as CEO and founder of SI/BAKER, INC., a joint venture between the Company and Automated Prescription Systems, Inc. that provided order fulfillment systems to the mail order pharmacy market. In 1995, Mr. Hoffner became the President of E&E Corporation, and through December 31, 2005 he was the Managing Director of The QTX Group. Both companies provided consultative due diligence and enterprise evaluation services to investment banking institutions worldwide, to process and manufacturing industries, and to warehousing and distribution operations. Mr. Hoffner had been a consultant to SI Handling Systems, Inc. and Paragon Technologies, Inc. for various marketing and business evaluation assignments from 1995 through 2005. Mr. Hoffner resigned from his positions as President and CEO and as a director of the Company effective March 1, 2007.

     Mr. Casey whose career with the Company spans 40 years, rejoined the Company on December 29, 2003 as Vice President of SI Systems Production & Assembly after a two and a half year absence. Mr. Casey was appointed Executive Vice President of the Company and President of SI Systems Production & Assembly on October 14, 2005. Mr. Casey was appointed President and Chief Operating Officer of SI Systems effective March 1, 2007. From July 2001 to December 2003 Mr. Casey held an executive position with The Casey Group, an information technology firm specializing in providing Enterprise Services in IT management, integration, and outsourcing. Previously (1965-2001), Mr. Casey held a variety of senior management positions at Paragon Technologies, Inc. including Executive Vice President, Vice President Sales and Marketing, and Director of Sales. Mr. Casey is a well known leader in the material handling industry. A member of the Conveyor Equipment Manufacturers Association (CEMA) for over 26 years, acting as Board President in 2002-2003, Mr. Casey has served on its Board of Directors since 1997 and chaired numerous committees. Mr. Casey received a Bachelor's Degree in Business and Commerce from Rider University.

     Mr. Lehr joined the Company as the Director of Sales and Marketing of SI Systems Order Fulfillment on April 18, 2005. Mr. Lehr was appointed Vice President of the Company and Managing Director of Order Fulfillment on October 14, 2005. With over 24 years of experience in the material handling systems integration industry, Mr. Lehr has specific expertise in the design, sale, and implementation of highly automated distribution centers. Mr. Lehr has managed facilities projects in North America, South America, and Europe across a wide range of wholesale and retail distribution markets. From 2000 through 2004, Mr. Lehr focused on the development of industry specific analytical processes and tools that assisted clients in the resolution of complex distribution problems. These processes have contributed to the success of over $100 million dollars of automated systems projects. From 2003 to 2005 Mr. Lehr was President of Genesys Systems. Mr. Lehr served as Managing Partner of Novare-Solutions from 2000 to 2003 and from 1999 to 2000 he held various positions at W&H Systems, a systems integrator, ranging from Project Manager to Vice President. Mr. Lehr received a Bachelor's Degree in Industrial Design from the University of Bridgeport.

Item 10.      Directors and Executive Officers of the Registrant (Continued)
--------      --------------------------------------------------


     Mr. Semanick was appointed Vice President - Finance, Chief Financial Officer, and Treasurer of the Company on May 10, 2000, and was appointed Secretary of the Company on July 13, 1994. Previously, Mr. Semanick held the positions of Controller, Manager of Financial Accounting, Senior Financial Accountant, and Financial Accountant. Prior to joining the Company in 1985, Mr. Semanick was employed as a Certified Public Accountant by Arthur Andersen & Company of Philadelphia, Pennsylvania. Mr. Semanick received a Bachelor's Degree in Accounting from Moravian College and his MBA in Finance from Wilkes University. Mr. Semanick is a Certified Public Accountant in Pennsylvania, and is a member of the Pennsylvania and American Institutes of Certified Public Accountants and the Institute of Management Accountants.


           SECTION 16(a) -- BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based on our records and other information, we believe that in 2007 all of our directors and executive officers met all applicable Section 16(a) filing requirements.

                        --------------------------------

Audit Committee
---------------
     The Audit Committee consists of three directors, Messrs. Blyskal, Myers, and Schweiger, all of whom are considered "independent" within the meaning of the rules of the Securities and Exchange Commission and the American Stock Exchange. The Board of Directors has further determined that all of the Audit Committee members are "financially literate," and that based on Mr. Schweiger's education, his previous experience as a chief financial officer and chief executive officer, his participation on other audit committees, and his professional experience, Mr. Schweiger is an "audit committee financial expert" within the meaning of the rules of the Securities and Exchange Commission and, therefore, Mr. Schweiger qualifies as a financially sophisticated audit committee member within the meaning of the rules of the American Stock Exchange. No member of the Audit Committee simultaneously serves on the audit committees of more than three public companies.

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

     o The executive compensation program should take into account internal equity among the executive officer group. Equity ownership is viewed as a critical component to assure that the executives' Company financial interests are closely aligned with those of the Company stockholders;

     o Executive compensation should be delivered in a mixture of base salary, cash incentive, and health and welfare programs that are effective in retaining high performing executive officers while motivating them to achieve current year business objectives as well as to deliver long-term goals; and

     o The executive compensation program should promote collaboration and teamwork across the Company.

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

         - Recommends (for approval by the independent directors) the CEO's compensation levels (including base salary, cash incentive compensation, and other direct and indirect benefits) based on its evaluation of the CEO; and

         - Considers, among other items, Paragon's performance and relative stockholder return and the value of total compensation to CEO's at comparable companies.

     o The Committee approves compensation for all executives below the level of CEO, including, if applicable, new and amended employment and severance agreements for these executives;

     o The Committee assists the Board of Directors in establishing and periodically updating appropriate base salary and cash incentive compensation;

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

     Management's participation in the compensation process is critical in creating an equitably tailored program that is both effective in motivating the executive team and in ensuring that the process appropriately reflects Paragon's culture and current strategies. Each year, Paragon's executives are required to develop a new set of MBOs for themselves and their respective areas of responsibility, consisting of both qualitative and quantitative goals. They are also required to review them with Paragon's CEO. These MBOs must be approved by the CEO and serve as a basis for measuring the amount of cash incentive awards to which each executive is entitled. The process and timing for setting these objectives and assessing performance against these objectives are discussed in detail below.

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

Compensation Surveys and Benchmarking
     From time to time, the Committee periodically reviews surveys and benchmarking data consisting of total compensation and each of its elements: base salary and cash incentive compensation. In determining 2007 executive compensation, the Committee targeted executive compensation for executives, at the lower end of the competitive range of survey data of companies from nationally recognized executive compensation surveys.

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

     Although the Committee has not established specific ratios for each of the principal compensation components, it strives to maintain a reasonable and competitive balance between base salary and cash incentive compensation. For compensation setting purposes, each executive is considered individually; however, the same considerations apply to all executives. In setting base salary, the primary factors are the scope of the executive's duties and responsibilities, the executive's performance of those duties and responsibilities, and a general evaluation of the competitive market conditions for similar executives with each of the Company's respective executive's experience.

     The Company also compensates its executives with other customary benefits such as medical coverage, group life insurance, travel accident insurance, disability coverage, and a defined contribution retirement savings plan. The Company does not provide significant perquisites or post-retirement benefits to its executives, such as a defined benefit pension plan.

Base Salary
     The Committee provides base salaries to executive officers to attract and retain talent, provide competitive compensation for the performance of the executives' basic job duties and responsibilities, and recognize individual contributions to the Company's financial performance. The Committee generally targets base salary levels to be at the lower end of the competitive range and, therefore, base salaries are not intended to exceed the median of market data provided by the Company's compensation consultant. Base salaries may be adjusted at the discretion of the Board of Directors based on the recommendation of the Committee. Based on recommendations of the CEO and the Committee's review of the applicable compensation survey data, as discussed above, base salaries of all executive officers for 2007 were set at levels at the lower end of the competitive range. The Committee typically recommends and the Board of Directors sets base salaries at these levels due to differences in revenue size among the companies included in the published survey sources. The Committee believes that the base salaries paid to the Company's executive officers are reasonable and are the primary component of the Company's compensation program.

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

     In connection with his change in responsibilities and promotion to Vice President of the Company, effective November 14, 2005, Mr. Lehr received an increase of $5,000 in base salary, bringing his base salary to $155,000. During 2007, Mr. Lehr received no increase in base salary and his base salary remains at $155,000, the per annum rate of pay that was set on November 14, 2005.

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

     During 2007, Mr. Semanick received no increase in base salary and his base salary remains at $124,373, the per annum rate of pay that was set on March 1, 2005.

Bonus Awards
     While the Company implements a more managed program for executive compensation, it has primarily utilized discretionary cash bonus awards to recognize the contributions of selected executives based on the Board of Directors' judgment of the executive's overall performance. When appropriate, the Committee recommends the recipients and amounts of these discretionary cash bonus awards each year for approval by the Board of Directors. Discretionary cash bonuses may vary among executives, with no one executive guaranteed a minimum cash bonus amount. There were no cash bonus awards recommended by the Committee or approved by the Board of Directors during 2007.

Equity Awards
     The Company's stock-based compensation program, the 1997 Equity Compensation Plan ("ECP"), expired in July 2007. Prior to expiration, the ECP provided for grants of stock options, restricted and nonvested stock, and stock appreciation rights to selected employees, key employees who performed valuable services, and directors of the Company. In addition, the ECP provided for grants of performance units to employees and key advisors. There were no equity awards granted during 2007 and no further grants are available under the plan.

     As of December 31, 2007, 7,500 stock options and 7,500 shares of restricted and nonvested stock are outstanding under the plan. All stock options have a term of seven years from the March 8, 2006 date of grant, while the restricted and nonvested shares of stock vest on the four-year anniversary of the March 8, 2006 date of grant.

     The Committee believes that equity awards are an important component of a compensation program because they have the effect of retaining executives and aligning executives' financial interests with the interests of stockholders. Prior to the expiration of the ECP, equity awards were granted from time to time as a component of the compensation program to focus on aspects of performance such as stock price appreciation, total return to stockholders, and increasing longer-term value for stockholders. However, at the Annual Meeting of Stockholders held on August 1, 2007, the stockholders of the Company did not approve the proposed Company's 2007 Equity Incentive Plan.

--------      ----------------------


Other Compensation
     In addition to the compensation described above, executives named in the Summary Compensation Table receive certain other benefits. Such benefits include a monthly auto allowance for executives of $800 for the business usage of personal automobiles and Company contributions under the Company's 401(k) retirement savings plan. Participation in the Company's 401(k) retirement savings plan and Company contributions and benefits related to the retirement savings plan are made available to all of the Company's employees. The costs to the Company associated with providing these benefits for executives named in the Summary Compensation Table are reflected in the "All Other Compensation" column of the Summary Compensation Table.

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

Severance
     The Company has an Executive Officer Severance Policy (the "Severance Policy") for an executive without an employment agreement, which applies in the event that an executive is terminated by the Company for reasons other than "cause," as such term is defined in the Severance Policy. The Severance Policy was established to provide a competitive benefit in order to motivate qualified individuals to accept executive positions with the Company. Under the Severance Policy, the CEO will receive 52 week's regular straight-time pay while the other executives will receive one week's regular straight-time pay based on their years of service with the Company in accordance with the following schedule:

----------------------------------------------------------------------------------------------
                                                                              Severance Pay
                             Years of Service                                    (Weeks)
----------------------------------------------------------------------------------------------
1 year of service or less                                                        13 Weeks
Greater than 1 year of service, but less than 7 years of service                 26 Weeks
Greater than 7 years of service, but less than 14 years of service               39 Weeks
Greater than 14 years of service or CEO of the Company                           52 Weeks
----------------------------------------------------------------------------------------------

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

--------      ----------------------


Financial Restatement
     The Company does not have a formal policy regarding the effects of a financial restatement on incentive compensation. The Company may, to the extent permitted by applicable law, seek recoupment of incentive compensation, if applicable, paid to any executive where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement, the executive is found to have engaged in fraud or misconduct that caused or partially caused the need for the restatement, and a lower payment would have been made to the executive based upon the restated financial results. In each such instance, the Company, to the extent practicable, may seek to recover the amount by which the individual executive's incentive compensation for the relevant period exceeded the payment that would have been made based on the restated financial results.

The Company's Practices with Respect to the Granting of Equity Awards
     The Company's stock-based compensation program, the 1997 Equity Compensation Plan, expired in July 2007. No further grants are available under the 1997 Equity Compensation Plan. Prior to the expiration of the 1997 Equity Compensation Plan, equity awards were granted from time to time by the Board of Directors and were based upon the recommendations of the Committee.

     o Timing of Grants. Regularly scheduled meetings of the Board of Directors generally occur in the month of the dissemination of the Company's earnings release for the immediately preceding fiscal quarter. From time to time, equity awards were typically granted at one of these regularly scheduled meetings and, as a rule, further grants were not made for the remainder of the year. On limited occasions, grants may have occurred at other regularly scheduled meetings of the Board of Directors during the year, primarily for approving a compensation package for a newly hired or promoted executive. The timing of such grants were driven solely by the activity related to the need for the hiring or promotion; not the price of the Company's common stock or the timing of any news release of Company information.

     o Option Exercise Price. Historically, the exercise price of a newly granted stock option was at the closing price on the American Stock Exchange on the date of grant.

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

--------      ----------------------


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

Tax Implications of Executive Compensation
     Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 in compensation per year on the amount that the Company may deduct with respect to each of its Named Executives. The limitation does not apply to compensation that qualifies as "performance-based compensation" or falls within other exceptions provided in the statute. However, the Committee retains the discretion to approve elements of compensation for specific executives in the future that may not be fully deductible when the Committee deems the compensation appropriate in light of its philosophies and objectives. The Committee believes that all compensation paid to the executives in 2007 did not exceed the deductible limit and will be deductible for federal income tax purposes.


3.   Report of the Compensation Committee
     ------------------------------------

     The Committee has reviewed and discussed the Compensation Discussion and Analysis for the year ended December 31, 2007 required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis for the year ended December 31, 2007 be included in this Annual Report on Form 10-K.

                         The Members of the Compensation Committee:
                             Samuel L. Torrence, Chairman
                             Theodore W. Myers
                             Anthony W. Schweiger

     Mr. Torrence became a member of the Compensation Committee in March 2007 and Chairman of the Compensation Committee in August 2007. Mr. L. Jack Bradt, a former director of the Company, served on the Compensation Committee until his retirement from the Board of Directors in August 2007.

                        --------------------------------

--------      -----------------------


     Set forth below is certain information relating to compensation received by the Company's Principal Executive Officer or PEO (its CEO), Principal Financial Officer or PFO (its Chief Financial Officer), and other most highly compensated executives of the Company in 2007 and 2006 (collectively, the "Named Executives"). No executive has an employment agreement with the Company.


                                                SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                                                      Stock     Option        All Other
          Name and                            Salary       Bonus      Awards    Awards      Compensation      Total
      Principal Positions          Year       ($) (1)       ($)      ($) (2)    ($) (3)        ($) (4)         ($)
----------------------------------------------------------------------------------------------------------------------
Principal Executive
-------------------
Officer
-------
Leonard S. Yurkovic                2007       105,000         -           -         -         24,160         129,160
  Acting CEO (5)                   2006             -         -           -         -              -               -

Principal Executive
-------------------
Officer
-------
Joel L. Hoffner                    2007        38,750         -     (10,427)      542          4,188          33,053
  President and                    2006       155,000         -      10,427     2,709         13,800         181,936
  CEO (6)

Principal Financial
-------------------
Officer
-------
Ronald J. Semanick                 2007       124,373         -       6,256     1,625         14,775         147,029
  Vice President -                 2006       124,373     5,000       5,214     1,354         14,575         150,516
  Finance, Chief Financial
  Officer, and Treasurer

William J. Casey                   2007       172,365         -       6,256     1,625         16,045         196,291
  Executive Vice                   2006       155,000    10,000       5,214     1,354         15,800         187,368
  President (7)

John F. Lehr                       2007       155,000         -       6,256     1,625          9,600         172,481
  Vice President                   2006       155,000         -       5,214     1,354          9,600         171,168
----------------------------------------------------------------------------------------------------------------------

(1) This column includes employee pre-tax contributions to the Company's 401(k) retirement savings plan.

(2) This column reflects the dollar amount recognized for financial accounting reporting purposes for the fiscal years ended December 31, 2007 and 2006, in accordance with SFAS No. 123(R) pursuant to the Company's 1997 Equity Compensation Plan and, therefore, includes amounts from awards granted in and, if applicable, prior to 2006. There were no stock awards during the year ended December 31, 2007, and no further grants are available under the 1997 Equity Compensation Plan. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the Named Executive.

(3) This column reflects the dollar amount recognized for financial accounting reporting purposes for the fiscal years ended December 31, 2007 and 2006, in accordance with SFAS No. 123(R) pursuant to the Company's 1997 Equity Compensation Plan and, therefore, includes amounts from awards granted in and, if applicable, prior to 2006. There were no stock options granted during the year ended December 31, 2007, and no further grants are available under the 1997 Equity Compensation Plan. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the Named Executives. The assumptions used in the calculation of these amounts are described in Note 5 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

--------      ----------------------


(4) This column includes the following additional compensation:

------------------------------------------------------------------------------------------------------
                                                       Company          CEO Meals        All Other
                                        Auto        Contributions      and Lodging     Compensation
                                      Allowance     to 401(k)Plan       Expenses          Total
       Name                 Year       ($) (a)         ($) (b)           ($) (c)            ($)
------------------------------------------------------------------------------------------------------
Leonard S. Yurkovic         2007        8,000           4,110            12,050           24,160
                            2006          -               -                   -                -

Joel L. Hoffner             2007        2,400           1,788                 -            4,188
                            2006        9,600           4,200                 -           13,800

Ronald J. Semanick          2007        9,600           5,175                 -           14,775
                            2006        9,600           4,975                 -           14,575

William J. Casey            2007        9,600           6,445                 -           16,045
                            2006        9,600           6,200                 -           15,800

John F. Lehr                2007        9,600             -                   -            9,600
                            2006        9,600             -                   -            9,600
------------------------------------------------------------------------------------------------------

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

     (c) This column includes meals and lodging expenses for Mr. Yurkovic while away from his Maryland residence and working at the Company's headquarters in Easton, Pennsylvania.

(5) Mr. Yurkovic rejoined the Company as Acting CEO on March 1, 2007 at a base salary of $10,500 per month and is not eligible for director compensation while in this position.

(6) Mr. Hoffner became President and CEO of the Company on January 1, 2006 and resigned from his positions as President and CEO and as a director of the Company effective March 1, 2007.

(7) Mr. Casey rejoined the Company on December 29, 2003 and became Executive Vice President of the Company on October 14, 2005. Mr. Casey was appointed President and COO of SI Systems effective March 1, 2007, at which time his base salary was increased to $175,000.

                       ---------------------------------

--------      ----------------------


                                    GRANTS OF PLAN-BASED AWARDS DURING THE YEAR ENDED
                                                    DECEMBER 31, 2007
----------------------------------------------------------------------------------------------------------------------
                                                   All Other    All Other     Exercise
                                                     Stock        Option         or                       Grant Date
                                                    Awards:      Awards:        Base                      Fair Value
                                                   Number of    Number of       Price       Closing          of
                                                   Shares of    Securities       of         Price on      Stock and
                                                    Stock or    Underlying     Option        Grant         Option
                           Grant      Approval        Units       Options       Awards        Date          Awards
     Name                  Date         Date           (#)          (#)         ($/Sh)       ($/Sh)          ($)
----------------------------------------------------------------------------------------------------------------------
Leonard S. Yurkovic          -            -             -            -             -            -             -
Joel L. Hoffner              -            -             -            -             -            -             -
Ronald J. Semanick           -            -             -            -             -            -             -
William J. Casey             -            -             -            -             -            -             -
John F. Lehr                 -            -             -            -             -            -             -
----------------------------------------------------------------------------------------------------------------------

There were no grants of plan-based awards during the year ended December 31, 2007, and no further grants are available under the 1997 Equity Compensation Plan.

                                           OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007
---------------------------------------------------------------------------------------------------------------------
                              Number of         Number of                                                Market
                             Securities         Securities                              Number of       Value of
                             Underlying         Underlying                              Shares or       Shares or
                             Unexercised       Unexercised                              Units of        Units of
                               Options           Options         Option                 Stock That      Stock That
                                 (#)               (#)          Exercise     Option      Have Not        Have Not
                          -------------------------------------   Price    Expiration    Vested          Vested
          Name             Exercisable (1)   Unexercisable (1)     ($)        Date       (#) (2)         ($) (3)
---------------------------------------------------------------------------------------------------------------------
Leonard S. Yurkovic               -                 -               -           -            -              -
Joel L. Hoffner                   -                 -               -           -            -              -
Ronald J. Semanick               625              1,875           10.01      3/8/13        2,500          17,275
William J. Casey                 625              1,875           10.01      3/8/13        2,500          17,275
John F. Lehr                     625              1,875           10.01      3/8/13        2,500          17,275
---------------------------------------------------------------------------------------------------------------------

(1) This column includes the stock options awarded on March 8, 2006 under the Company's 1997 Equity Compensation Plan. The options have a term of seven years and vest in four equal annual installments beginning on the first anniversary of the date of grant. Thus, at the end of four years the options are fully exercisable. Due to his resignation from the Company effective March 1, 2007, Mr. Hoffner forfeited his 5,000 stock options.

(2) This column includes the nonvested stock awarded on March 8, 2006 under the Company's 1997 Equity Compensation Plan. The nonvested stock grants vest on March 8, 2010, the four-year anniversary of the date of grant. Due to his resignation from the Company effective March 1, 2007, Mr. Hoffner forfeited his 5,000 shares of nonvested stock.

(3) The market value of shares of stock that have not vested was based on the closing market price of the Company's common stock on December 31, 2007 of $6.91 per share.

--------      ----------------------


                                        OPTION EXERCISES AND STOCK VESTED IN THE YEAR ENDED
                                                        DECEMBER 31, 2007
--------------------------------------------------------------------------------------------------------------------
                                         Option Awards                                  Stock Awards
                          --------------------------------------------   -------------------------------------------
                            Number of Shares       Value Realized          Number of Shares      Value Realized
                           Acquired on Exercise     on Exercise          Acquired on Vesting       on Vesting
       Name                         (#)                 ($)                     (#)                   ($)
--------------------------------------------------------------------------------------------------------------------
Leonard S. Yurkovic                  -                   -                       -                     -
Joel L. Hoffner                      -                   -                       -                     -
Ronald J. Semanick                   -                   -                       -                     -
William J. Casey                     -                   -                       -                     -
John F. Lehr                         -                   -                       -                     -
--------------------------------------------------------------------------------------------------------------------


There were no stock options exercised or vesting of stock awards during the year ended December 31, 2007.


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

-----------------------------------------------------------------------------------------------------------------------------------

--------      ----------------------


         POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE
                            AS OF DECEMBER 31, 2007

     The information below describes and estimates certain compensation that would become payable under existing plans and arrangements if the Named Executive's employment had terminated on December 31, 2007, given the Named Executive's compensation and, if applicable, based on the Company's closing stock price on that date. These benefits are in addition to benefits available generally to non-executive employees such as Company contributions under the Company's 401(k) retirement savings plan and accrued vacation pay.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Before Change       After Change
                                                                                in Control         in Control
                                                                            -------------------------------------
                                                                               Termination         Termination
                                                                               w/o Cause or       w/o Cause or
                                                                                 for Good           for Good         Change in
         Name                                Benefit                              Reason             Reason           Control
-----------------------------------------------------------------------------------------------------------------------------------
Leonard S. Yurkovic (1)        Severance pay                                    $      -           $       -        $     -
                               Outplacement services                                   -                   -              -
                               Health care benefits continuation                       -                   -              -
                               Value of nonvested stock subject
                                  to acceleration                                      -                   -              -
                               Value of stock options subject
                                  to acceleration                                      -                   -              -

Joel L. Hoffner (2)            Severance pay                                           -                   -              -
                               Outplacement services                                   -                   -              -
                               Health care benefits continuation                       -                   -              -
                               Value of nonvested stock subject
                                  to acceleration                                      -                   -              -  (3)
                               Value of stock options subject
                                  to acceleration                                      -                   -              -  (4)

Ronald J. Semanick             Severance pay                                     124,373             124,373              -
                               Outplacement services                              10,000              10,000              -
                               Health care benefits continuation                   4,874               4,874              -
                               Value of nonvested stock subject
                                  to acceleration                                      -                   -         17,275  (3)
                               Value of stock options subject
                                  to acceleration                                      -                   -              -  (4)

William J. Casey               Severance pay                                     175,000             175,000              -
                               Outplacement services                              10,000              10,000              -
                               Health care benefits continuation                  10,868              10,868              -
                               Value of nonvested stock subject
                                  to acceleration                                      -                   -         17,275  (3)
                               Value of stock options subject
                                  to acceleration                                      -                   -              -  (4)

John F. Lehr                   Severance pay                                      77,500              77,500              -
                               Outplacement services                              10,000              10,000              -
                               Health care benefits continuation                   4,781               4,781              -
                               Value of nonvested stock subject
                                  to acceleration                                      -                   -         17,275  (3)
                               Value of stock options subject
                                  to acceleration                                      -                   -              -  (4)
-----------------------------------------------------------------------------------------------------------------------------------





Item 11.      Executive Compensation (Continued)
--------      ----------------------

(1) Mr. Yurkovic is not eligible for termination benefits per his employment arrangement with the Company.

(2) Mr. Hoffner resigned from his positions as President and CEO and as a director of the Company effective March 1, 2007 and is no longer eligible for termination benefits.

(3) On March 8, 2006, the Compensation Committee awarded nonvested stock under the 1997 Equity Compensation Plan to Messrs. Hoffner (5,000 shares), Semanick (2,500 shares), Casey (2,500 shares), and Lehr (2,500 shares). The value associated with the accelerated vesting of nonvested stock has been determined based on the closing market price of the Company's common stock on December 31, 2007 of $6.91 per share. Due to his resignation from the Company effective March 1, 2007, Mr. Hoffner forfeited his 5,000 shares of nonvested stock.

(4) The closing market price of the Company's common stock on December 31, 2007 was $6.91 per share, while the exercise price of outstanding stock options is $10.01 per share. Therefore, the stock options are not-in-the-money at December 31, 2007 and would not provide any additional value to the Named Executives. Due to his resignation from the Company effective March 1, 2007, Mr. Hoffner forfeited his 5,000 stock options.




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

--------      ----------------------


                                                 DIRECTOR COMPENSATION TABLE
                                             FOR THE YEAR ENDED DECEMBER 31, 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Change in
                                                                                    Pension Value
                                Fees                                               and Nonqualified
                              Earned or                             Non-Equity        Deferred
                               Paid in      Stock      Option     Incentive Plan    Compensation        All Other
                                Cash        Awards     Awards      Compensation       Earnings         Compensation       Total
      Name                       ($)         ($)        ($)           ($)                ($)               ($)             ($)
-----------------------------------------------------------------------------------------------------------------------------------
Robert J. Blyskal              $  29,000      -          -             -                  -                 -          $  29,000
L. Jack Bradt (1)                 22,000      -          -             -                  -                 -             22,000
Theodore W. Myers                 45,000      -          -             -                  -                 -             45,000
Anthony W. Schweiger              38,000      -          -             -                  -                 -             38,000
Samuel L. Torrence                31,400      -          -             -                  -                 -             31,400
Leonard S. Yurkovic (2)            2,000      -          -             -                  -                 -              2,000
                            -------------------------------------------------------------------------------------------------------
  Total                        $ 167,400      -          -             -                  -                 -          $ 167,400
                            =======================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Bradt served on the Board of Directors of the Company until his retirement from the Board of Directors in August 2007.

(2) Mr. Yurkovic received compensation for director's fees prior to his appointment as Acting CEO of the Company on March 1, 2007. He is not eligible for director compensation while in this position.

     Options outstanding at December 31, 2007 pertaining to the Company's directors are as follows:

-------------------------------------------------------------------------------------------------------------------
                                             Number of Securities      Number of Securities
                                                  Underlying                Underlying
                                             Unexercised Options      Unexercised Options       Option
                                                     (#)                      (#)              Exercise    Option
                             Grant        ---------------------------------------------------   Price    Expiration
     Name                    Date                Exercisable             Unexercisable           ($)        Date
-------------------------------------------------------------------------------------------------------------------
Robert J. Blyskal              -                     -                        -                   -           -
Theodore W. Myers              -                     -                        -                   -           -
Anthony W. Schweiger           -                     -                        -                   -           -
Samuel L. Torrence             -                     -                        -                   -           -
Leonard S. Yurkovic            -                     -                        -                   -           -
-------------------------------------------------------------------------------------------------------------------

     There are no stock options outstanding at December 31, 2007 pertaining to the Company's directors.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Committee is currently comprised of Mr. Torrence, Chairman and Messrs. Myers and Schweiger. Mr. Torrence became a member of the Compensation Committee in March 2007 and Chairman of the Compensation Committee in August 2007. Mr. Bradt, formerly the CEO of the Company until 1987, served on the Compensation Committee until his retirement from the Board of Directors in August 2007. No Named Executive of the Company serves as a member of the Board of Directors or Committee of any entity that has one or more Named Executives serving as a member of the Company's Board of Directors or Committee.

Item 12.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------
              and Related Stockholder Matters
              -------------------------------


     The following table sets forth certain information as of March 20, 2008 (unless otherwise noted) regarding the ownership of common stock (i) by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock, (ii) by each director or nominee for election as a director of the Company, (iii) by the executives of the Company named in the Summary Compensation Table, and (iv) by all current executives and directors of the Company as a group. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                                              Amount and          Right to Acquire
                                                              Nature of            Under Options
                           Name and Address of                Beneficial            Exercisable       Percent of
    Title of Class         Beneficial Owner (1)               Ownership            Within 60 Days      Class (2)
----------------------- ------------------------------  ------------------------ ------------------- -------------
Common Stock,           Emerald Advisers, Inc. (3)
 Par Value                 1703 Oregon Pike
 $1.00 Per Share           Suite 101
                           Lancaster, PA  17601                 217,590                   -              7.9%

Common Stock,           L. Jack Bradt (4)
 Par Value                 580 Riverwoods Way
 $1.00 Per Share           Bethlehem, PA  18018                 170,324                   -              6.2%

Common Stock,           Robert J. Blyskal                             -                   -               *
 Par Value
 $1.00 Per Share

Common Stock,           Theodore W. Myers (5)                    26,200                   -               *
 Par Value
 $1.00 Per Share

Common Stock,           Anthony W. Schweiger                     11,319                   -               *
 Par Value
 $1.00 Per Share

Common Stock,           Samuel L. Torrence                        1,000                   -               *
 Par Value
 $1.00 Per Share

Common Stock,           Leonard S. Yurkovic                      19,000                   -               *
 Par Value
 $1.00 Per Share

Common Stock,           Ronald J. Semanick (6)                   17,370               1,250               *
 Par Value
 $1.00 Per Share

Common Stock,           William J. Casey (6)                      2,500               1,250               *
 Par Value
 $1.00 Per Share

Common Stock,           John F. Lehr (6)                          2,500               1,250               *
 Par Value
 $1.00 Per Share

Common Stock,           All current directors and
 Par Value                 executive officers as a group
 $1.00 Per Share           (8 persons) (5) (6)                   79,889               3,750              3.0%

--------------------------------------
*Represents less than 1%.





Item 12.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------
              and Related Stockholder Matters (Continued)
              -------------------------------

(1) Unless otherwise indicated, the address for each stockholder listed on the table is c/o Paragon Technologies, Inc., 600 Kuebler Road, Easton, Pennsylvania 18040.

(2) The percentage for each individual, entity or group is based on the aggregate number of shares outstanding as of March 20, 2008 (2,740,392) and all shares issuable upon the exercise of outstanding stock options held by each individual or group that are presently exercisable or exercisable within 60 days after March 28, 2008.

(3)  This information is presented in reliance on information disclosed in a
     Schedule 13G/A filed with the Securities and Exchange Commission on February 1, 2008.

(4) Includes 51,262 shares held by members of Mr. Bradt's immediate family. Mr. Bradt disclaims beneficial ownership of such shares. Mr. Bradt has 161,000 shares pledged as security for loans. Mr. Bradt retired from the Company's Board of Directors in August 2007.

(5) Includes 2,800 shares held by members of Mr. Myers' immediate family. Mr. Myers disclaims beneficial ownership of such shares.

(6) Includes nonvested shares awarded on March 8, 2006 under the Company's 1997 Equity Compensation Plan to Messrs. Semanick (2,500 shares), Casey (2,500 shares), and Lehr (2,500 shares). The nonvested stock grants vest on March 8, 2010, the four-year anniversary of the date of grant.


Equity Compensation Plan Information
------------------------------------
     The Company's stock-based compensation program, the 1997 Equity Compensation Plan ("the 1997 Plan"), expired in July 2007. Currently, 7,500 options are outstanding under the 1997 Plan, and all options have a term of seven years. No further grants are available under the 1997 Plan.

     The following table gives information about equity awards under the Company's 1997 Plan.

                                         (a)                   (b)                      (c)
                                ---------------------  --------------------  ---------------------------
                                      Number of              Weighted                 Number of
                                   Securities to be           Average           Securities Remaining
                                     Issued Upon             Exercise           Available for Future
                                     Exercise of             Price of              Issuance Under
                                     Outstanding            Outstanding                 Equity
                                       Options,               Options,           Compensation Plans
                                       Warrants               Warrants           (Excluding Securities
      Plan Category                   and Rights             and Rights         Reflected in Column (a)
------------------------------  ---------------------  --------------------  ---------------------------
Equity compensation
   plans approved by
   security holders                      7,500                $ 10.01                     -

Equity compensation
   plans not approved by
   security holders                          -                      -                     -
                                ---------------------  --------------------  ---------------------------
Total                                    7,500                $ 10.01                     -
                                =====================  ====================  ===========================

Item 13.      Certain Relationships and Related Transactions and Director
--------      -----------------------------------------------------------
              Independence
              ------------


     On September 20, 2005, the Board of Directors of the Company, upon the recommendation of the Board's Nominating Committee, unanimously voted to elect Mr. Joel L. Hoffner as a Director of the Company to fill the vacancy created by the resignation of Mr. Steven Shulman on August 8, 2005. Mr. Hoffner had been a consultant to SI Handling Systems, Inc. and Paragon Technologies, Inc. for various marketing and business evaluation assignments from 1995 through 2005. From September 1, 2005 through December 31, 2005, Mr. Hoffner provided consulting services related to the Company's corporate development pursuant to the terms of a consulting agreement by and between the Company and The QTX Group dated September 1, 2005. In consideration for their services, The QTX Group received $7,500 per month and reimbursement for all reasonable and necessary out-of-pocket expenses directly incurred by Mr. Hoffner during the term of his engagement with the Company. The parties terminated the consulting agreement with The QTX Group on January 1, 2006, the time Mr. Hoffner's appointment as President and Chief Executive Officer of the Company became effective. Consulting expenses associated with The QTX Group in the year ended December 31, 2005 approximated $44,000. Mr. Hoffner resigned from his positions as President and CEO and a director of the Company effective March 1, 2007.

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


Item 14.      Principal Accounting Fees and Services
--------      --------------------------------------

     Selection of the independent registered public accountants is made solely by the Audit Committee. KPMG LLP ("KPMG") served as the Company's independent registered public accountants for 2007 and 2006. Fees for all services provided by KPMG for the fiscal years ended December 31, 2007 and 2006 were as follows:

Audit Fees
----------
     KPMG's fees for professional services rendered in connection with the audit of financial statements included in the Company's Form 10-K and review of financial statements included in the Company's Forms 10-Q and all other SEC regulatory filings were $166,800 for 2007 and $129,800 for 2006.

Audit-Related Fees
------------------
     KPMG did not provide audit-related services for the Company in 2007 and 2006.

Tax Fees
--------
     KPMG's fees for tax services were $64,000 for 2007 and $68,150 for 2006. The services rendered in 2007 and 2006 were in connection with tax compliance and tax consultation services related to the Company's annual federal and state tax returns.

Item 14.      Principal Accountant Fees and Services (Continued)
--------      --------------------------------------------------


All Other Fees
--------------
     No other fees were charged by KPMG to the Company in 2007 and 2006 other than those referenced above.

Fee Approval Policy
-------------------
     In accordance with our Audit Committee Charter, the Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to the Company by our independent registered public accountants (subject to the de minimus exception for non-audit services contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended), all as required by applicable law or listing standards. The independent registered public accountants and our management are required to periodically report to the Audit Committee the extent of services provided by the independent registered public accountants and the fees associated with these services. Specific services being provided by the Company's independent registered public accountants are regularly reviewed in accordance with the pre-approval policy. All services rendered by KPMG are permissible under applicable laws and regulations, and the Audit Committee pre-approved all audit, audit-related, and non-audit services performed by KPMG during 2007.

                                     PART IV
                                     -------


Item 15.      Exhibits and Financial Statement Schedules
--------      ------------------------------------------

(a)  1. Index to Consolidated Financial Statements
        Report of Independent Registered Public Accounting Firm
        Consolidated Financial Statements:
           Consolidated Balance Sheets, December 31, 2007 and 2006 Consolidated Statements of Operations for the years ended December
              31, 2007, 2006, and 2005
           Consolidated Statements of Stockholders' Equity and Comprehensive
              Income for the years ended December 31, 2007, 2006, and 2005
           Consolidated Statements of Cash Flows for the years ended December
              31, 2007, 2006, and 2005
           Notes to Consolidated Financial Statements

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

                               -------


Item 15.      Exhibits and Financial Statement Schedules (Continued)
--------      ------------------------------------------

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

        10.41 Renewal Agreement for the Promissory Note related to the Line of Credit entered into June 20, 2007 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.41 to Form 10-Q, filed on August 10, 2007).

        10.42 Amendment to Lease Agreement between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated November 14,
              2007 (filed herewith).

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

(b)  Exhibits 10.42, 14, 21, 23.1, 31.1, 31.2, 32.1, and 32.2 are filed with this report.

(c)  Not applicable.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



PARAGON TECHNOLOGIES, INC.



Dated:   March 28, 2008             By   /s/ Theodore W. Myers
                                         --------------------------------------
                                         Theodore W. Myers
                                         Chairman of the Board of Directors




Dated:   March 28, 2008             By   /s/ Leonard S. Yurkovic
                                         --------------------------------------
                                         Leonard S. Yurkovic
                                         Acting Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.


Dated:     March 28, 2008          /s/ Theodore W. Myers
                                 ----------------------------------------------
                                   Theodore W. Myers
                                   Chairman of the Board of Directors



Dated:     March 28, 2008          /s/ Leonard S. Yurkovic
                                 ----------------------------------------------
                                   Leonard S. Yurkovic
                                   Acting Chief Executive Officer, Director



Dated:     March 28, 2008          /s/ Ronald J. Semanick
                                 ----------------------------------------------
                                   Ronald J. Semanick
                                   Vice President-Finance, Chief Financial
                                     Officer, Treasurer, and Secretary
                                    (Principal Accounting and Financial Officer)



Dated:     March 28, 2008          /s/ Robert J. Blyskal
                                 ----------------------------------------------
                                   Robert J. Blyskal
                                   Director



Dated:     March 28, 2008          /s/ Anthony W. Schweiger
                                 ----------------------------------------------
                                   Anthony W. Schweiger
                                   Director



Dated:     March 28, 2008          /s/ Samuel L. Torrence
                                 ----------------------------------------------
                                   Samuel L. Torrence
                                   Director

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

10.41 Renewal Agreement for the Promissory Note related to the Line of Credit entered into June 20, 2007 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.41 to Form 10-Q, filed on August 10, 2007).

10.42 Amendment to Lease Agreement between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated November 14, 2007 (filed herewith).

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