Form 10-Q
period 2008-03-31
PARAGON TECHNOLOGIES INC
filed 2008-05-14
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549




--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------



           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2008


                         Commission file number: 1-15729
                                                 -------



                           PARAGON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                         22-1643428
---------------------------------------------              ---------------------
    (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                         Identification No.)

 600 Kuebler Road, Easton, Pennsylvania                            18040
---------------------------------------------              ---------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code:           610-252-3205
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

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer, "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
 Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|
                          Smaller Reporting Company |_|

Indicate by checkmark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes |_|  No |X|

The number of shares of the Registrant's Common Stock, $1.00 par value, outstanding as of May 9, 2008 was 2,670,244.

                       [PARAGON TECHNOLOGIES, INC. LOGO]






                           Paragon Technologies, Inc.

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                            Number
                                                                                          -----------
PART I -- FINANCIAL INFORMATION

     Item 1.      Financial Statements:
                     Balance Sheets (Unaudited).........................................        1
                     Statements of Operations (Unaudited)...............................        3
                     Statements of Cash Flows (Unaudited)...............................        4
                     Notes to Financial Statements (Unaudited)..........................        6

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................       15

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk............       24

     Item 4.      Controls and Procedures...............................................       24



PART II -- OTHER INFORMATION

     Item 1.      Legal Proceedings.....................................................       25

     Item 1A.     Risk Factors..........................................................       25

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds...........       25

     Item 3.      Defaults Upon Senior Securities.......................................       26

     Item 4.      Submission of Matters to a Vote of Security Holders...................       26

     Item 5.      Other Information.....................................................       26

     Item 6.      Exhibits..............................................................       27



SIGNATURES..............................................................................       28



EXHIBIT INDEX...........................................................................       29


                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc.
Balance Sheets (Unaudited)
March 31, 2008 and December 31, 2007
     (In Thousands, Except Share Data)


                                                                 March 31,           December 31,
                                                                   2008                  2007
                                                            -------------------    ------------------
Assets
------

Current assets:
   Cash and cash equivalents.......................             $  12,017                12,104
   Short-term investments..........................                   180                   200
                                                            -------------------    ------------------
       Total cash and cash equivalents and
         short-term investments....................                12,197                12,304
                                                            -------------------    ------------------

   Receivables:
     Trade.........................................                 1,539                 2,640
     Notes and other receivables...................                   273                   310
                                                            -------------------    ------------------
       Total receivables...........................                 1,812                 2,950
                                                            -------------------    ------------------

   Costs and estimated earnings in excess
     of billings...................................                 1,064                 1,353

   Inventories:
     Raw materials.................................                   234                   160
     Work-in-process...............................                     1                   224
     Finished goods................................                   530                   475
                                                            -------------------    ------------------
       Total inventories...........................                   765                   859
                                                            -------------------    ------------------

   Deferred income tax benefits....................                   292                   263
   Prepaid expenses and other current assets.......                   345                   113
                                                            -------------------    ------------------
       Total current assets........................                16,475                17,842
                                                            -------------------    ------------------

Machinery and Equipment, at cost:
   Machinery and equipment.........................                 1,360                 1,313
   Less:  accumulated depreciation.................                 1,031                 1,000
                                                            -------------------    ------------------
     Net machinery and equipment...................                   329                   313
                                                            -------------------    ------------------

Deferred income tax benefits.......................                    99                   161
                                                            -------------------    ------------------
   Total assets....................................             $  16,903                18,316
                                                            ===================    ==================


                 See accompanying notes to financial statements.



                                                                     (Continued)

-------       --------------------
Paragon Technologies, Inc.
Balance Sheets (Unaudited) (Continued)
March 31, 2008 and December 31, 2007
     (In Thousands, Except Share Data)


                                                                 March 31,           December 31,
                                                                   2008                  2007
                                                            -------------------    ------------------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable................................             $   1,428                 1,726
   Customers' deposits and billings in excess
     of costs and estimated earnings ..............                 1,760                 3,063
   Accrued salaries, wages, and commissions........                   275                   173
   Accrued product warranties......................                   372                   234
   Deferred gain on sale-leaseback.................                     -                    28
   Unearned support contract revenue...............                   391                   254
   Accrued other liabilities.......................                   295                   324
                                                        ---------------------  -------------------
       Total current liabilities...................                 4,521                 5,802
                                                        ---------------------  -------------------

Long-term liabilities:
   Income taxes payable............................                   264                   261
                                                        ---------------------  -------------------
       Total long-term liabilities.................                   264                   261
                                                        ---------------------  -------------------

Commitments and contingencies

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 2,725,592 shares as
       of March 31, 2008 and 2,769,192
       shares as of December 31, 2007..............                 2,726                 2,769
     Additional paid-in capital....................                 5,455                 5,537
     Retained earnings.............................                 3,937                 3,947
                                                        ---------------------  -------------------
       Total stockholders' equity..................                12,118                12,253
                                                        ---------------------  -------------------

       Total liabilities and stockholders' equity..             $  16,903                18,316
                                                        =====================  ===================


                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2008 and 2007
     (In Thousands, Except Share and Per Share Data)


                                                                    Three Months Ended
                                                          ---------------------------------------
                                                               March 31,             March 31,
                                                                 2008                  2007
                                                          ------------------    ------------------
Net sales..............................................       $      5,045              3,607
Cost of sales..........................................              3,519              2,677
                                                          ------------------    ------------------
Gross profit on sales..................................              1,526                930
                                                          ------------------    ------------------

Selling, general and
   administrative expenses.............................              1,369              1,404
Product development
   costs...............................................                 95                 50
Interest income........................................               (121)              (112)
Other income, net......................................                  -                (16)
                                                          ------------------    ------------------
                                                                     1,343              1,326
                                                          ------------------    ------------------

Income (loss) before
   income taxes........................................                183               (396)
Income tax expense
   (benefit)...........................................                 77               (128)
                                                          ------------------    ------------------
Net income (loss)......................................       $        106               (268)
                                                          ==================    ==================

Basic earnings (loss)
   per share...........................................       $        .04              (.09)
                                                          ==================    ==================

Diluted earnings (loss)
   per share...........................................       $        .04              (.09)
                                                          ==================    ==================

Weighted average basic and diluted
   shares outstanding..................................          2,743,892          2,843,141
                                                          ==================    ==================

                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2008 and 2007
     (In Thousands, Except Share Data)

                                                                    Three Months Ended
                                                          ----------------------------------------
                                                               March 31,           March 31,
                                                                 2008                2007
                                                          ------------------- --------------------
Cash flows from operating activities:
   Net income (loss)...................................       $     106                (268)

   Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
       Depreciation of machinery and equipment.........              31                  27
       Deferred income tax expense (benefit)...........              33                 (22)
       Amortization of deferred gain on sale-
         leaseback.....................................             (28)                (41)
       Stock-based compensation........................               6                  (3)
       Change in operating assets and liabilities:
           Receivables.................................           1,138               1,409
           Costs and estimated earnings in
              excess of billings.......................             289                (363)
           Inventories.................................              94                 (36)
           Prepaid expenses and other
              current assets...........................            (232)               (254)
           Accounts payable............................            (298)               (124)
           Customers' deposits and billings
              in excess of costs and estimated
              earnings.................................          (1,303)                 21
           Accrued salaries, wages, and
              commissions..............................             102                  67
           Income taxes payable........................               3                  63
           Accrued product warranties..................             138                  56
           Unearned support contract revenue...........             137                  47
           Accrued other liabilities...................             (29)                (98)
                                                          ------------------- --------------------
   Net cash provided by operating activities...........             187                 481
                                                          ------------------- --------------------

Cash flows from investing activities:
   Proceeds from sales of short-term
     investments.......................................              20                  70
   Purchases of short-term investments.................               -                (500)
   Purchases of machinery and equipment................             (47)                (20)
                                                          ------------------- --------------------
   Net cash used by investing activities...............             (27)               (450)
                                                          ------------------- --------------------

                 See accompanying notes to financial statements.


                                                                     (Continued)

-------       --------------------
Paragon Technologies, Inc.
Statements of Cash Flows (Unaudited) (Continued)
For the Three Months Ended March 31, 2008 and 2007
     (In Thousands, Except Share Data)


                                                                    Three Months Ended
                                                          ----------------------------------------
                                                               March 31,            March 31,
                                                                 2008                 2007
                                                          -------------------  -------------------
Cash flows from financing activities:
   Repurchase and retirement of
     common stock......................................            (247)               (317)
                                                          -------------------  -------------------
       Net cash used by
         financing activities..........................            (247)               (317)
                                                          -------------------  -------------------

   Decrease in cash and cash equivalents...............             (87)               (286)
   Cash and cash equivalents,
     beginning of period...............................          12,104               2,447
                                                          -------------------  -------------------
   Cash and cash equivalents,
     end of period.....................................       $  12,017               2,161
                                                          ===================  ===================

   Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
         Interest expense..............................       $       -                   -
                                                          ===================  ===================
         Income taxes..................................       $      (5)                (30)
                                                          ===================  ===================

                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2008 and 2007


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

     This quarterly report should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 28, 2008. Refer to the Company's annual report on Form 10-K for the year ended December 31, 2007 for more complete financial information.

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


(2)  Short-Term Investments
     ----------------------

     The Company's short-term investments are comprised of debt securities, all classified as available for sale, that are carried at cost, which approximates fair value of the investments at period end. These debt securities include state and municipal bonds. The short-term investments are on deposit with a major financial institution and are supported by letters of credit. The fair value of the short-term investments of $180,000 at March 31, 2008 is based on quoted prices from active markets.


(3)  Accrued Product Warranties
     --------------------------

     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, typically two percent of the cost of the system being sold. A detailed review of products still in the warranty period is performed each quarter.

     A roll-forward of warranty activities is as follows (in thousands):

                    Beginning Balance         Additions Charged to                          Ending Balance
                        January 1              Costs and Expenses          Deductions          March 31
                  -----------------------  ----------------------------  --------------  ---------------------
2008.................    $ 234                        154                    (16)                372
2007.................    $ 192                         90                    (34)                248

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2008 and 2007


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

                         ------------------------------

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2008 and 2007


(4)  Business Operations (Continued)
     -------------------

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales during the three months ended March 31, 2008 and 2007 are as follows (in thousands):

     For the three months ended March 31, 2008 and 2007:

                                          March 31, 2008                   March 31, 2007
                                   ------------------------------   ------------------------------
                                                      % of Total                     % of Total
                                       Sales             Sales           Sales           Sales
                                   --------------   -------------   --------------  --------------
     Systems sales.................   $  4,222            83.7%        $  2,861           79.3%
     Aftermarket sales.............        823            16.3%             746           20.7%
                                   --------------   -------------   --------------  --------------
        Total sales................   $  5,045           100.0%        $  3,607          100.0%
                                   ==============   =============   ==============  ==============

     The Company's products are sold worldwide through its own sales personnel. Domestic and international sales during the three months ended March 31, 2008 and 2007 are as follows: (in thousands):

     For the three months ended March 31, 2008 and 2007:

                                           March 31, 2008                  March 31, 2007
                                   ------------------------------   ------------------------------
                                                      % of Total                     % of Total
                                       Sales             Sales           Sales           Sales
                                   --------------   -------------   --------------  --------------
     Domestic sales................   $  3,594            71.2%        $  3,057           84.8%
     International sales...........      1,451            28.8%             550           15.2%
                                   --------------   -------------   --------------  --------------
        Total sales................   $  5,045           100.0%        $  3,607          100.0%
                                   ==============   =============   ==============  ==============

     Sales from external customers for each of the Company's products during the three months ended March 31, 2008 and 2007 are as follows (in thousands):

     For the three months ended March 31, 2008 and 2007:

                                          March 31, 2008                  March 31, 2007
                                   ------------------------------  ------------------------------
                                                      % of Total                     % of Total
                                       Sales             Sales          Sales           Sales
                                   --------------   -------------   --------------  --------------
     LO-TOW(R)  sales................ $  1,788           35.4%        $  1,277           35.4%

     CARTRAC(R) sales................        -            -                 55            1.5%
     DISPEN-SI-MATIC(TM),
        SINTHESIS(TM), and
        related order fulfillment
        sales......................      2,434           48.3%           1,496           41.5%
     Other sales...................          -            -                 32             .9%
     Aftermarket sales.............        823           16.3%             747           20.7%
                                   --------------   -------------  --------------  --------------
        Total sales................   $  5,045          100.0%        $  3,607          100.0%
                                   ==============   =============  ==============  ==============

     All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States.

     The Company engages in sales with the U.S. government, which is one of the Company's customers. Sales to the U.S. government during the three months ended March 31, 2008 and 2007 were $24,000 and $127,000, respectively.

-------       -------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2008 and 2007


(4)  Business Operations (Continued)
     -------------------

     The Company's backlog of orders at March 31, 2008 and March 31, 2007 was $5,923,000 and $10,117,000, respectively.

     The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Since the Company recognizes sales on a percentage of completion basis for its systems contracts, fluctuations in the Company's sales and earnings occur with increases or decreases in major installations. The Company expects to fill, within the next twelve months, all of the March 31, 2008 backlog of orders indicated above.


(5)  Recently Issued Accounting Pronouncements
     -----------------------------------------

     In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis have been deferred until fiscal years beginning after November 15, 2008. The Company has certain non-financial assets, such as long-lived assets, that may be re-measured to fair value on a non-recurring basis. The Company adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company's financial statements.

     In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portion of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company's financial statements.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2008 and 2007


(5)  Recently Issued Accounting Pronouncements (Continued)
     -----------------------------------------

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


(6)  Sale-Leaseback
     --------------

     The Company's principal office is located in a 173,000 square foot, concrete, brick, and steel facility in Easton, Pennsylvania. In connection with the February 2003 sale of the Company's Easton, Pennsylvania facility, the Company entered into a leaseback arrangement for 25,000 square feet of office space for five years. The leasing agreement required fixed monthly rental payments of $19,345 during the fifth year of the lease, which ran from February 21, 2007 through February 20, 2008. The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit.

     On November 14, 2007, the Company amended the lease agreement to extend the term of the lease for a period of five years, commencing immediately upon the February 21, 2008 expiration date of the original term of the lease. The amended lease agreement requires fixed monthly rental payments of $18,000 for five years through the February 20, 2013 expiration date of the lease. The amended lease agreement incorporates the terms and conditions of the original lease agreement.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2008 and 2007


(6) Sale-Leaseback (Continued)
    --------------

     In accordance with SFAS No. 13 and SFAS No. 28, the leaseback does not meet the criteria for classification as a capital lease; hence, it is classified as an operating lease. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The seller-lessee (Company) retained more than a minor part (25,000 square feet) but less than substantially all of the use of the property (173,000 square feet) through the leaseback and realized a profit on the sale in excess of the present value of the minimum lease payments over the lease term. The present value of the stream of lease payments utilizing the Company's incremental borrowing rate of 10.0% was $826,000. The $826,000 of deferred profit was amortized in equal amounts as a reduction in rent expense over the initial five-year term of the lease. The amortization of the deferred profit expired during the first quarter of 2008. During the three months ended March 31, 2008 and 2007, $28,000 and $41,000, respectively, of the deferred gain was recognized.


(7)  Line of Credit
     --------------

     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. As of March 31, 2008, the Company did not have any borrowings under the line of credit facility; however, the leasing agreement associated with the Company's principal office is secured with a $200,000 letter of credit. Therefore, as of March 31, 2008, the amount of available line of credit was $4,800,000.

     The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivables and inventory. The Company was in compliance with all covenants as of March 31, 2008. The line of credit facility expires effective June 30, 2008. The Company expects to renew the line of credit facility under similar terms and conditions during 2008.


(8)  Stock Repurchase Program
     ------------------------

     On August 12, 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. The Company's Board of Directors amended its existing stock repurchase program on several occasions during 2005, 2006, and 2007 by increasing the amount it has authorized management to repurchase from up to $1,000,000 of the Company's common stock to up to $15,000,000.

     On January 9, 2008, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $15,000,000 of the Company's common stock to up to $17,000,000.

     During the three months ended March 31, 2008, the Company repurchased 43,600 shares of common stock at a weighted average cost, including brokerage commissions, of $5.67 per share. Cash expenditures for the stock repurchases during the three months ended March 31, 2008 were $247,024. From the inception of the Company's stock repurchase program on August 12, 2004 through March 31, 2008, the Company repurchased 1,681,318 shares of common stock at a weighted average cost, including brokerage commissions, of $8.54 per share. Cash expenditures for the stock repurchases since the inception of the program were $14,363,167. As of March 31, 2008, $2,636,833 remained available for repurchases under the stock repurchase program.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2008 and 2007


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


(10) Stock-Based Compensation
     ------------------------

     The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted and nonvested stock, and stock appreciation rights. It requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company used prior to January 1, 2006.

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

     The expense associated with stock-based compensation arrangements is a non-cash charge. In the Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income (loss) to net cash provided (used) by operating activities.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2008 and 2007


(10) Stock-Based Compensation (Continued)
     ------------------------

     SFAS No. 123R requires that cash flows resulting from excess tax benefits be classified as financing cash flows. For the three months ended March 31, 2008 and for the year ended December 31, 2007, no excess tax benefits were generated.

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

     Under the Company's ECP, officers, directors, and employees have been granted options to purchase shares of common stock at the market price at the date of grant. Options vest in four equal annual installments beginning on the first anniversary of the date of grant; thus, at the end of four years, the options are fully exercisable. Vested stock option awards may be exercised through payment of cash, exchange of mature shares, or through a broker. As of March 31, 2008, 7,500 options are outstanding under the plan, and all options have a term of seven years.

     Stock-based compensation expense (income) recognized during the three months ended March 31, 2008 and 2007 for stock-based compensation programs was $6,000 and $(3,000), respectively. Stock-based compensation expense (income) recognized during the three months ended March 31, 2008 and 2007 consisted of expensing $1,000 and $2,000, respectively, for employee stock options, and $0 and $0, respectively, for directors' stock options, and $5,000 and $(5,000), respectively, for nonvested stock.

     All of the stock-based compensation expense (income) recognized was a component of selling, general and administrative expenses. Income was recognized during the three months ended March 31, 2007 as a result of the forfeiture of 5,000 shares of nonvested stock due to the resignation of Mr. Hoffner from the Company effective March 1, 2007.

     Stock Options
     There were no stock options exercised, forfeited, or granted during the three months ended March 31, 2008, and no further grants are available under the plan.

     The compensation expense recognized during the three months ended March 31, 2008 and 2007 for stock options was $1,000 and $2,000, respectively. The total compensation expense of $23,000 is expected to be recognized on the straight-line basis over the stated vesting period consistent with the terms of the arrangement. As of March 31, 2008, there is unrecognized compensation cost of $9,000 on the stock option awards which will be recognized over the next 1.9 years.

     As of December 31, 2005, there were no unvested employee stock options. Therefore, no compensation cost related to stock options granted to employees prior to January 1, 2006 was recognized.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2008 and 2007


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

     The compensation expense (income) recognized during the three months ended March 31, 2008 and 2007 for nonvested stock awards was $5,000 and $(5,000), respectively. The total compensation cost of $75,000 is expected to be recognized on the straight-line basis over the four-year vesting period consistent with the terms of the arrangement. As of March 31, 2008, there is unrecognized compensation cost of $36,000 on the nonvested stock awards which will be recognized over the next 1.9 years.


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

     The Company recognized income tax expense of $77,000 during the three months ended March 31, 2008 compared to an income tax benefit of $128,000 during the three months ended March 31, 2007. Income tax expense for the three months ended March 31, 2008 was generally recorded at statutory federal and state tax rates. The income tax benefit for the three months ended March 31, 2007 was lower than statutory federal and state tax rates primarily due to the effect of tax-exempt interest on certain investments on the annualized effective rate.

     During the three months ended March 31, 2008, the Company accrued additional interest related to unrecognized tax benefits of $3,000.

     The Company estimates that the total unrecognized tax benefits may decrease by approximately $21,000 due to the expiration of statutes of limitations prior to March 31, 2009.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three Months Ended March 31, 2008 and 2007


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


(12) Legal Proceedings

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



                         ------------------------------



Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended March 31, 2008, and the cautionary statements and consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports.


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


                         ------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------

     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises and falls, the Company may see a corresponding change in the rate of new orders, and therefore, a corresponding change in backlog and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog of orders, orders, sales, and Capacity Utilization for the three months ended March 31, 2008, and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003:

                                            Three Months
                                                Ended                    Year Ended December 31,
                                              March 31,      -----------------------------------------------
(Dollars in Thousands)                          2008            2007     2006     2005      2004     2003
                                         ------------------  -----------------------------------------------
Backlog of orders - Beginning............    $   7,934          5,932    6,918    5,514     4,052    4,834
   Add: orders...........................        3,034         23,450   16,802   18,080    13,164   11,301
   Less: sales...........................        5,045         21,448   17,788   16,676    11,702   12,083
                                         ------------------  -----------------------------------------------
Backlog of orders - Ending...............    $   5,923          7,934    5,932    6,918     5,514    4,052
                                         ==================  ===============================================

Capacity Utilization(1)..................        80.6%          81.0%    80.9%    80.2%     78.0%    76.0%


     Current Ratio
     -------------

     Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio as of March 31, 2008 and as of December 31, 2007, 2006, 2005, 2004, and 2003:

                                                                               As of December 31,
                                   As of March 31,      ---------------------------------------------------------------
(Dollars in Thousands)                  2008               2007         2006          2005         2004         2003
                              ------------------------  ----------   ----------   -----------   ----------   ----------
Current assets...............       $  16,475             17,842       16,370       22,134        14,249       14,720
                              ------------------------  ----------   ----------   -----------   ----------   ----------
Current liabilities..........       $   4,521              5,802        4,296        5,337         7,355        9,583

Current ratio................            3.64               3.08         3.81         4.15          1.94         1.54


                         ------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
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

     Revenue Recognition on Systems Sales
     ------------------------------------

     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of March 31, 2008, there are no contracts that are anticipated to result in a loss.

     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company had cost overruns which resulted in a loss of profits on one contract during the three months ended March 31, 2008.

     Accrued Product Warranties
     --------------------------

     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, typically two percent of the cost of the system being sold. A detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The warranty reserve as of March 31, 2008 and December 31, 2007 was $372,000 and $234,000, respectively.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Results of Operations - Three Months Ended March 31, 2008 Compared to the Three
-------------------------------------------------------------------------------
Months Ended March 31, 2007
---------------------------

Earnings Summary
----------------

     The Company had a net income of $106,000 (or $0.04 basic earnings per share) for the three months ended March 31, 2008, compared to a net loss of $268,000 (or $0.09 basic loss per share) for the three months ended March 31, 2007. The increase in net income was primarily due to:
     o an increase during the first quarter of 2008 in sales and gross profit of $1,438,000, and $596,000, respectively, as described below;
     o a decrease in selling, general and administrative expenses of $35,000 as described below; and
     o an increase of $9,000 in interest income attributable to the transfer from lower yielding tax-exempt short-term investments to higher yielding taxable short-term investments.

     Partially offsetting the above increase in net income was:
     o  an increase in product development costs of $45,000 as described below;
     o a decrease of $16,000 in other income, net attributable to a decrease in royalty income from a license agreement related to material handling equipment sales; and
     o  an increase in income tax expense of $205,000 as described below.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                  2008               2007
                                                            -----------------  ------------------
Net sales..............................................       $  5,045,000         3,607,000
Cost of sales..........................................          3,519,000         2,677,000
                                                            -----------------  ------------------
Gross profit on sales..................................       $  1,526,000           930,000
                                                            =================  ==================

Gross profit as a percentage of sales..................              30.2%             25.8%
                                                            =================  ==================

     The increase in sales was associated with a larger backlog of orders entering fiscal 2008 when compared to the backlog of orders entering fiscal 2007. Contributing to the increase in sales was progress made on contracts received during the first quarter of 2008 in accordance with contract completion requirements.

     Gross profit, as a percentage of sales, for the three months ended March 31, 2008, when compared to the three months ended March 31, 2007, was favorably impacted by 4.2% due to product mix, and by 0.2% due to the increased absorption of overhead costs.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses of $1,369,000 were lower by $35,000 for the three months ended March 31, 2008 than for the three months ended March 31, 2007. The favorable variance in selling, general and administrative expenses was primarily attributable to a decrease of $108,000 of expenditures relating to sales efforts in response to quoting and sales activities. Partially offsetting the aforementioned favorable variance was an increase of $25,000 in marketing expenses primarily associated with product promotion, and an increase of $43,000 in professional fees and consulting expenses.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Results of Operations - Three Months Ended March 31, 2008 Compared to the Three
-------------------------------------------------------------------------------
Months Ended March 31, 2007 (Continued)
---------------------------

Product Development Costs
-------------------------

     Product development costs, including patent expense, of $95,000 were higher by $45,000 for the three months ended March 31, 2008 than for the three months ended March 31, 2007. Development programs in the three months ended March 31, 2008 and 2007 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts during the three months ended March 31, 2008 and 2007 included voice-directed replenishment and DISPEN-SI-MATIC(R) software enhancements aimed at promoting workplace efficiencies for the Company's customers.

Interest Income
---------------

     Interest income of $121,000 was higher by $9,000 for the three months ended March 31, 2008 than for the three months ended March 31, 2007. The increase in interest income was attributable to the transfer from lower yielding tax-exempt short-term investments to higher yielding taxable short-term investments.

Other Income, Net
-----------------

     The unfavorable variance of $16,000 in other income, net for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily attributable to a decrease in royalty income from a license agreement related to material handling equipment sales. Effective February 1, 2007, the license agreement became royalty-free. Therefore, the Company no longer receives royalty income from the license agreement.

Income Tax Expense (Benefit)
----------------------------

     The Company recognized income tax expense of $77,000 during the three months ended March 31, 2008 compared to an income tax benefit of $128,000 during the three months ended March 31, 2007. Income tax expense for the three months ended March 31, 2008 was generally recorded at statutory federal and state tax rates. The income tax benefit for the three months ended March 31, 2007 was lower than statutory federal and state tax rates primarily due to the effect of tax-exempt interest on certain investments on the annualized effective rate.


                         ------------------------------


Liquidity and Capital Resources
-------------------------------

     The Company's cash and cash equivalents and short-term investments at March 31, 2008 were $12,197,000, representing 72.2% of total assets, compared to $12,304,000, or 67.2% of total assets, at December 31, 2007. The decrease was primarily due to the repurchase and retirement of common stock totaling $247,000, and purchases of capital equipment totaling $47,000, partially offset by cash provided by operating activities totaling $187,000.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------

     Cash provided by operating activities totaling $187,000 during the three months ended March 31, 2008 was primarily due to the following factors:
     o a decrease in receivables in the amount of $1,138,000 in accordance with contractual requirements;
     o a decrease in costs and estimated earnings in excess of billings in the amount of $289,000 in accordance with contractual requirements;
     o  net income in the amount of $106,000 for the first quarter of 2008; and
     o an increase in accrued product warranties in the amount of $138,000 primarily associated with the establishment of warranties for contracts entering the warranty period.

     Partially offset by the following factors:
     o a decrease in customers' deposits and billings in excess of costs and estimated earnings in the amount of $1,303,000 in accordance with contractual requirements; and
     o an increase in prepaid expenses and other current assets in the amount of $232,000 primarily associated with payment of insurance premiums for the current year.

     The Company's cash and cash equivalents and short-term investments at March 31, 2007 were $12,216,000, representing 75.6% of total assets, compared to $12,072,000, or 72.1% of total assets, at December 31, 2006. The increase was primarily due to cash provided by operating activities totaling $481,000, partially offset by the repurchase and retirement of common stock totaling $317,000, and purchases of capital equipment totaling $20,000.

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

     The Company repurchased $247,000 of its common stock during the three months ended March 31, 2008 compared with $317,000 of stock repurchases during the three months ended March 31, 2007. The Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $15,000,000 of the Company's common stock to up to $17,000,000. As of March 31, 2008, the Company has $2,636,833 authorized by the Board of Directors to use for future stock repurchases.

     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. As of March 31, 2008, the Company did not have any borrowings under the line of credit facility; however, the leasing agreement

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------

associated with the Company's principal office is secured with a $200,000 letter of credit. Therefore, as of March 31, 2008, the amount of available line of credit was $4,800,000.

     The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivables and inventory. The Company was in compliance with all covenants as of March 31, 2008. The line of credit facility expires effective June 30, 2008. The Company expects to renew the line of credit facility under similar terms and conditions during 2008.

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

     The Company continues to review opportunities with the goal of maximizing resources, increasing stockholder value, and considering strategies and transactions intended to improve liquidity. At this time, the Company believes that an increase in stockholder value will be best obtained through increases in the Company's internal technology base, strengthening the Company's sales and marketing capabilities, growth of the Company's continuing operations and other higher growth markets, by the enhancement of the Company's products with advanced proprietary software capabilities through research and development efforts and/or possible acquisitions, mergers, and joint ventures. Although the Company enters into preliminary discussions and non-disclosure agreements from time to time, the Company does not have any material definitive agreements in place. There is no assurance that the Company will be able to consummate any of these strategic options.

Contractual Obligations

     The Company leases approximately 25,000 square feet in Easton, Pennsylvania for use as its principal office. The leasing agreement, as amended, requires fixed monthly rental payments of $18,000. The terms of the lease also require the payment of a proportionate share of the facility's operating expenses. The leasing agreement is secured with a $200,000 letter of credit. The lease expires on February 20, 2013.

     Future contractual obligations and commercial commitments at March 31, 2008 as noted above are as follows:

                                                                             Payments Due by Period
                                               ----------------------------------------------------------------------------------
                                  Total            2008          2009          2010          2011          2012       After 2012
                            -----------------  ------------  ------------  ------------  ------------  ------------  ------------
Contractual
obligations:
  Operating leases......       $ 1,062,000        162,000       216,000       216,000      216,000        216,000        36,000
                            =================  ============  ============  ============  ===========   ============  ============

                                                                  Amount of Commitment Expiration Per Period
                               Total Amounts   -----------------------------------------------------------------------------------
                                 Committed         2008          2009          2010          2011          2012       After 2012
                            -----------------  ------------  ------------  ------------  ------------  ------------  ------------

Other commercial
commitments:
  Letters of credit.....       $   200,000              -       200,000             -            -             -              -
                            =================  ============  ============  ============  ===========   ============  ============

     As of March 31, 2008, the Company has unrecognized tax benefits of $264,000. The timing of cash settlement cannot be reasonably estimated.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Contractual Obligations (Continued)
-----------------------

     The Company has an Executive Officer Severance Policy (the "Severance Policy") for executive officers without an employment agreement, which applies in the event that an executive officer is terminated by the Company for reasons other than "cause," as such term is defined in the Severance Policy. Under the Severance Policy, executive officers will receive a portion of their regular straight-time pay based on their position and length of service with the Company, medical coverage, and executive outplacement services. For further information, please refer to the Company's disclosure regarding the "Executive Officer Severance Policy" in Item 11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements
------------------------------

     As of March 31, 2008, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), obligations (including contingent obligations) under a contract that would be accounted for as a derivative instrument, or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

Related Party Transactions
--------------------------

     From time to time, the Company enters into transactions with related parties. For further information, please refer to the Company's disclosure regarding "Commitments and Related Party Transactions" in Note 9 of the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Issued Accounting Pronouncements
-----------------------------------------

     In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis have been deferred until fiscal years beginning after November 15, 2008. The Company has certain non-financial assets, such as long-lived assets, that may be re-measured to fair value on a non-recurring basis. The Company adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company's financial statements.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------

specified risks, cash flows or portion of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company's financial statements.

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


Item 4.       Controls and Procedures
-------       -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2008. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)  Change in Internal Control Over Financial Reporting

          There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company's fiscal quarter ended March 31, 2008 that has materially affected, or that is reasonably likely to materially affect the Company's internal control over financial reporting.

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


Item 1A.      Risk Factors
--------      ------------

     Item 1A, "Risk Factors," of our 2007 Form 10-K includes a detailed discussion of our risk factors. There have been no material changes in our Risk Factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2007.


Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
-------       -----------------------------------------------------------

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended March 31, 2008:

--------------------------------------------------------------------------------------------------------------------
                                       Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------------------------------------------
                                          Average          Total Number        Approximate        Approximate
                                         Price Paid          of Shares         Dollar Value      Dollar Value
                          Total          Per Share         Repurchased          of Shares          of Shares
                          Number        (Including         as Part of a         Purchased         That May Yet
       Fiscal           of Shares        Brokerage       Publicly Announced     Under the         Be Purchased
       Period          Repurchased      Commissions)          Program            Program        Under the Program
--------------------------------------------------------------------------------------------------------------------
1/01/08 - 1/31/08          28,800          $ 5.85              28,800           $ 168,532         $ 2,715,325
2/01/08 - 2/29/08               -          $   -                    -           $       -         $ 2,715,325
3/01/08 - 3/31/08          14,800          $ 5.30              14,800           $  78,492         $ 2,636,833
                     ------------------------------------------------------------------------
                           43,600          $ 5.67              43,600           $ 247,024
--------------------------------------------------------------------------------------------------------------------

     On August 12, 2004, the Company's Board of Directors approved a program to repurchase up to $1,000,000 of its outstanding common stock. The Company's Board of Directors amended its existing stock repurchase program on several occasions during 2005, 2006, and 2007 by increasing the amount it has authorized management to repurchase from up to $1,000,000 of the Company's common stock to up to $15,000,000.

     On January 9, 2008, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $15,000,000 of the Company's common stock to up to $17,000,000.

     During the three months ended March 31, 2008, the Company repurchased 43,600 shares of common stock at a weighted average cost, including brokerage commissions, of $5.67 per share. Cash expenditures for the stock repurchases during the three months ended March 31, 2008 were $247,024. From the inception of the Company's stock repurchase program on August 12, 2004 through March 31, 2008, the Company repurchased 1,681,318 shares of common stock at a weighted average cost, including brokerage commissions, of $8.54 per share. Cash expenditures for the stock repurchases since the inception of the program were $14,363,167. As of March 31, 2008, $2,636,833 remained available for repurchases under the stock repurchase program.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
-------       -----------------------------------------------------------
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

                               PARAGON TECHNOLOGIES, INC.



                               /s/ Leonard S. Yurkovic
                               ------------------------------------------------
                               Leonard S. Yurkovic
                               Acting CEO



                               /s/ Ronald J. Semanick
                               ------------------------------------------------
                               Ronald J. Semanick
                               Chief Financial Officer





Dated:       /s/ May 14, 2008
           --------------------

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