Form 10-Q
period 2008-06-30
PARAGON TECHNOLOGIES INC
filed 2008-08-13
CIK 90045

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


                  For the quarterly period ended June 30, 2008



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

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer, "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer |_|   Accelerated Filer |_|    Non-Accelerated Filer |_|
                          Smaller Reporting Company |X|

Indicate by checkmark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                               Yes |_|    No |X|

The number of shares of the Registrant's Common Stock, $1.00 par value, outstanding as of July 30, 2008 was 2,639,894.

                       [PARAGON TECHNOLOGIES, INC. LOGO]


                           Paragon Technologies, Inc.
                                TABLE OF CONTENTS

                                                                                             Page
                                                                                            Number
                                                                                          -----------

PART I -- FINANCIAL INFORMATION
     Item 1.      Financial Statements:
                     Balance Sheets (Unaudited).........................................         1
                     Statements of Operations (Unaudited)...............................         3
                     Statements of Cash Flows (Unaudited)...............................         4
                     Notes to Financial Statements (Unaudited)..........................         6

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................        17

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk............        27

     Item 4.      Controls and Procedures...............................................        27



PART II -- OTHER INFORMATION

     Item 1.      Legal Proceedings.....................................................        28

     Item 1A.     Risk Factors..........................................................        28

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds...........        28

     Item 3.      Defaults Upon Senior Securities.......................................        29

     Item 4.      Submission of Matters to a Vote of Security Holders...................        29

     Item 5.      Other Information.....................................................        29

     Item 6.      Exhibits..............................................................        30



SIGNATURES..............................................................................        31



EXHIBIT INDEX...........................................................................        32

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc.
Balance Sheets (Unaudited)
June 30, 2008 and December 31, 2007
     (In Thousands, Except Share Data)


                                                                 June 30,            December 31,
                                                                   2008                  2007
                                                            -------------------    ------------------

Assets
------
Current assets:
   Cash and cash equivalents.......................             $  10,890                 12,104
   Short-term investments..........................                   180                    200
                                                            -------------------    ------------------
       Total cash and cash equivalents and
         short-term investments....................                11,070                 12,304
                                                            -------------------    ------------------

   Receivables:
     Trade.........................................                 1,481                  2,640
     Notes and other receivables...................                   402                    310
                                                            -------------------    ------------------
       Total receivables...........................                 1,883                  2,950
                                                            -------------------    ------------------

   Costs and estimated earnings in excess
     of billings...................................                   525                  1,353

   Inventories:
     Raw materials.................................                   199                    160
     Work-in-process...............................                    29                    224
     Finished goods................................                   549                    475
                                                            -------------------    ------------------
       Total inventories...........................                   777                    859
                                                            -------------------    ------------------

   Deferred income tax benefits....................                   332                    263
   Prepaid expenses and other current assets.......                   306                    113
                                                            -------------------    ------------------
       Total current assets........................                14,893                 17,842
                                                            -------------------    ------------------

Machinery and equipment, at cost:
   Machinery and equipment.........................                 1,380                  1,313
   Less:  accumulated depreciation.................                 1,030                  1,000
                                                            -------------------    ------------------
     Net machinery and equipment...................                   350                    313
                                                            -------------------    ------------------

Deferred income tax benefits.......................                    86                    161
                                                            -------------------    ------------------
   Total assets....................................             $  15,329                 18,316
                                                            ===================    ==================


                 See accompanying notes to financial statements.



                                                                     (Continued)

-------       --------------------
Paragon Technologies, Inc.
Balance Sheets (Unaudited) (Continued)
June 30, 2008 and December 31, 2007
     (In Thousands, Except Share Data)


                                                              June 30,            December 31,
                                                                2008                  2007
                                                        ---------------------  -------------------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable..................................        $    1,407                1,726
   Customers' deposits and billings in excess
     of costs and estimated earnings ................               791                3,063
   Accrued salaries, wages, and commissions..........               173                  173
   Accrued product warranties........................               431                  234
   Deferred gain on sale-leaseback...................                 -                   28
   Unearned support contract revenue.................               313                  254
   Accrued other liabilities.........................               249                  324
                                                        ---------------------  -------------------
       Total current liabilities.....................             3,364                5,802
                                                        ---------------------  -------------------

Long-term liabilities:
   Income taxes payable..............................               244                  261
                                                        ---------------------  -------------------
       Total long-term liabilities...................               244                  261
                                                        ---------------------  -------------------

Commitments and contingencies

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 2,670,244 shares as
       of June 30, 2008 and 2,769,192
       shares as of December 31, 2007................             2,670                2,769
     Additional paid-in capital......................             5,381                5,537
     Retained earnings...............................             3,670                3,947
                                                        ---------------------  -------------------
       Total stockholders' equity....................            11,721               12,253
                                                        ---------------------  -------------------

       Total liabilities and stockholders' equity....        $   15,329               18,316
                                                        =====================  ===================


                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007
     (In Thousands, Except Share and Per Share Data)


                                      Three Months Ended                     Six Months Ended
                               ---------------------------------    -----------------------------------
                                   June 30,        June 30,             June 30,         June 30,
                                     2008            2007                 2008             2007
                               ---------------------------------    -----------------------------------
Net sales....................    $     4,123            6,019               9,168             9,626
Cost of sales................          3,158            4,544               6,677             7,221
                               ---------------    --------------    ---------------     ---------------
Gross profit on sales........            965            1,475               2,491             2,405
                               ---------------    --------------    ---------------     ---------------

Selling, general and
   administrative
   expenses..................          1,260            1,536               2,629             2,940
Product development
   costs.....................             11               18                 106                68
Interest income..............            (93)            (117)               (214)             (229)
Other income, net............             (1)              (3)                 (1)              (19)
                               ---------------    --------------    ---------------     ---------------
                                       1,177            1,434               2,520             2,760
                               ---------------    --------------    ---------------     ---------------

Income (loss) before
   income taxes..............           (212)              41                 (29)             (355)
Income tax expense
   (benefit).................           (103)              30                 (26)              (98)
                               ---------------    --------------    ---------------     ---------------
Net income (loss)............    $      (109)              11                  (3)             (257)
                               ===============    ==============    ===============     ===============

Basic earnings (loss)
   per share.................    $      (.04)             .00                 .00              (.09)
                               ===============    ==============    ===============     ===============

Diluted earnings (loss)
   per share.................    $      (.04)             .00                 .00              (.09)
                               ===============    ==============    ===============     ===============

Weighted average
   basic and diluted
   shares outstanding........      2,685,664        2,780,154           2,713,233         2,811,448
                               ===============    ==============    ===============     ===============

                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2008 and 2007
     (In Thousands, Except Share Data)


                                                                     Six Months Ended
                                                          ----------------------------------------
                                                               June 30,            June 30,
                                                                 2008                2007
                                                          ------------------- --------------------
Cash flows from operating activities:
   Net loss............................................        $     (3)               (257)

   Adjustments to reconcile net loss
     to net cash provided (used) by operating
     activities:
       Depreciation of machinery and equipment.........              63                  55
       Deferred income tax expense (benefit)...........               6                  (4)
       Amortization of deferred gain on sale-
         leaseback.....................................             (28)                (83)
       Stock-based compensation........................              12                   3
       Change in operating assets and liabilities:
           Receivables.................................           1,067                  84
           Costs and estimated earnings in
              excess of billings.......................             828              (1,843)
           Inventories.................................              82                (327)
           Prepaid expenses and other
              current assets...........................            (193)               (192)
           Accounts payable............................            (319)              1,840
           Customers' deposits and billings
              in excess of costs and estimated
              earnings.................................          (2,272)                892
           Accrued salaries, wages, and
              commissions..............................               -                 (51)
           Income taxes payable........................             (17)                 72
           Accrued product warranties..................             197                  (2)
           Unearned support contract revenue...........              59                  (6)
           Accrued other liabilities...................             (75)                (92)
                                                          ------------------- --------------------
   Net cash provided (used) by operating
     activities........................................            (593)                 89
                                                          ------------------- --------------------

Cash flows from investing activities:
   Proceeds from sales of short-term
     investments.......................................              20                 870
   Purchases of short-term investments.................               -                (500)
   Purchases of machinery and equipment................            (100)                (43)
                                                          ------------------- --------------------
   Net cash provided (used) by
     investing activities..............................             (80)                327
                                                          ------------------- --------------------

                 See accompanying notes to financial statements.


                                                                     (Continued)

-------       --------------------
Paragon Technologies, Inc.
Statements of Cash Flows (Unaudited) (Continued)
For the Six Months Ended June 30, 2008 and 2007
     (In Thousands, Except Share Data)


                                                                     Six Months Ended
                                                          ----------------------------------------
                                                               June 30,             June 30,
                                                                 2008                 2007
                                                          -------------------  -------------------
Cash flows from financing activities:
   Repurchase and retirement of
     common stock......................................            (541)                (567)
                                                          -------------------  -------------------
       Net cash used by
         financing activities..........................            (541)                (567)
                                                          -------------------  -------------------

   Decrease in cash and cash equivalents...............          (1,214)                (151)
   Cash and cash equivalents,
     beginning of period...............................          12,104                2,447
                                                          -------------------  -------------------
   Cash and cash equivalents,
     end of period.....................................       $  10,890                2,296
                                                          ===================  ===================

   Supplemental disclosures of cash flow
   information:
     Cash paid (received) during
       the period for:
         Interest expense..............................      $        -                    -
                                                          ===================  ===================
         Income taxes..................................      $       79                  (24)
                                                          ===================  ===================

                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007


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


(2)  Short-Term Investments
     ----------------------

     The Company's short-term investments are comprised of debt securities, all classified as available for sale, that are carried at cost, which approximates fair value of the investments at period end. These debt securities include state and municipal bonds. The short-term investments are on deposit with a major financial institution and are supported by letters of credit. The fair value of the short-term investments of $180,000 at June 30, 2008 is based on quoted prices from active markets.


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

     A roll-forward of warranty activities is as follows (in thousands):

                            Beginning Balance         Additions Charged to                         Ending Balance
                                January 1              Costs and Expenses         Deductions          June 30
                         -----------------------  ----------------------------  --------------  ---------------------
2008...................          $ 234                       249                     (52)               431
2007...................          $ 192                        60                     (62)               190

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007


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


                         ------------------------------

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007


(4)  Business Operations (Continued)
     -------------------

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales during the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

     For the three months ended June 30, 2008 and 2007:

                                           June 30, 2008                   June 30, 2007
                                   ------------------------------  ------------------------------
                                                     % of Total                      % of Total
                                        Sales           Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales..............      $  3,497            84.8%          5,061           84.1%
     Aftermarket sales..........           626            15.2%            958           15.9%
                                   --------------   -------------  --------------  --------------
        Total sales.............      $  4,123           100.0%          6,019          100.0%
                                   ==============   =============  ==============  ==============

     For the six months ended June 30, 2008 and 2007:

                                           June 30, 2008                   June 30, 2007
                                   ------------------------------  ------------------------------
                                                     % of Total                      % of Total
                                        Sales           Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales..............      $  7,719            84.2%          7,922           82.3%
     Aftermarket sales..........         1,449            15.8%          1,704           17.7%
                                   --------------   -------------  --------------  --------------
        Total sales.............      $  9,168           100.0%          9,626          100.0%
                                   ==============   =============  ==============  ==============

     The Company's products are sold worldwide through its own sales personnel. Domestic and international sales during the three and six months ended June 30, 2008 and 2007 are as follows: (in thousands):

     For the three months ended June 30, 2008 and 2007:

                                           June 30, 2008                   June 30, 2007
                                   ------------------------------  ------------------------------
                                                     % of Total                      % of Total
                                        Sales           Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales.............      $  3,062            74.3%       $  5,889           97.8%
     International sales........         1,061            25.7%            130            2.2%
                                   --------------   -------------  --------------  --------------
        Total sales.............      $  4,123           100.0%       $  6,019          100.0%
                                   ==============   =============  ==============  ==============

     For the six months ended June 30, 2008 and 2007:

                                           June 30, 2008                   June 30, 2007
                                   ------------------------------  ------------------------------
                                                     % of Total                      % of Total
                                        Sales           Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales.............      $  6,655            72.6%       $  8,945           92.9%
     International sales........         2,513            27.4%            681            7.1%
                                   --------------   -------------  --------------  --------------
        Total sales.............      $  9,168           100.0%       $  9,626          100.0%
                                   ==============   =============  ==============  ==============

     Sales from external customers for each of the Company's products during the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007


(4)  Business Operations (Continued)
     -------------------

     For the three months ended June 30, 2008 and 2007:

                                           June 30, 2008                   June 30, 2007
                                   ------------------------------  ------------------------------
                                                     % of Total                      % of Total
                                        Sales           Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     LO-TOW(R) sales..............     $ 2,442            59.2%       $ 2,129           35.4%

     DISPEN-SI-MATIC(R),
        SINTHESIS(R), and related
        order fulfillment sales...       1,055            25.6%         2,931           48.7%
     Aftermarket sales............         626            15.2%           959           15.9%
                                   --------------   -------------  --------------  --------------
        Total sales...............     $ 4,123           100.0%       $ 6,019          100.0%
                                   ==============   =============  ==============  ==============

     For the six months ended June 30, 2008 and 2007:

                                           June 30, 2008                   June 30, 2007
                                   ------------------------------  ------------------------------
                                                     % of Total                      % of Total
                                        Sales           Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     LO-TOW(R)  sales.............     $ 4,230            46.1%       $ 3,407           35.4%

     CARTRAC(R) sales.............           -             -               54             .5%
     DISPEN-SI-MATIC(R),
        SINTHESIS(R), and related
        order fulfillment sales...       3,489            38.1%         4,427           46.0%
     Other sales..................           -             -               34             .4%
     Aftermarket sales............       1,449            15.8%         1,704           17.7%
                                   --------------   -------------  --------------  --------------
        Total sales...............     $ 9,168           100.0%       $ 9,626          100.0%
                                   ==============   =============  ==============  ==============

     All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States.

     The Company engages in sales with the U.S. government. Sales to the U.S. government during the three months ended June 30, 2008 and 2007 were $45,000 and $67,000, respectively. Sales to the U.S. government during the six months ended June 30, 2008 and 2007 were $69,000 and $194,000, respectively.

     The Company's backlog of orders at June 30, 2008 and June 30, 2007 was $5,259,000 and $10,730,000, respectively.

     The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Since the Company recognizes sales on a percentage of completion basis for its systems contracts, fluctuations in the Company's sales and earnings occur with increases or decreases in major installations. The Company expects to fill, within the next twelve months, all of the June 30, 2008 backlog of orders indicated above.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007


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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007


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

     In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not anticipate a material impact on its financial statements from the adoption of SFAS No. 162.


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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007


(6)  Sale-Leaseback (Continued)
     --------------

     during the first quarter of 2008. During the three months ended June 30, 2008 and 2007, $0 and $42,000, respectively, of the deferred gain was recognized. During the six months ended June 30, 2008 and 2007, $28,000 and $83,000, respectively, of the deferred gain was recognized.

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


(7)  Line of Credit
     --------------

     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. As of June 30, 2008, the Company did not have any borrowings under the line of credit facility; however, the leasing agreement associated with the Company's principal office is secured with a $200,000 letter of credit. Therefore, as of June 30, 2008, the amount of available line of credit was $4,800,000.

     The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivables and inventory. The Company was in compliance with all covenants as of June 30, 2008. The line of credit facility expires effective September 30, 2008. The Company expects to renew the line of credit facility under similar terms and conditions during 2008.


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

     During the three months ended June 30, 2008, the Company repurchased 55,348 shares of common stock at a weighted average cost, including brokerage commissions, of $5.31 per share. During the six months ended June 30, 2008, the Company repurchased 98,948 shares of common stock at a weighted average cost, including brokerage commissions, of $5.47 per share. Cash expenditures for the stock repurchases during the three and six months ended June 30, 2008 were $293,763 and $540,787, respectively. From the inception of the Company's stock repurchase program on August 12, 2004 through June 30, 2008, the Company

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007


(8)  Stock Repurchase Program (Continued)
     ------------------------

     repurchased 1,736,666 shares of common stock at a weighted average cost, including brokerage commissions, of $8.44 per share. Cash expenditures for the stock repurchases since the inception of the program were $14,656,930. As of June 30, 2008, $2,343,070 remained available for repurchases under the stock repurchase program.

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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007


(10) Stock-Based Compensation (Continued)
     ------------------------

     The expense associated with stock-based compensation arrangements is a non-cash charge. In the Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income (loss) to net cash provided (used) by operating activities.

     SFAS No. 123R requires that cash flows resulting from excess tax benefits be classified as financing cash flows. For the three and six months ended June 30, 2008 and for the year ended December 31, 2007, no excess tax benefits were generated.

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

     Under the Company's ECP, officers, directors, and employees have been granted options to purchase shares of common stock at the market price at the date of grant. Options vest in four equal annual installments beginning on the first anniversary of the date of grant; thus, at the end of four years, the options are fully exercisable. Vested stock option awards may be exercised through payment of cash, exchange of mature shares, or through a broker. As of June 30, 2008, 7,500 options are outstanding under the plan, and all options have a term of seven years.

     Stock-based compensation expense recognized during the three months ended June 30, 2008 and 2007 for stock-based compensation programs was $6,000 and $6,000, respectively. Stock-based compensation expense recognized during the three months ended June 30, 2008 and 2007 consisted of expensing $1,000 and $1,000, respectively, for employee stock options, and $5,000 and $5,000, respectively, for nonvested stock.

     Stock-based compensation expense recognized during the six months ended June 30, 2008 and 2007 for stock-based compensation programs was $12,000 and $3,000, respectively. Stock-based compensation expense recognized during the six months ended June 30, 2008 and 2007 consisted of expensing $3,000 and $3,000, respectively, for employee stock options, and $9,000 and $0 respectively, for nonvested stock.

     All of the stock-based compensation expense (income) recognized was a component of selling, general and administrative expenses. Income was recognized during the three months ended March 31, 2007 as a result of the forfeiture of 5,000 shares of nonvested stock due to the resignation of Mr. Hoffner from the Company effective March 1, 2007.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007


(10) Stock-Based Compensation (Continued)
     ------------------------

     Stock Options
     There were no stock options exercised, forfeited, or granted during the three and six months ended June 30, 2008, and no further grants are available under the plan.

     The total compensation expense of $23,000 is expected to be recognized on the straight-line basis over the stated vesting period consistent with the terms of the arrangement. As of June 30, 2008, there is unrecognized compensation cost of $8,000 on the stock option awards which will be recognized over the next 1.7 years.

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

     The total compensation cost of $75,000 is expected to be recognized on the straight-line basis over the four-year vesting period consistent with the terms of the arrangement. As of June 30, 2008, there is unrecognized compensation cost of $31,000 on the nonvested stock awards which will be recognized over the next 1.7 years.


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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007


(11) Income Taxes (Continued)
     ------------

     The Company recognized an income tax benefit of $103,000 during the three months ended June 30, 2008 compared to income tax expense of $30,000 during the three months ended June 30, 2007. The income tax benefit for the three months ended June 30, 2008 was higher than statutory federal and state tax rates primarily due to an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2008 and a change in unrecognized tax benefits. Income tax expense for the three months ended June 30, 2007 was higher than statutory federal and state tax rates primarily due to tax-exempt interest, a change in unrecognized tax benefits, and an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2007.

     The Company recognized an income tax benefit of $26,000 during the six months ended June 30, 2008 compared to an income tax benefit of $98,000 during the six months ended June 30, 2007. The income tax benefit for the six months ended June 30, 2008 was higher than statutory federal and state tax rates primarily due to a change in unrecognized tax benefits and an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2008. The income tax benefit for the six months ended June 30, 2007 was lower than statutory federal and state tax rates primarily due to the effect of tax-exempt interest on certain investments on the annualized effective rate.

     During the three months ended June 30, 2008, the Company reduced the amount of accrued interest related to unrecognized tax benefits by $2,000 due to the expiration of statutes of limitations. During the six months ended June 30, 2008, the Company accrued additional interest related to unrecognized tax benefits of $1,000.

     During the three and six months ended June 30, 2008, the Company decreased the total unrecognized tax benefits by $11,000 due to the expiration of statutes of limitations.

     The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. The Company has operations in approximately 30 state and foreign taxing jurisdictions. The Company has substantially concluded state income tax matters for years through 2002.


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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended June 30, 2008, and the cautionary statements and consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports.

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

                         ------------------------------

Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------

     Capacity Utilization, as documented in the Federal Reserve Statistical Release(1), is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises and falls, the Company may see a corresponding change in the rate of new orders, and therefore, a corresponding change in the backlog of orders and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog of orders is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog of orders, orders, sales, and Capacity Utilization for the six months ended June 30, 2008, and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003:



                                              Six Months
                                                Ended                    Year Ended December 31,
                                               June 30,      -----------------------------------------------
(Dollars in Thousands)                           2008           2007     2006     2005      2004     2003
                                           ------------------ -----------------------------------------------
Backlog of orders - Beginning............      $  7,934          5,932    6,918    5,514     4,052    4,834
   Add: orders...........................         6,493         23,450   16,802   18,080    13,164   11,301
   Less: sales...........................         9,168         21,448   17,788   16,676    11,702   12,083
                                          ------------------ ------------------------------------------------
Backlog of orders - Ending...............      $  5,259          7,934    5,932    6,918     5,514    4,052
                                          ================== ================================================

Capacity Utilization(1)..................         80.2%          81.0%    80.9%    80.2%     78.0%    76.0%

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Key Performance Metrics Relevant to the Company (Continued)
-----------------------------------------------

     Current Ratio
     -------------

     Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio as of June 30, 2008 and as of December 31, 2007, 2006, 2005, 2004, and 2003:


                                                                               As of December 31,
                                   As of June 30,       ---------------------------------------------------------------
(Dollars in Thousands)                  2008               2007         2006          2005         2004         2003
                              ------------------------  ----------   ----------   -----------   ----------   ----------
Current assets...............        $ 14,893              17,842       16,370       22,134        14,249       14,720
                              ------------------------  ----------   ----------   -----------   ----------   ----------
Current liabilities..........        $  3,364               5,802        4,296        5,337         7,355        9,583

Current ratio................            4.43                3.08         3.81         4.15          1.94         1.54

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

     Revenue Recognition on Systems Sales
     ------------------------------------

     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of June 30, 2008, there are no contracts that are anticipated to result in a loss.

     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company had cost overruns which resulted in a reduction in profits on one contract during the six months ended June 30, 2008.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


     Accrued Product Warranties
     --------------------------

     The Company's products are warranted against defects in materials and workmanship for varying periods of time depending on customer requirements and the type of system sold, with a typical warranty period of one year. The Company provides an accrual for estimated future warranty costs and potential product liability claims based upon a percentage of cost of sales, typically two percent of the cost of the system being sold. A detailed review of products still in the warranty period. Historically, the level of warranty reserve has been appropriate based on management's assessment of estimated future warranty claims. However, if unanticipated warranty issues arise in the future, there could be a significant impact on the recorded warranty reserve. The warranty reserve as of June 30, 2008 and December 31, 2007 was $431,000 and $234,000, respectively.

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


(a) Results of Operations - Six Months Ended June 30, 2008 Compared to the Six
    --------------------------------------------------------------------------
    Months Ended June 30, 2007
    --------------------------

Earnings Summary
----------------

     The Company had a net loss of $3,000 (or $0.00 basic loss per share) for the six months ended June 30, 2008, compared to a net loss of $257,000 (or $0.09 basic loss per share) for the six months ended June 30, 2007. The decrease in the net loss was primarily due to:
     o an increase during the first half of 2008 in gross profit of $86,000, as described below; and
     o a decrease in selling, general and administrative expenses of $311,000 as described below.

     Partially offsetting the above decrease in the net loss was:
     o   an increase in product development costs of $38,000 as described below;
     o a decrease of $15,000 in interest income attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities and the reduced level of interest rates earned on funds available for investment;
     o a decrease of $18,000 in other income, net attributable to a decrease in royalty income from a license agreement related to material handling equipment sales; and
     o   a decrease in the income tax benefit of $72,000 as described below.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                  2008               2007
                                                            -----------------  ------------------
Net sales..............................................        $  9,168,000         9,626,000
Cost of sales..........................................           6,677,000         7,221,000
                                                            -----------------  ------------------
Gross profit on sales..................................        $  2,491,000         2,405,000
                                                            =================  ==================

Gross profit as a percentage of sales..................               27.2%             25.0%
                                                            =================  ==================

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Net Sales and Gross Profit on Sales (Continued)
-----------------------------------

     The decrease in sales was associated with a smaller amount of orders received during 2008 when compared to the amount of orders received during 2007.

     Gross profit, as a percentage of sales, for the six months ended June 30, 2008, when compared to the six months ended June 30, 2007, was favorably impacted by 5.6% due to product mix, and unfavorably impacted by 3.4% due to the reduced absorption of overhead costs.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses of $2,629,000 were lower by $311,000 for the six months ended June 30, 2008 than for the six months ended June 30, 2007. The favorable variance in selling, general and administrative expenses was primarily attributable to a decrease of $279,000 of expenditures relating to sales efforts in response to quoting and sales activities, and a decrease of $101,000 in professional fees and consulting expenses. Partially offsetting the aforementioned favorable variance was an increase of $73,000 in marketing expenses primarily associated with product promotion.

Product Development Costs
-------------------------

     Product development costs, including patent expense, of $106,000 were higher by $38,000 for the six months ended June 30, 2008 than for the six months ended June 30, 2007. Development programs in the six months ended June 30, 2008 and 2007 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts during the six months ended June 30, 2008 and 2007 included voice-directed replenishment and DISPEN-SI-MATIC(R) software enhancements aimed at promoting workplace efficiencies for the Company's customers.

Interest Income
---------------

     Interest income of $214,000 was lower by $15,000 for the six months ended June 30, 2008 than for the six months ended June 30, 2007. The decrease in interest income was attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities and the reduced level of interest rates earned on funds available for investment.

Other Income, Net
-----------------

     The unfavorable variance of $18,000 in other income, net for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily attributable to a decrease in royalty income from a license agreement related to material handling equipment sales. Effective February 1, 2007, the license agreement became royalty-free. Therefore, the Company no longer receives royalty income from the license agreement.

Income Tax Expense (Benefit)
---------------------------

     The Company recognized an income tax benefit of $26,000 during the six months ended June 30, 2008 compared to an income tax benefit of $98,000 during the six months ended June 30, 2007. The income tax benefit for the six months ended June 30, 2008 was higher than statutory federal and state tax rates primarily due to a change in unrecognized tax benefits and an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2008. The income tax benefit for the six months ended June 30, 2007 was lower than statutory federal and state tax rates primarily due to the effect of tax-exempt interest on certain investments on the annualized effective rate.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(b) Results of Operations - Three Months Ended June 30, 2008 Compared to the
    ------------------------------------------------------------------------
    Three Months Ended June 30, 2007
    --------------------------------

Earnings Summary
----------------

     The Company had a net loss of $109,000 (or $0.04 basic loss per share) for the three months ended June 30, 2008, compared to net income of $11,000 (or $0.00 basic earnings per share) for the three months ended June 30, 2007. The decrease in net income was primarily due to:
     o a decrease during the second quarter of 2008 in sales and gross profit of $1,896,000, and $510,000, respectively, as described below; and
     o a decrease of $24,000 in interest income attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities and the reduced level of interest rates earned on funds available for investment.

     Partially offsetting the above decrease in net income was:
     o a decrease in selling, general and administrative expenses of $276,000 as described below; and
     o   an increase in the income tax benefit of $133,000 as described below.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                  2008               2007
                                                            -----------------  ------------------
Net sales..............................................        $  4,123,000         6,019,000
Cost of sales..........................................           3,158,000         4,544,000
                                                            -----------------  ------------------
Gross profit on sales..................................        $    965,000         1,475,000
                                                            =================  ==================

Gross profit as a percentage of sales..................               23.4%             24.5%
                                                            =================  ==================

     The decrease in sales was associated with a smaller amount of orders received during 2008 when compared to the amount of orders received during 2007.

     Gross profit, as a percentage of sales, for the three months ended June 30, 2008, when compared to the three months ended June 30, 2007, was favorably impacted by 6.2% due to product mix, and unfavorably impacted by 7.3% due to the reduced absorption of overhead costs.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses of $1,260,000 were lower by $276,000 for the three months ended June 30, 2008 than for the three months ended June 30, 2007. The favorable variance in selling, general and administrative expenses was primarily attributable to a decrease of $170,000 of expenditures relating to sales efforts in response to quoting and sales activities, and a decrease of $144,000 in professional fees and consulting expenses. Partially offsetting the aforementioned favorable variance was an increase of $47,000 in marketing expenses primarily associated with product promotion.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------

(b) Results of Operations - Three Months Ended June 30, 2008 Compared to the
    ------------------------------------------------------------------------
    Three Months Ended June 30, 2007 (Continued)
    --------------------------------

Product Development Costs
-------------------------

     Product development costs, including patent expense, of $11,000 were lower by $7,000 for the three months ended June 30, 2008 than for the three months ended June 30, 2007. Development programs in the three months ended June 30, 2008 and 2007 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts during the three months ended June 30, 2008 and 2007 included voice-directed replenishment and DISPEN-SI-MATIC(R) software enhancements aimed at promoting workplace efficiencies for the Company's customers.

Interest Income
---------------

     Interest income of $93,000 was lower by $24,000 for the three months ended June 30, 2008 than for the three months ended June 30, 2007. The decrease in interest income was attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities and the reduced level of interest rates earned on funds available for investment.

Income Tax Expense (Benefit)
---------------------------

        The Company recognized an income tax benefit of $103,000 during the three months ended June 30, 2008 compared to income tax expense of $30,000 during the three months ended June 30, 2007. The income tax benefit for the three months ended June 30, 2008 was higher than statutory federal and state tax rates primarily due to an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2008 and a change in unrecognized tax benefits. Income tax expense for the three months ended June 30, 2007 was higher than statutory federal and state tax rates primarily due to tax-exempt interest, a change in unrecognized tax benefits, and an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2007.

                         ------------------------------

Liquidity and Capital Resources
-------------------------------

     The Company's cash and cash equivalents and short-term investments at June 30, 2008 were $11,070,000, representing 72.3% of total assets, compared to $12,304,000, or 67.2% of total assets, at December 31, 2007. The decrease was primarily due to the repurchase and retirement of common stock totaling $541,000, purchases of capital equipment totaling $100,000, and cash used by operating activities totaling $593,000.

     Cash used by operating activities totaling $593,000 during the six months ended June 30, 2008 was primarily due to the following factors:
     o a decrease in customers' deposits and billings in excess of costs and estimated earnings in the amount of $2,272,000 in accordance with contractual requirements; and
     o an increase in prepaid expenses and other current assets in the amount of $193,000 primarily associated with payment of insurance premiums for the current year.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------

     Partially offset by the following factors:
     o a decrease in receivables in the amount of $1,067,000 in accordance with contractual requirements; and
     o a decrease in costs and estimated earnings in excess of billings in the amount of $828,000 in accordance with contractual requirements.

     The Company's cash and cash equivalents and short-term investments at June 30, 2007 were $11,551,000, representing 62.4% of total assets, compared to $12,072,000, or 72.1% of total assets, at December 31, 2006. The decrease was primarily due to the repurchase and retirement of common stock totaling $567,000, and purchases of capital equipment totaling $43,000, partially offset by cash provided by operating activities totaling $89,000.

     Cash provided by operating activities totaling $89,000 during the six months ended June 30, 2007 was primarily due to:
     o an increase in accounts payable in the amount of $1,840,000 associated with the purchases of goods and services rendered in accordance with job completion requirements; and
     o an increase in customers' deposits and billing in excess of costs and estimated earnings in the amount of $892,000 in accordance with contractual requirements.

     Partially offset by the following factors:
      o an increase in costs and estimated earnings in excess of billings in the amount of $1,843,000 in accordance with contractual requirements;
      o   a net loss in the amount of $257,000 for the first half of 2007;
      o an increase in prepaid expenses and other current assets in the amount of $192,000 primarily associated with payment of insurance premiums for the current year; and
      o an increase in inventories in the amount of $327,000 relating to the purchase of safety stock and long-lead time items.

     The Company repurchased $541,000 of its common stock during the six months ended June 30, 2008 compared with $567,000 of stock repurchases during the six months ended June 30, 2007. The Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $15,000,000 of the Company's common stock to up to $17,000,000. As of June 30, 2008, the Company has $2,343,070 authorized by the Board of Directors to use for future stock repurchases.

     The Company has a line of credit facility which may not exceed $5,000,000 and is to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.4%. As of June 30, 2008, the Company did not have any borrowings under the line of credit facility; however, the leasing agreement associated with the Company's principal office is secured with a $200,000 letter of credit. Therefore, as of June 30, 2008, the amount of available line of credit was $4,800,000.

     The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivables and inventory. The Company was in compliance with all covenants as of June 30, 2008. The line of credit facility expires effective September 30, 2008. The Company expects to renew the line of credit facility under similar terms and conditions during 2008.

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

     Future contractual obligations and commercial commitments at June 30, 2008 as noted above are as follows:

                                                                             Payments Due by Period
                                                  ----------------------------------------------------------------------------------
                                   Total               2008           2009          2010         2011       2012         After 2012
                            -------------------   -------------   ------------  ------------ ----------- ------------  -------------
Contractual
obligations:
  Operating leases......        $  1,008,000          108,000         216,000       216,000     216,000      216,000        36,000
                            ===================   ==============   ============  ============ =========== ============  ============


                                                                  Amount of Commitment Expiration Per Period
                                Total Amounts     ----------------------------------------------------------------------------------
                                  Committed            2008           2009          2010         2011        2012        After 2012
                            -------------------   --------------   ------------  ------------ ----------- ------------  ------------

Other commercial
commitments:
  Letters of credit.....        $    200,000                -         200,000             -           -            -            -
                            ===================   ==============   ============  ============ =========== ============  ============

     As of June 30, 2008, the Company has unrecognized tax benefits of $244,000. The timing of cash settlement cannot be reasonably estimated.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Off-Balance Sheet Arrangements
------------------------------

     As of June 30, 2008, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), obligations (including contingent obligations) under a contract that would be accounted for as a derivative instrument, or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

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

     In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not anticipate a material impact on its financial statements from the adoption of SFAS No. 162.


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


Item 4.       Controls and Procedures
-------       -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2008. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)  Change in Internal Control Over Financial Reporting

          There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company's fiscal quarter ended June 30, 2008 that has materially affected, or that is reasonably likely to materially affect the Company's internal control over financial reporting.

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


Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
-------       -----------------------------------------------------------

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended June 30, 2008:

--------------------------------------------------------------------------------------------------------------------
                                       Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------------------------------------------
                                          Average           Total Number       Approximate         Approximate
                                         Price Paid          of Shares         Dollar Value       Dollar Value
                          Total          Per Share          Repurchased         of Shares           of Shares
                          Number         (Including         as Part of a        Purchased         That May Yet
       Fiscal           of Shares        Brokerage       Publicly Announced     Under the         Be Purchased
       Period          Repurchased      Commissions)          Program            Program        Under the Program
--------------------------------------------------------------------------------------------------------------------
4/01/08 - 4/30/08          49,019         $  5.31              49,019           $ 260,133         $ 2,376,700
5/01/08 - 5/31/08           6,329         $  5.31               6,329           $  33,630         $ 2,343,070
6/01/08 - 6/30/08               -         $    -                    -           $       -         $ 2,343,070
                     ------------------------------------------------------------------------
                           55,348         $  5.31              55,348           $ 293,763
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

     During the three months ended June 30, 2008, the Company repurchased 55,348 shares of common stock at a weighted average cost, including brokerage commissions, of $5.31 per share. During the six months ended June 30, 2008, the Company repurchased 98,948 shares of common stock at a weighted average cost, including brokerage commissions, of $5.47 per share. Cash expenditures for the stock repurchases during the three and six months ended June 30, 2008 were $293,763 and $540,787, respectively. From the inception of the Company's stock repurchase program on August 12, 2004 through June 30, 2008, the Company repurchased 1,736,666 shares of common stock at a weighted average cost, including brokerage commissions, of $8.44 per share. Cash expenditures for the stock repurchases since the inception of the program were $14,656,930. As of June 30, 2008, $2,343,070 remained available for repurchases under the stock repurchase program.

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

                            PARAGON TECHNOLOGIES, INC.



                            /s/ Leonard S. Yurkovic
                            ----------------------------------------------------
                            Leonard S. Yurkovic
                            Acting CEO



                            /s/ Ronald J. Semanick
                            ----------------------------------------------------
                            Ronald J. Semanick
                            Chief Financial Officer





Dated:       /s/ August 13, 2008
           -----------------------

                                  EXHIBIT INDEX
                                  -------------


     Exhibit No.      Description
     ----------       -----------

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