Form 10-Q
period 2008-09-30
PARAGON TECHNOLOGIES INC
filed 2008-11-13
CIK 90045

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


                For the quarterly period ended September 30, 2008


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

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
 Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |_|
                          Smaller Reporting Company |X|

Indicate by checkmark whether the Registrant is a shell company (as defined in
 Rule 12b-2 of the Exchange Act).                              Yes |_|    No |X|

The number of shares of the Registrant's Common Stock, $1.00 par value, outstanding as of November 11, 2008 was 1,979,170.

                       [PARAGON TECHNOLOGIES, INC. LOGO]






                           Paragon Technologies, Inc.
                                TABLE OF CONTENTS

                                                                                             Page
                                                                                            Number
                                                                                          -----------

PART I -- FINANCIAL INFORMATION

     Item 1.      Financial Statements:
                     Balance Sheets (Unaudited).........................................         1
                     Statements of Operations (Unaudited)...............................         3
                     Statements of Cash Flows (Unaudited)...............................         4
                     Notes to Financial Statements (Unaudited)..........................         6

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................        17

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk............        28

     Item 4.      Controls and Procedures...............................................        28



PART II -- OTHER INFORMATION

     Item 1.      Legal Proceedings.....................................................        29

     Item 1A.     Risk Factors..........................................................        29

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds...........        29

     Item 3.      Defaults Upon Senior Securities.......................................        30

     Item 4.      Submission of Matters to a Vote of Security Holders...................        30

     Item 5.      Other Information.....................................................        30

     Item 6.      Exhibits..............................................................        31



SIGNATURES..............................................................................        32



EXHIBIT INDEX...........................................................................        33

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.       Financial Statements
-------       --------------------
Paragon Technologies, Inc.
Balance Sheets (Unaudited)
September 30, 2008 and December 31, 2007
     (In Thousands, Except Share Data)


                                                               September 30,          December 31,
                                                                   2008                   2007
                                                            -------------------    ------------------

Assets
------
Current assets:
   Cash and cash equivalents.......................             $   8,854                 12,104
   Short-term investments..........................                     -                    200
                                                            -------------------    ------------------
       Total cash and cash equivalents and
         short-term investments....................                 8,854                 12,304
                                                            -------------------    ------------------

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $100 as of September 30,
       2008 and $0 as of December 31, 2007)........                 1,721                  2,640
     Notes and other receivables...................                   347                    310
                                                            -------------------    ------------------
       Total receivables...........................                 2,068                  2,950
                                                            -------------------    ------------------

   Costs and estimated earnings in excess
     of billings...................................                   612                  1,353

   Inventories:
     Raw materials.................................                   222                    160
     Work-in-process...............................                    22                    224
     Finished goods................................                   549                    475
                                                            -------------------    ------------------
       Total inventories...........................                   793                    859
                                                            -------------------    ------------------

   Deferred income tax benefits....................                     -                    263
   Prepaid expenses and other current assets.......                   188                    113
                                                            -------------------    ------------------
       Total current assets........................                12,515                 17,842
                                                            -------------------    ------------------

Machinery and equipment, at cost:
   Machinery and equipment.........................                 1,384                  1,313
   Less:  accumulated depreciation.................                 1,062                  1,000
                                                             -------------------    ------------------
     Net machinery and equipment...................                   322                    313
                                                            -------------------    ------------------

Deferred income tax benefits.......................                     -                    161
                                                            -------------------    ------------------
   Total assets....................................             $  12,837                 18,316
                                                            ===================    ==================


                 See accompanying notes to financial statements.



                                                                     (Continued)

-------       --------------------
Paragon Technologies, Inc.
Balance Sheets (Unaudited) (Continued)
September 30, 2008 and December 31, 2007
     (In Thousands, Except Share Data)


                                                            September 30,         December 31,
                                                                2008                  2007
                                                        ---------------------  -------------------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable..................................        $    1,189                1,726
   Customers' deposits and billings in excess
     of costs and estimated earnings ................             1,089                3,063
   Accrued salaries, wages, and commissions..........               297                  173
   Accrued product warranties........................               447                  234
   Deferred gain on sale-leaseback...................                 -                   28
   Unearned support contract revenue.................               246                  254
   Accrued other liabilities.........................               325                  324
                                                        ---------------------  -------------------
       Total current liabilities.....................             3,593                5,802
                                                        ---------------------  -------------------

Long-term liabilities:
   Income taxes payable..............................               242                  261
                                                        ---------------------  -------------------
       Total long-term liabilities...................               242                  261
                                                        ---------------------  -------------------

Commitments and contingencies (See Note 13)

   Stockholders' equity:
     Common stock, $1 par value; authorized
       20,000,000 shares; issued and
       outstanding 2,256,811 shares as
       of September 30, 2008 and 2,769,192
       shares as of December 31, 2007................             2,257                2,769
     Additional paid-in capital......................             4,522                5,537
     Retained earnings...............................             2,223                3,947
                                                        ---------------------  -------------------
       Total stockholders' equity....................             9,002               12,253
                                                        ---------------------  -------------------

       Total liabilities and stockholders' equity....        $   12,837               18,316
                                                        =====================  ===================


                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007
     (In Thousands, Except Share and Per Share Data)


                                          Three Months Ended                  Nine Months Ended
                                 ----------------------------------    ----------------------------------
                                   September 30,     September 30,      September 30,      September 30,
                                       2008              2007               2008               2007
                                 ---------------    ---------------    ---------------    ---------------
Net sales...................     $       3,715             7,298             12,883             16,924
Cost of sales...............             2,540             5,559              9,217             12,780
                                 ---------------    ---------------    ---------------    ---------------
Gross profit on sales.......             1,175             1,739              3,666              4,144
                                 ---------------    ---------------    ---------------    ---------------

Selling, general and
   administrative
   expenses.................             1,363             1,382              3,992              4,322
Product development
   costs....................                 3                27                109                 95
Interest expense............                 -                 1                  -                  1
Interest income.............               (75)             (108)              (289)              (337)
Other expense (income),
   net......................                 1                (2)                 -                (21)
                                 ---------------    ---------------    ---------------    ---------------
                                         1,292             1,300              3,812              4,060
                                 ---------------    ---------------    ---------------    ---------------

Income (loss) before
   income taxes.............              (117)              439               (146)                84
Income tax expense
   (benefit)................               484              (217)               458               (315)
                                 ---------------    ---------------    ---------------    ---------------
Net income (loss)...........       $      (601)              656               (604)               399
                                 ===============    ===============    ===============    ===============

Basic and diluted
   earnings (loss)
   per share................       $      (.24)              .24               (.23)               .14
                                 ===============    ===============    ===============    ===============

Weighted average
   basic and diluted
   shares outstanding.......         2,516,012         2,769,192          2,638,643          2,798,772
                                 ===============    ===============    ===============    ===============

                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Statements of Cash Flows (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007
     (In Thousands)


                                                                     Nine Months Ended
                                                          ----------------------------------------
                                                             September 30,         September 30,
                                                                 2008                  2007
                                                          -------------------    -----------------
Cash flows from operating activities:
   Net income (loss)...................................       $    (604)                399

   Adjustments to reconcile net income (loss)
     to net cash used by operating activities:
       Depreciation of machinery and equipment.........              94                  82
       Deferred income tax expense.....................             424                  36
       Provision for doubtful accounts.................             100                   -
       Amortization of deferred gain on sale-
         leaseback.....................................             (28)               (124)
       Stock-based compensation........................              18                   8
       Change in operating assets and liabilities:
           Receivables.................................             782              (1,568)
           Costs and estimated earnings in
              excess of billings.......................             741              (1,147)
           Inventories.................................              66                (210)
           Prepaid expenses and other
              current assets...........................             (75)                (72)
           Other assets................................               -                   4
           Accounts payable............................            (537)              2,337
           Customers' deposits and billings
              in excess of costs and estimated
              earnings.................................          (1,974)               (402)
           Accrued salaries, wages, and
              commissions..............................             124                  98
           Income taxes payable........................             (19)               (314)
           Accrued product warranties..................             213                  48
           Unearned support contract revenue...........              (8)                (50)
           Accrued other liabilities...................               1                 (72)
                                                          -------------------    -----------------
   Net cash used by operating activities...............            (682)               (947)
                                                          -------------------    -----------------

Cash flows from investing activities:
   Proceeds from sales of short-term
     investments.......................................             200               3,345
   Purchases of short-term investments.................               -                (500)
   Purchases of machinery and equipment................            (103)               (107)
                                                          -------------------    -----------------
   Net cash provided by investing activities...........              97               2,738
                                                          -------------------    -----------------

                 See accompanying notes to financial statements.


                                                                     (Continued)

-------       --------------------
Paragon Technologies, Inc.
Statements of Cash Flows (Unaudited) (Continued)
For the Three and Nine Months Ended September 30, 2008 and 2007
     (In Thousands)


                                                                     Nine Months Ended
                                                          ----------------------------------------
                                                             September 30,         September 30,
                                                                 2008                  2007
                                                          -------------------    -----------------
Cash flows from financing activities:
   Repurchase and retirement of
     common stock......................................          (2,665)               (567)
                                                          -------------------  -------------------
       Net cash used by
         financing activities..........................          (2,665)               (567)
                                                          -------------------  -------------------

   Increase (decrease) in cash and cash
     equivalents.......................................          (3,250)              1,224
   Cash and cash equivalents,
     beginning of period...............................          12,104               2,447
                                                          -------------------  -------------------
   Cash and cash equivalents,
     end of period.....................................       $   8,854               3,671
                                                           ===================  ===================

   Supplemental disclosures of cash flow
   information:
     Cash paid (received) during
       the period for:
         Interest expense..............................       $       -                   1
                                                           ===================  ===================
         Income taxes..................................       $     123                 (36)
                                                          ===================  ===================


                 See accompanying notes to financial statements.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007


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


(2)  Short-Term Investments
     ----------------------

     The Company's short-term investments are comprised of debt securities, all classified as available for sale, that are carried at cost, which approximates fair value of the investments at period end. These debt securities include state and municipal bonds. The short-term investments are on deposit with a major financial institution and are supported by letters of credit. Short-term investments as of September 30, 2008 and December 31, 2007 were $0 and $200,000, respectively.


(3)  Allowance for Doubtful Accounts
     -------------------------------

     The Company provides an allowance for doubtful accounts determined by a specific identification of individual accounts. The Company writes off receivables upon determination that no further collections are probable. The allowance for doubtful accounts as of September 30, 2008 and December 31, 2007 was $100,000 and $0, respectively.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007


(4)  Accrued Product Warranties
     --------------------------

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

     A roll-forward of warranty activities is as follows (in thousands):

                            Beginning Balance    Additions Charged to                   Ending Balance
                                January 1         Costs and Expenses      Deductions     September 30
                            -----------------    ---------------------    ----------    ---------------
2008...................          $ 234                   287                  (74)            447
2007...................          $ 192                   127                  (79)            240



(5)  Business Operations
     -------------------

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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007


(5)  Business Operations (Continued)
     -------------------

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

                         ------------------------------

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales during the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

     For the three months ended September 30, 2008 and 2007:

                                         September 30, 2008              September 30, 2007
                                   ------------------------------  ------------------------------
                                                     % of Total                     % of Total
                                       Sales            Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $  2,732            73.5%          6,352           87.0%
     Aftermarket sales.............        983            26.5%            946           13.0%
                                   --------------   -------------  --------------  --------------
        Total sales................   $  3,715           100.0%          7,298          100.0%
                                   ==============   =============  ==============  ==============

     For the nine months ended September 30, 2008 and 2007:

                                         September 30, 2008              September 30, 2007
                                   ------------------------------  ------------------------------
                                                     % of Total                     % of Total
                                       Sales            Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Systems sales.................   $ 10,451            81.1%         14,275           84.3%
     Aftermarket sales.............      2,432            18.9%          2,649           15.7%
                                   --------------   -------------  --------------  --------------
        Total sales................   $ 12,883           100.0%         16,924          100.0%
                                   ==============   =============  ==============  ==============

     The Company's products are sold worldwide through its own sales personnel. Domestic and international sales during the three and nine months ended September 30, 2008 and 2007 are as follows: (in thousands):

     For the three months ended September 30, 2008 and 2007:

                                         September 30, 2008              September 30, 2007
                                   ------------------------------  ------------------------------
                                                     % of Total                     % of Total
                                       Sales            Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  3,048            82.0%          4,793           65.7%
     International sales...........        667            18.0%          2,505           34.3%
                                   --------------   -------------  --------------  --------------
        Total sales................   $  3,715           100.0%          7,298          100.0%
                                   ==============   =============  ==============  ==============

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007


(5) Business Operations (Continued)
    -------------------

     For the nine months ended September 30, 2008 and 2007:

                                         September 30, 2008              September 30, 2007
                                   ------------------------------  ------------------------------
                                                     % of Total                     % of Total
                                       Sales            Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     Domestic sales................   $  9,703            75.3%         12,111           71.6%
     International sales...........      3,180            24.7%          4,813           28.4%
                                   --------------   -------------  --------------  --------------
        Total sales................   $ 12,883           100.0%         16,924          100.0%
                                   ==============   =============  ==============  ==============

     Sales from external customers for each of the Company's products during the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

     For the three months ended September 30, 2008 and 2007:

                                         September 30, 2008              September 30, 2007
                                   ------------------------------  ------------------------------
                                                     % of Total                     % of Total
                                       Sales            Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     LO-TOW(R)  sales..............   $  2,005            54.0%          2,287           31.3%
     CARTRAC(R) sales..............          -             -                64             .9%
     DISPEN-SI-MATIC(R),
        SINTHESIS(R), and related
        order fulfillment sales....        727            19.6%          4,001           54.8%
     Aftermarket sales.............        983            26.4%            946           13.0%
                                   --------------   -------------  --------------  --------------
        Total sales................   $  3,715           100.0%          7,298          100.0%
                                   ==============   =============  ==============  ==============

     For the nine months ended September 30, 2008 and 2007:

                                         September 30, 2008              September 30, 2007
                                   ------------------------------  ------------------------------
                                                     % of Total                     % of Total
                                       Sales            Sales          Sales           Sales
                                   --------------   -------------  --------------  --------------
     LO-TOW(R)  sales..............   $  6,235            48.4%          5,693           33.6%
     CARTRAC(R) sales..............          -               -             119             .7%
     DISPEN-SI-MATIC(R),
        SINTHESIS(R), and related
         order fulfillment sales...      4,216            32.7%          8,428           49.8%
     Other sales...................          -             -                35             .2%
     Aftermarket sales.............      2,432            18.9%          2,649           15.7%
                                   --------------   -------------  --------------  --------------
        Total sales................   $ 12,883           100.0%         16,924          100.0%
                                   ==============   =============  ==============  ==============

     All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States.

     The Company engages in sales with the U.S. government. Sales to the U.S. government during the three months ended September 30, 2008 and 2007 were $67,515 and $62,759, respectively. Sales to the U.S. government during the nine months ended September 30, 2008 and 2007 were $136,712 and $256,734, respectively.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007


(5)  Business Operations (Continued)
     -------------------

     The Company's backlog of orders at September 30, 2008 and September 30, 2007 was $3,298,000 and $7,172,000, respectively.

     The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Since the Company recognizes sales on a percentage of completion basis for its systems contracts, fluctuations in the Company's sales and earnings occur with increases or decreases in major installations. The Company expects to fill, within the next twelve months, all of the September 30, 2008 backlog of orders indicated above.


(6)  Recently Issued Accounting Pronouncements
     -----------------------------------------

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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007


(6)  Recently Issued Accounting Pronouncements (Continued)
     -----------------------------------------

     In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R), Business Combinations ("SFAS No. 141R"). SFAS No. 141R replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 141R will have on the Company's financial statements.

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

     In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not anticipate a material impact on its financial statements from the adoption of SFAS No. 162.


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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007


(7)  Sale-Leaseback (Continued)
     --------------

     In accordance with SFAS No. 13 and SFAS No. 28, the leaseback does not meet the criteria for classification as a capital lease; hence, it is classified as an operating lease. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The seller-lessee (Company) retained more than a minor part (25,000 square feet) but less than substantially all of the use of the property (173,000 square feet) through the leaseback and realized a profit on the sale in excess of the present value of the minimum lease payments over the lease term. The present value of the stream of lease payments utilizing the Company's incremental borrowing rate of 10.0% was $826,000. The $826,000 of deferred profit was amortized in equal amounts as a reduction in rent expense over the initial five-year term of the lease. The amortization of the deferred profit expired during the first quarter of 2008. During the three months ended September 30, 2008 and 2007, $0 and $41,000, respectively, of the deferred gain was recognized. During the nine months ended September 30, 2008 and 2007, $28,000 and $124,000, respectively, of the deferred gain was recognized.

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


(8)  Line of Credit
     --------------

     The Company's line of credit facility expired on September 30, 2008. Prior to expiration, the Company had a line of credit facility which could not exceed $5,000,000 and was to be used primarily for working capital purposes. Interest on the line of credit facility was at the LIBOR Market Index Rate plus 1.4%. As of its September 30, 2008 expiration date, the Company did not have any borrowings under the line of credit facility.

     The line of credit facility contained various non-financial covenants and was secured by all of the Company's accounts receivables and inventory. The Company was in compliance with all covenants prior to the line of credit facility's September 30, 2008 expiration date. The Company expects to obtain a new line of credit facility under similar terms and conditions as its recently expired line of credit facility during the fourth quarter of 2008.


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

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007


(9)  Stock Repurchase Program (Continued)
     ------------------------

     On August 27, 2008, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $17,000,000 of the Company's common stock to up to $20,000,000.

     During the three months ended September 30, 2008, the Company repurchased 413,433 shares of common stock at a weighted average cost, including brokerage commissions, of $5.14 per share. During the nine months ended September 30, 2008, the Company repurchased 512,381 shares of common stock at a weighted average cost, including brokerage commissions, of $5.20 per share. Cash expenditures for the stock repurchases during the three and nine months ended September 30, 2008 were $2,124,133 and $2,664,920, respectively. From the inception of the Company's stock repurchase program on August 12, 2004 through September 30, 2008, the Company repurchased 2,150,099 shares of common stock at a average cost, including brokerage commissions, of $7.80 per share. Cash expenditures for the stock repurchases since the inception of the program were $16,781,063. As of September 30, 2008, $3,218,937 remained available for repurchases under the stock repurchase program.

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


(10) Unearned Support Contract Revenue
     ---------------------------------

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


(11) Stock-Based Compensation
     ------------------------

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

-------       -------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007


(11) Stock-Based Compensation (Continued)
     ------------------------

     The expense associated with stock-based compensation arrangements is a non-cash charge. In the Statements of Cash Flows, stock-based compensation expense is an adjustment to reconcile net income (loss) to net cash provided (used) by operating activities.

     SFAS No. 123R requires that cash flows resulting from excess tax benefits be classified as financing cash flows. For the three and nine months ended September 30, 2008 and for the year ended December 31, 2007, no excess tax benefits were generated.

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

     Under the Company's ECP, officers, directors, and employees have been granted options to purchase shares of common stock at the market price at the date of grant. Options vest in four equal annual installments beginning on the first anniversary of the date of grant; thus, at the end of four years, the options are fully exercisable. Vested stock option awards may be exercised through payment of cash, exchange of mature shares, or through a broker. As of September 30, 2008, 7,500 options are outstanding under the plan, and all options have a term of seven years.

     Stock-based compensation expense recognized during the three months ended September 30, 2008 and 2007 for stock-based compensation programs was $6,000 and $6,000, respectively. Stock-based compensation expense recognized during the three months ended September 30, 2008 and 2007 consisted of expensing $1,000 and $1,000, respectively, for employee stock options, and $5,000 and $5,000, respectively, for nonvested stock.

     Stock-based compensation expense recognized during the nine months ended September 30, 2008 and 2007 for stock-based compensation programs was $18,000 and $8,000, respectively. Stock-based compensation expense recognized during the nine months ended September 30, 2008 and 2007 consisted of expensing $4,000 and $4,000, respectively, for employee stock options, and $14,000 and $4,000 respectively, for nonvested stock.

     All of the stock-based compensation expense (income) recognized was a component of selling, general and administrative expenses. Income was recognized during the three months ended March 31, 2007 as a result of the forfeiture of 5,000 shares of nonvested stock due to the resignation of Mr. Hoffner from the Company effective March 1, 2007.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007


(11) Stock-Based Compensation (Continued)
     ------------------------

     Stock Options
     There were no stock options exercised, forfeited, or granted during the three and nine months ended September 30, 2008, and no further grants are available under the plan.

     The total compensation expense of $23,000 is expected to be recognized on the straight-line basis over the stated vesting period consistent with the terms of the arrangement. As of September 30, 2008, there is unrecognized compensation cost of $7,000 on the stock option awards which will be recognized over the next 1.4 years.

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

     The total compensation cost of $75,000 is expected to be recognized on the straight-line basis over the four-year vesting period consistent with the terms of the arrangement. As of September 30, 2008, there is unrecognized compensation cost of $27,000 on the nonvested stock awards which will be recognized over the next 1.4 years.


(12) Income Taxes

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

     Valuation allowances are provided to reduce the carrying amounts of deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. When assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the appropriate taxing jurisdictions during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007


(12) Income Taxes (Continued)
     ------------

     Based upon the level of historical taxable income and projections for future taxable income, management believes that the Company's deferred tax assets are more likely than not to expire before the Company can use them. Therefore, the Company established a valuation allowance of $623,000 as of September 30, 2008, primarily related to $418,000 of deferred tax assets, $61,000 of the federal income tax portion of unrecognized tax benefits, and $144,000 of the tax benefit for the current year pre-tax loss. The valuation allowance for deferred tax assets primarily relates to inventory, warranty, alternative minimum tax, net operating loss carryforwards, and other temporary differences.

     The Company recognized income tax expense of $484,000 during the three months ended September 30, 2008 compared to an income tax benefit of $217,000 during the three months ended September 30, 2007. Income tax expense for the three months ended September 30, 2008 was higher than statutory federal and state tax rates primarily due to the establishment of a valuation allowance for deferred tax assets, the federal income tax portion of unrecognized tax benefits, and the tax benefit for the current year pre-tax loss, partially offset by a change in unrecognized tax benefits. The income tax benefit for the three months ended September 30, 2007 was higher than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes, tax-exempt interest, and an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2007.

     The Company recognized income tax expense of $458,000 during the nine months ended September 30, 2008 compared to an income tax benefit of $315,000 during the nine months ended September 30, 2007. Income tax expense for the nine months ended September 30, 2008 was higher than statutory federal and state tax rates primarily due to the establishment of a valuation allowance for deferred tax assets, the federal income tax portion of unrecognized tax benefits, and the tax benefit for the current year pre-tax loss, partially offset by a change in unrecognized tax benefits. The income tax benefit for the nine months ended September 30, 2007 was higher than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes, tax-exempt interest, and an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2007.

     During the three months ended September 30, 2008, accrued interest related to unrecognized tax benefits did not change during the quarter. During the nine months ended September 30, 2008, the Company accrued additional interest related to unrecognized tax benefits of $3,000.

     During the three and nine months ended September 30, 2008, the Company decreased the total unrecognized tax benefits by $1,000 and $15,000, respectively, due to the expiration of statutes of limitations.

     The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. The Company has operations in approximately 30 state and foreign taxing jurisdictions. The Company has substantially concluded state income tax matters for years through 2002.

-------       --------------------
Paragon Technologies, Inc.
Notes To Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007


(13) Legal Proceedings
     -----------------

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




Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations
              ---------------------


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended September 30, 2008, and the cautionary statements and consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors identified herein, and in the Company's other publicly filed reports.


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


                         ------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------

Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------

     Capacity Utilization, as documented in the Federal Reserve Statistical Release, is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises and falls, the Company may see a corresponding change in the rate of new orders, and therefore, a corresponding change in the backlog of orders and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog of orders is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog of orders, orders, sales, and Capacity Utilization for the nine months ended September 30, 2008, and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003:

                                            Nine Months
                                               Ended                   Year Ended December 31,
                                           September 30,    -----------------------------------------------
(Dollars in Thousands)                          2008           2007     2006     2005      2004     2003
                                         ------------------ -----------------------------------------------
Backlog of orders - Beginning............    $   7,934          5,932    6,918    5,514     4,052    4,834
   Add: orders...........................        8,247         23,450   16,802   18,080    13,164   11,301
   Less: sales...........................       12,883         21,448   17,788   16,676    11,702   12,083
                                         ------------------ -----------------------------------------------
Backlog of orders - Ending...............    $   3,298          7,934    5,932    6,918     5,514    4,052
                                         ================== ===============================================

Capacity Utilization.....................        79.6%          81.0%    80.9%    80.2%     78.0%    76.0%

     Current Ratio
     -------------

     Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio as of September 30, 2008 and as of December 31, 2007, 2006, 2005, 2004, and 2003:

                                                                           As of December 31,
                                 As of September 30,    ---------------------------------------------------------------
(Dollars in Thousands)                 2008                2007         2006          2005         2004         2003
                              ------------------------  ----------   ----------   -----------   ----------   ----------
Current assets...............        $ 12,515              17,842       16,370       22,134        14,249       14,720
                              ------------------------  ----------   ----------   -----------   ----------   ----------
Current liabilities..........        $  3,593               5,802        4,296        5,337         7,355        9,583

Current ratio................            3.48                3.08         3.81         4.15          1.94         1.54

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

     Revenue Recognition on Systems Sales
     ------------------------------------

     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of September 30, 2008, there are no contracts that are anticipated to result in a loss.

     The Company believes that it has the ability to reasonably estimate the total costs and applicable gross profit margins at the inception of the contract for all of its systems contracts. However, where cost estimates change, there could be a significant impact on the amount of revenue recognized. The Company's failure to estimate accurately can result in cost overruns which will result in the loss of profits if the Company determines that it has significantly underestimated the costs involved in completing contracts. The Company had cost overruns which resulted in a reduction in profits on one contract during the nine months ended September 30, 2008.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(a)  Results of Operations - Nine Months Ended September 30, 2008 Compared to
     ------------------------------------------------------------------------
     the Nine Months Ended September 30, 2007
     ----------------------------------------

Earnings Summary
----------------

     The Company had a net loss of $604,000 (or $0.23 basic loss per share) for the nine months ended September 30, 2008, compared to net income of $399,000 (or $0.14 basic earnings per share) for the nine months ended September 30, 2007. The decrease in net income was primarily due to:
     o a decrease during the first nine months of 2008 in sales and gross profit of $4,041,000 and $478,000, respectively, as described below;
     o   an increase in product development costs of $14,000 as described below;
     o a decrease of $48,000 in interest income attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities and the reduced level of interest rates earned on funds available for investment;
     o a decrease of $21,000 in other income, net attributable to a decrease in royalty income from a license agreement related to material handling equipment sales; and
     o   an increase in income tax expense of $773,000 as described below.

     Partially offsetting the above decrease in net income was a decrease in selling, general and administrative expenses of $330,000 as described below.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                  2008               2007
                                                            -----------------  ------------------

Net sales..............................................        $ 12,883,000         16,924,000
Cost of sales..........................................           9,217,000         12,780,000
                                                            -----------------  ------------------
Gross profit on sales..................................        $  3,666,000          4,144,000
                                                            =================  ==================

Gross profit as a percentage of sales..................               28.5%              24.5%
                                                            =================  ==================

     The decrease in sales was associated with a smaller amount of orders received during 2008 when compared to the amount of orders received during 2007.

     Gross profit, as a percentage of sales, for the nine months ended September 30, 2008, when compared to the nine months ended September 30, 2007, was favorably impacted by 8.7% due to product mix, and unfavorably impacted by 4.7% due to the reduced absorption of overhead costs.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses of $3,992,000 were lower by $330,000 for the nine months ended September 30, 2008 than for the nine months ended September 30, 2007. The favorable variance in selling, general and administrative expenses was primarily attributable to a decrease of $443,000 of expenditures relating to sales efforts in response to quoting and sales activities, and a decrease of $74,000 in professional fees and consulting expenses. Partially offsetting the aforementioned favorable variance was an increase of $85,000 in marketing expenses primarily associated with product promotion, and $100,000 of provision related to the allowance for doubtful accounts associated with a possible uncollectible receivable.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(a)  Results of Operations - Nine Months Ended September 30, 2008 Compared to
     ------------------------------------------------------------------------
     the Nine Months Ended September 30, 2007 (Continued)
     ----------------------------------------

Product Development Costs
-------------------------

     Product development costs, including patent expense, of $109,000 were higher by $14,000 for the nine months ended September 30, 2008 than for the nine months ended September 30, 2007. Development programs in the nine months ended September 30, 2008 and 2007 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts during the nine months ended September 30, 2008 and 2007 included voice-directed replenishment and DISPEN-SI-MATIC(R) software enhancements aimed at promoting workplace efficiencies for the Company's customers.

Interest Income
---------------

     Interest income of $289,000 was lower by $48,000 for the nine months ended September 30, 2008 than for the nine months ended September 30, 2007. The decrease in interest income was attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities and the reduced level of interest rates earned on funds available for investment.

Other Income, Net
-----------------

     The unfavorable variance of $21,000 in other income, net for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily attributable to a decrease in royalty income from a license agreement related to material handling equipment sales. Effective February 1, 2007, the license agreement became royalty-free. Therefore, the Company no longer receives royalty income from the license agreement.

Income Tax Expense (Benefit)
---------------------------

     The Company recognized income tax expense of $458,000 during the nine months ended September 30, 2008 compared to an income tax benefit of $315,000 during the nine months ended September 30, 2007. Income tax expense for the nine months ended September 30, 2008 was higher than statutory federal and state tax rates primarily due to the establishment of a valuation allowance for deferred tax assets, the federal income tax portion of unrecognized tax benefits, and the tax benefit for the current year pre-tax loss, partially offset by a change in unrecognized tax benefits. The income tax benefit for the nine months ended September 30, 2007 was higher than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes, tax-exempt interest, and an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2007.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(b)  Results of Operations - Three Months Ended September 30, 2008 Compared to
     -------------------------------------------------------------------------
     the Three Months Ended September 30, 2007
     -----------------------------------------

Earnings Summary
----------------

     The Company had a net loss of $601,000 (or $0.24 basic loss per share) for the three months ended September 30, 2008, compared to net income of $656,000 (or $0.24 basic earnings per share) for the three months ended September 30, 2007. The decrease in net income was primarily due to:
     o a decrease during the third quarter of 2008 in sales and gross profit of $3,583,000 and 564,000, respectively, as described below;
     o a decrease of $33,000 in interest income attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities and the reduced level of interest rates earned on funds available for investment; and
     o   an increase in income tax expense of $701,000 as described below.

     Partially offsetting the above decrease in net income was:
     o a decrease in selling, general and administrative expenses of $19,000 as described below; and
     o a decrease of $24,000 in product development costs as described below.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                   2008               2007
                                                            -----------------  ------------------

Net sales..............................................        $  3,715,000         7,298,000
Cost of sales..........................................           2,540,000         5,559,000
                                                            -----------------  ------------------
Gross profit on sales..................................        $  1,175,000         1,739,000
                                                            =================  ==================

Gross profit as a percentage of sales..................               31.6%             23.8%
                                                            =================  ==================

     The decrease in sales was associated with a smaller amount of orders received during 2008 when compared to the amount of orders received during 2007.

     Gross profit, as a percentage of sales, for the three months ended September 30, 2008, when compared to the three months ended September 30, 2007, was favorably impacted by 14.7% due to product mix, and unfavorably impacted by 6.9% due to the reduced absorption of overhead costs.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses of $1,363,000 were lower by $19,000 for the three months ended September 30, 2008 than for the three months ended September 30, 2007. The favorable variance in selling, general and administrative expenses was primarily attributable to a decrease of $165,000 of expenditures relating to sales efforts in response to quoting and sales activities. Partially offsetting the aforementioned favorable variance was an increase of $12,000 in marketing expenses primarily associated with product promotion, an increase of $27,000 in professional fees and consulting expenses, and $100,000 of provision related to the allowance for doubtful accounts associated with a possible uncollectible receivable.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


(b)  Results of Operations - Three Months Ended September 30, 2008 Compared to
     -------------------------------------------------------------------------
     the Three Months Ended September 30, 2007 (Continued)
     -----------------------------------------

Product Development Costs
-------------------------

     Product development costs, including patent expense, of $3,000 were lower by $24,000 for the three months ended September 30, 2008 than for the three months ended September 30, 2007. Development programs in the three months ended September 30, 2007 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts during the three months ended September 30, 2007 included voice-directed replenishment and DISPEN-SI-MATIC(R) software enhancements aimed at promoting workplace efficiencies for the Company's customers.

Interest Income
---------------

     Interest income of $75,000 was lower by $33,000 for the three months ended September 30, 2008 than for the three months ended September 30, 2007. The decrease in interest income was attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities and the reduced level of interest rates earned on funds available for investment.

Income Tax Expense (Benefit)
----------------------------

        The Company recognized income tax expense of $484,000 during the three months ended September 30, 2008 compared to an income tax benefit of $217,000 during the three months ended September 30, 2007. Income tax expense for the three months ended September 30, 2008 was higher than statutory federal and state tax rates primarily due to the establishment of a valuation allowance for deferred tax assets, the federal income tax portion of unrecognized tax benefits, and the tax benefit for the current year pre-tax loss, partially offset by a change in unrecognized tax benefits. The income tax benefit for the three months ended September 30, 2007 was higher than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes, tax-exempt interest, and an adjustment in the effective income tax rate expected to apply based on the projected profitability of the Company for 2007.


                         ------------------------------


Liquidity and Capital Resources
-------------------------------

     The Company's cash and cash equivalents and short-term investments at September 30, 2008 were $8,854,000, representing 69.0% of total assets, compared to $12,304,000, or 67.2% of total assets, at December 31, 2007. The decrease was primarily due to the repurchase and retirement of common stock totaling $2,665,000, purchases of capital equipment totaling $103,000, and cash used by operating activities totaling $682,000.

     Cash used by operating activities totaling $682,000 during the nine months ended September 30, 2008 was primarily due to the following factors:
     o a decrease in customers' deposits and billings in excess of costs and estimated earnings in the amount of $1,974,000 in accordance with contractual requirements; and
     o a decrease in accounts payable in the amount of $537,000 associated with payments for purchases of goods and services rendered in accordance with job completion requirements;

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------

     Partially offset by the following factors:
     o a decrease in receivables, net of the allowance for doubtful accounts, in the amount of $882,000 in accordance with contractual requirements;
     o a decrease in costs and estimated earnings in excess of billings in the amount of $741,000 in accordance with contractual requirements; and
     o an increase in accrued product warranties in the amount of $213,000 primarily associated with the establishment of warranties for contracts entering the warranty period.

     The Company's cash and cash equivalents and short-term investments at September 30, 2007 were $10,451,000, representing 57.5% of total assets, compared to $12,072,000, or 72.1% of total assets, at December 31, 2006. The decrease was primarily due to the repurchase and retirement of common stock totaling $567,000, purchases of capital equipment totaling $107,000, and cash used by operating activities totaling $947,000.

     Cash used by operating activities totaling $947,000 during the nine months ended September 30, 2007 was primarily due to:
      o a decrease in customers' deposits and billing in excess of costs and estimated earnings in the amount of $402,000 in accordance with contractual requirements;
      o an increase in receivables in the amount of $1,568,000 in accordance with contractual requirements;
      o an increase in costs and estimated earnings in excess of billings in the amount of $1,147,000 in accordance with contractual requirements; and
      o an increase in inventories in the amount of $210,000 relating to the purchase of safety stock and long-lead time items.

     Partially offset by an increase in accounts payable in the amount of $2,337,000 associated with the purchases of goods and services rendered in accordance with job completion requirements.

     The Company repurchased $2,665,000 of its common stock during the nine months ended September 30, 2008 compared with $567,000 of stock repurchases during the nine months ended September 30, 2007. The Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $17,000,000 of the Company's common stock to up to $20,000,000. As of September 30, 2008, the Company has $3,218,937 authorized by the Board of Directors to use for future stock repurchases.

     The Company's line of credit facility expired on September 30, 2008. Prior to expiration, the Company had a line of credit facility which could not exceed $5,000,000 and was to be used primarily for working capital purposes. Interest on the line of credit facility was at the LIBOR Market Index Rate plus 1.4%. As of its September 30, 2008 expiration date, the Company did not have any borrowings under the line of credit facility.

     The line of credit facility contained various non-financial covenants and was secured by all of the Company's accounts receivables and inventory. The Company was in compliance with all covenants prior to the line of credit facility's September 30, 2008 expiration date. The Company expects to obtain a new line of credit facility under similar terms and conditions as its recently expired line of credit facility during the fourth quarter of 2008.

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------

     The Company anticipates that its financial resources, consisting of cash and cash equivalents, will be adequate to satisfy its future cash requirements through the next year. Sales volume, as well as cash liquidity, may experience fluctuations due to the unpredictability of future contract sales and the dependence upon a limited number of large contracts with a limited number of customers.

     The Company continues to review opportunities with the goal of maximizing resources, increasing stockholder value, and considering strategies and transactions intended to improve liquidity. At this time, the Company believes that an increase in stockholder value will be best obtained through increases in the Company's internal technology base, growth of the Company's continuing operations and other higher growth markets, by the enhancement of the Company's products with advanced proprietary software capabilities through research and development efforts and/or possible acquisitions, mergers, and joint ventures. Although the Company enters into preliminary discussions and non-disclosure agreements from time to time, the Company does not have any material definitive agreements in place. There is no assurance that the Company will be able to consummate any of these strategic options.

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

     During the third quarter of 2008, the Company issued a $638,000 letter of credit in the ordinary course of business to secure cash received from a customer in connection with the sale of an automated material handling system. The expiration date of the letter of credit is April 15, 2009.

     Future contractual obligations and commercial commitments at September 30, 2008 as noted above are as follows:

                                                                            Payments Due by Period
                                                  ----------------------------------------------------------------------------------
                                   Total               2008            2009          2010         2011        2012       After 2012
                            -------------------   --------------   ------------  ------------ ----------- ------------  ------------
Contractual
obligations:
  Operating leases......         $  954,000           54,000          216,000       216,000     216,000      216,000       36,000
                            ===================   ==============   ============  ============ =========== ============  ============

                                                                   Amount of Commitment Expiration Per Period
                               Total Amounts      ----------------------------------------------------------------------------------
                                 Committed             2008            2009          2010         2011        2012       After 2012
                            -------------------   --------------   ------------  ------------ ----------- ------------  ------------
Other commercial
commitments:
  Letters of credit.....         $  838,000                -          838,000             -           -            -            -
                            ===================   ==============   ============  ============ =========== ============  ============

     As of September 30, 2008, the Company has unrecognized tax benefits of $242,000. The timing of cash settlement cannot be reasonably estimated.

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

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
              Results of Operations (Continued)
              ---------------------


Off-Balance Sheet Arrangements
------------------------------

     As of September 30, 2008, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), obligations (including contingent obligations) under a contract that would be accounted for as a derivative instrument, or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

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


Item 4.       Controls and Procedures
-------       -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2008. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b)  Change in Internal Control Over Financial Reporting

     There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company's fiscal quarter ended September 30, 2008 that has materially affected, or that is reasonably likely to materially affect the Company's internal control over financial reporting.

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


Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
-------       -----------------------------------------------------------

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended September 30, 2008:

--------------------------------------------------------------------------------------------------------------------
                                       Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------------------------------------------
                                          Average           Total Number       Approximate         Approximate
                                         Price Paid          of Shares         Dollar Value       Dollar Value
                          Total          Per Share          Repurchased         of Shares           of Shares
                          Number        (Including         as Part of a        Purchased         That May Yet
       Fiscal           of Shares        Brokerage       Publicly Announced     Under the         Be Purchased
       Period          Repurchased      Commissions)          Program            Program        Under the Program
--------------------------------------------------------------------------------------------------------------------
7/01/08 - 7/31/08          30,350          $ 5.68              30,350         $   172,461         $ 2,170,609
8/01/08 - 8/31/08         145,894          $ 5.17             145,894         $   754,684         $ 4,415,925
9/01/08 - 9/30/08         237,189          $ 5.05             237,189         $ 1,196,988         $ 3,218,937
                     ------------------------------------------------------------------------
                          413,433          $ 5.14             413,433         $ 2,124,133
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

     On August 27, 2008, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $17,000,000 of the Company's common stock to up to $20,000,000.

     During the three months ended September 30, 2008, the Company repurchased 413,433 shares of common stock at a weighted average cost, including brokerage commissions, of $5.14 per share. During the nine months ended September 30, 2008, the Company repurchased 512,381 shares of common stock at a weighted average cost, including brokerage commissions, of $5.20 per share. Cash expenditures for the stock repurchases during the three and nine months ended September 30, 2008 were $2,124,133 and $2,664,920, respectively. From the inception of the Company's stock repurchase program on August 12, 2004 through September 30, 2008, the Company repurchased 2,150,099 shares of common stock at a weighted average cost, including brokerage commissions, of $7.80 per share. Cash expenditures for the stock repurchases since the inception of the program were $16,781,063. As of September 30, 2008, $3,218,937 remained available for repurchases under the stock repurchase program.

------  -----------------------------------------------------------


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


Item 3.       Defaults Upon Senior Securities
-------       -------------------------------

     Not applicable.


Item 4.       Submission of Matter to a Vote of Security Holders
-------       --------------------------------------------------

     The Company's Annual Meeting of Stockholders was held on August 8, 2008 with the following item being submitted to a vote of stockholders:

     1. The election of five directors to the Board of Directors.

     Details of the proposal noted above was provided to stockholders in the form of a Notice of Annual Meeting and Proxy Statement dated and mailed on July 3, 2008, with such solicitation being in accordance with Section 14 of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

     There was no solicitation in opposition to the management's nominees listed in the Proxy Statement, and all the management's nominees were elected.

     The voting results on the election of directors are set forth as follows:

     1. Election of Directors:

         Name of Nominee         Votes For        Votes Withheld      Non-Voting
         ---------------         ---------        --------------      ----------
        Ronald J. Izewski        2,390,582            10,338            269,324
        Theodore W. Myers        2,391,456             9,464            269,324
        Robert J. Schwartz       2,391,456             9,464            269,324
        Samuel L. Torrence       2,390,982             9,938            269,324
        Leonard S. Yurkovic      2,336,497            64,423            269,324


Item 5.       Other Information
-------       -----------------

     Not applicable.

Item 6.       Exhibits
-------       --------

     Exhibit No.      Description
     -----------      -----------

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





Dated:       /s/ November 13, 2008
        ---------------------------------

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