Form 10-K
period 2008-12-31
PARAGON TECHNOLOGIES INC
filed 2009-03-30
CIK 90045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2008

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

       Common Stock, Par Value $1.00 Per Share                        NYSE Amex
                   (Title of Class)                     (Name of Exchange on Which Registered)

                         ------------------------------

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|    Non-Accelerated Filer | |
                          Smaller Reporting Company |X|

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Act).                                 Yes |_|        No |X|

The aggregate market value of common stock held by non-affiliates of the Registrant (based on the closing price on the NYSE Amex, formerly known as the American Stock Exchange) on June 30, 2008, the last day of the Registrant's second fiscal quarter, was approximately $15.3 million. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each stockholder that has informed Registrant by June 30, 2008 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

The number of shares of the Registrant's Common Stock, $1.00 par value, outstanding as of March 20, 2009 was 1,668,677.

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


PART II........................................................................................19

     Item 5.      Market for the Registrant's Common Equity, Related
                      Stockholder Matters and Issuer Purchases of Equity
                      Securities...............................................................19
     Item 6.      Selected Financial Data......................................................22
     Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations......................................23
     Item 7A.     Quantitative and Qualitative Disclosures about Market Risk...................34
     Item 8.      Financial Statements and Supplementary Data..................................35
     Item 9.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure......................................59
     Item 9A.     Controls and Procedures......................................................59
     Item 9B.     Other Information............................................................60


PART III.......................................................................................61

     Item 10.     Directors and Executive Officers of the Registrant...........................61
     Item 11.     Executive Compensation.......................................................65
     Item 12.     Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters...............................80
     Item 13.     Certain Relationships and Related Transactions
                       and Director Independence...............................................82
     Item 14.     Principal Accounting Fees and Services.......................................82


PART IV........................................................................................84

     Item 15.     Exhibits and Financial Statement Schedules...................................84
                  Signatures...................................................................89
                  Exhibit Index................................................................91

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

     The SI Systems OFS sales force focuses on providing order fulfillment systems to order processing and distribution operations, which may incorporate the Company's proprietary DISPEN-SI-MATIC(R) and automated order fulfillment solutions and specialized software from the SINTHESIS(R) Software Suite. SINTHESIS(R) is comprised of eight proprietary software groups, with 26 extendible software modules that continually assess real-time needs and deploy solutions to accurately facilitate and optimize planning, warehousing, inventory, routing, and order fulfillment within the distribution process. The SI Systems PAS sales force focuses on providing automated material handling systems to manufacturing and assembly operations and the U.S. government, which may incorporate the Company's proprietary LO-TOW(R) and (R) horizontal transportation technologies.

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

                         ------------------------------

         The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales during the years ended December 31, 2008, 2007, and 2006 are as follows (in thousands):

     For the year ended December 31, 2008:

                                                                                  % of Total
                                                       SI Systems                    Sales
                                                   -------------------        ------------------
Systems sales.................................         $   13,617                      81.5%
Aftermarket sales.............................              3,083                      18.5%
                                                   -------------------        ------------------
Total sales...................................         $   16,700                     100.0%
                                                   ===================        ==================

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
                                                   ===================        ==================

     The Company's products are sold worldwide through its own sales personnel. Domestic and international sales during the years ended December 31, 2008, 2007, and 2006 are as follows (in thousands):

     For the year ended December 31, 2008:

                                                                                  % of Total
                                                       SI Systems                    Sales
                                                   -------------------        ------------------
Domestic sales................................         $   11,987                      71.8%
International sales...........................              4,713                      28.2%
                                                   -------------------        ------------------
Total sales...................................         $   16,700                     100.0%
                                                   ===================        ==================

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
                                                   ===================        ==================

     Sales from external customers for each of the Company's products during the years ended December 31, 2008, 2007, and 2006 are as follows (in thousands):

                                         December 31, 2008              December 31, 2007             December 31, 2006
                                    ---------------------------    ---------------------------    ---------------------------
                                                    % of Total                     % of Total                     % of Total
                                        Sales          Sales           Sales          Sales          Sales           Sales
                                    ------------   ------------    ------------   ------------    ------------   ------------
   LO-TOW(R)  sales...............    $  8,501          50.9%          6,367          29.7%
                                                                                                      6,458          36.3%
   CARTRAC(R) sales...............           -             -%            119            .5%           1,975          11.1%
   DISPEN-SI-MATIC(R),
      SINTHESIS(R), and
      related order fulfillment
      sales.......................       5,116          30.6%         11,216          52.3%           6,092          34.2%
   Other sales....................           -             -%             35            .2%              51            .3%
   Aftermarket sales..............       3,083          18.5%          3,711          17.3%           3,212          18.1%
                                    -------------- --------------------------- -------------- ----------------------------
      Total sales.................    $ 16,700         100.0%         21,448         100.0%          17,788         100.0%
                                    ============   ============    ============   ============    ============   ============

     All of the Company's sales originate in the United States, and there are no long-lived assets existing outside the United States.

     The Company engages in sales with the U.S. government, which is one of the Company's customers. Sales to the U.S. government during the years ended December 31, 2008, 2007, and 2006 were $186,000, $317,000, and $732,000, respectively.

     In the year ended December 31, 2008, two customers accounted for over 10% of sales, and they are listed as follows: Vistakon, a division of Johnson & Johnson Vision Care - $3,321,000 or 19.9% and Cummins Engine - $3,099,000 or 18.6% of total sales. In the year ended December 31, 2007, two customers accounted for over 10% of sales, and they are listed as follows: Vistakon, a division of Johnson & Johnson Vision Care - $7,625,000 or 35.6% and General Motors - $3,008,000 or 14.0% of total sales. In the year ended December 31, 2006, one customer accounted for over 10% of sales and is listed as follows:
Caterpillar - $2,098,000 or 11.8% of total sales. No other customer accounted for over 10% of sales.

     The Company's backlog of orders at December 31, 2008 and December 31, 2007 were $4,946,000 and $7,934,000, respectively.

     The Company's business is largely dependent upon a limited number of large contracts with a limited number of customers. This dependence can cause unexpected fluctuations in sales volume. Various external factors affect the customers' decision-making process on expanding or upgrading their current production or distribution sites. The customers' timing and placement of new orders is often affected by factors such as the current economy, current interest rates, and future expectations. The Company believes that its business is not subject to seasonality, although the rate of new orders can vary substantially from month to month. Since the Company recognizes sales on a percentage of completion basis for its systems contracts, fluctuations in the Company's sales and earnings occur with increases or decreases in major installations. The Company expects to fill, within its 2009 calendar year, all of the December 31, 2008 backlog of orders indicated above.

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

     LO-TOW(R) sales were $8,501,000, $6,367,000, and $6,458,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

     CARTRAC(R) sales were $0, $119,000, and $1,975,000 for the years ended December 31, 2008, 2007, and 2006, respectively.


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

     DISPEN-SI-MATIC(R), SINTHESIS(R), and the related order fulfillment systems sales, were $5,116,000, $11,216,000, and $6,092,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

                         ------------------------------


     Aftermarket Spare Parts, Equipment and Support Service
     ------------------------------------------------------
     The Company provides spare and replacement parts and equipment for all of its products, along with support contract services for its order fulfillment systems. Aftermarket sales were $3,083,000, $3,711,000, and $3,212,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

     The Company holds four patents, all of which have been issued in the United States, with lives that expire from May 2012 through March 2023. Significant design features of the LO-TOW(R), DISPEN-SI-MATIC(R), and Sortation systems are covered by patents or patent applications in the United States and pertain mainly to the following areas: loading and unloading products, vehicle and carrier design, track design and assembly, and order fulfillment system designs.

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

                               Product Development
                               -------------------
     Total product development costs, including patent expense, were $114,000, $166,000, and $283,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The Company pursues continual research of new product development opportunities, with a concentrated effort to improve existing technologies that improve customer efficiency. The Company also develops new products and integration capabilities that are financed through customer projects.

     Development programs in the year ended December 31, 2008 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts during the year ended December 31, 2008 included voice-directed replenishment and DISPEN-SI-MATIC(R) software enhancements aimed at promoting workplace efficiencies for the Company's customers.

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

                                    Employees
                                    ---------
     As of December 31, 2008, the Company employed three executive officers and 46 office employees, including salespersons, draftspersons, and engineers. The Company also operates as a project manager in connection with the installation, integration, and service of its products generally utilizing subcontractors. The Company provides life insurance, major medical insurance, a retirement savings plan, and paid vacation and sick leave benefits, and considers its relations with employees to be satisfactory.

     In February 2009, as part of a cost-reduction initiative aimed at profit improvement, the Company reduced its workforce by five employees or approximately 10% of its total workforce due to the economic slowdown.


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


                        -------------------------------

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


                        -------------------------------


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

The Company is largely dependent upon a limited number of large contracts, including contracts with federal government agencies.
     The Company is largely dependent upon a limited number of large contracts from large domestic corporations and federal government agencies. This dependence can cause unexpected fluctuations in sales volume and operating results from period to period. In the year ended December 31, 2008, two customers accounted for over 10% of sales, and they are listed as follows:
Vistakon, a division of Johnson & Johnson Vision Care - $3,321,000 or 19.9% and Cummins Engine - $3,099,000 or 18.6% of total sales. In the year ended December 31, 2007, two customers accounted for over 10% of sales, and they are listed as follows: Vistakon, a division of Johnson & Johnson Vision Care - $7,625,000 or 35.6% and General Motors - $3,008,000 or 14.0% of total sales. In the year ended December 31, 2006, one customer accounted for over 10% of sales and is listed as follows: Caterpillar - $2,098,000 or 11.8% of total sales. No other customer accounted for over 10% of sales.

     The Company received $186,000 or 1.1% of its total sales from sales to government agencies in the fiscal year ended December 31, 2008. Our sales have been impacted as a result of government spending cuts, general budgetary constraints, and the complex and competitive government procurement processes. If the Company is unable to attain an increased level of government-related sales, the Company's sales will continue to be adversely affected.

The Company's contracts with government agencies are subject to adjustment pursuant to federal regulations.
     From time to time, the Company receives contracts from federal government agencies. Each of the Company's contracts with federal agencies include various federal government regulations that impose certain requirements on the Company, including the ability of the government agency or general contractor to alter the price, quantity, or delivery schedule of the Company's products. In addition, the government agency retains the right to terminate the contract at any time at its convenience. Upon alteration or termination of these contracts, the Company would normally be entitled to an equitable adjustment to the contract price so that the Company may receive the purchase price for items it has delivered and reimbursement for allowable costs it has incurred. From time to time, a portion of the Company's backlog is from government-related contracts. The Company's total backlog of orders at December 31, 2008 was $4,946,000, of which $21,000 was associated with U.S. government projects. Accordingly, because contracts with federal agencies can be terminated, the Company cannot assure you that backlog associated with government contracts will result in sales. The Company has not previously experienced material adjustments or terminations of government contracts.

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

     The Company may incur significant increased costs from its independent registered public accountants when they are required to perform the additional services necessary for them to provide their attestation. If the Company is unable to favorably assess the effectiveness of its internal control over financial reporting when it is required to, the Company may be required to change its internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of the Company's financial statements, causing the Company's stock price to decline.

The Company's presence in international markets exposes it to risk.
     The Company has a limited presence in international markets and has experienced a fluctuation in international sales volume in recent years. Maintenance and continued growth of this segment of the Company's business may be affected by changes in trade, monetary and fiscal policies, laws and regulations of the United States and other trading nations, and by foreign currency exchange rate fluctuations.

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

The Company may be impacted by the overall state of the economy.
     The Company remains subject to the risks associated with prolonged declines in national or local economies. Conditions such as inflation, recession, unemployment, changes in interest rates and other factors beyond the Company's control may adversely affect the Company's asset quality and, therefore, its earnings. In particular, changes in interest rates could adversely affect the Company's net interest income and have a number of other adverse effects on the Company's operations. Adverse changes in the economy may have a negative effect on the Company's operations, which could have an adverse impact on the Company's earnings. Consequently, any prolonged decline in the economy in the Company's market area could have a material adverse effect on the Company's financial condition and results of operations. Additionally, due to the uncertainty of the Company's performance and the costs associated with meeting the continued listing requirements of the NYSE Amex (formerly known as the American Stock Exchange), risks associated with the Company include a possible voluntary or involuntary delisting of the Company. Although the Company could attempt to mitigate or cover its exposure from such risks, there can be no assurance that the Company will be able to mitigate or cover all of the costs resulting from such risks.


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

Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

                                     PART II
                                     -------


Item 5.       Market for the Registrant's Common Equity, Related Stockholder
-------       --------------------------------------------------------------
              Matters and Issuer Purchases of Equity Securities
              -------------------------------------------------

     The Company's common stock trades on the NYSE Amex under the symbol "PTG." The high and low sales prices for the years ended December 31, 2008 and 2007 are as follows:

                                          For the Year Ended              For the Year Ended
                                          December 31, 2008               December 31, 2007
                                    ----------------------------    ----------------------------
                                        High            Low             High            Low
                                    ------------    ------------    ------------    ------------
First Quarter..................         7.45            4.90             6.43           5.47
Second Quarter.................         6.80            5.20             6.79           5.50
Third Quarter..................         6.30            4.42             7.94           5.94
Fourth Quarter.................         4.84            2.41             8.84           6.35

     The Company did not pay cash dividends during the years ended December 31, 2008, 2007, and 2006, and has no present intention to declare cash dividends. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, and other factors deemed relevant by the Company's Board of Directors.

     The number of holders of record of the Company's common stock as of December 31, 2008, as shown by the records of the Company's transfer agent was
256. This figure does not include individual participants in security position listings.

     The closing market price of the Company's common stock on March 20, 2009 was $2.38.

Issuer Purchases of Equity Securities
-------------------------------------

     The following table represents the periodic repurchases of equity securities made by the Company during the three months ended December 31, 2008:

-----------------------------------------------------------------------------------------------------------
                                                            Total Number                     Approximate
                                             Average         of Shares       Approximate     Dollar Value
                                            Price Paid      Repurchased      Dollar Value     of Shares
                              Total         Per Share       as Part of a      of Shares      That May Yet
                             Number        (Including         Publicly        Purchased      Be Purchased
       Fiscal               of Shares       Brokerage        Announced        Under the       Under the
       Period              Repurchased     Commissions)       Program          Program         Program
-----------------------------------------------------------------------------------------------------------
10/01/08 - 10/31/08          271,504          $ 4.76          271,504       $ 1,292,823      $ 1,926,114
11/01/08 - 11/30/08           82,138          $ 3.42           82,138       $   281,073      $ 1,645,041
12/01/08 - 12/31/08          114,440          $ 2.87          114,440       $   328,373      $ 3,316,668
                        -----------------------------------------------------------------
                             468,082          $ 4.06          468,082       $ 1,902,269
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

     On December 12, 2008, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $20,000,000 of the Company's common stock to up to $22,000,000.

     During the three months ended December 31, 2008, the Company repurchased 468,082 shares of common stock at a weighted average cost, including brokerage commissions, of $4.06 per share. During the year ended December 31, 2008, the Company repurchased 980,463 shares of common stock at a weighted average cost, including brokerage commissions, of $4.66 per share. Cash expenditures for the stock repurchases during the three and twelve months ended December 31, 2008 were $1,902,269 and $4,567,189, respectively. From the inception of the Company's stock repurchase program on August 12, 2004 through December 31, 2008, the Company repurchased 2,618,181 shares of common stock at a weighted average cost, including brokerage commissions, of $7.14 per share. Cash expenditures for the stock repurchases since the inception of the program were $18,683,332. As of December 31, 2008, $3,316,668 remained available for repurchases under the stock repurchase program.

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

Item 5.       Market for the Registrant's Common Equity, Related Stockholder
-------       --------------------------------------------------------------
              Matters and Issuer Purchases of Equity Securities (Continued)
              -------------------------------------------------


                             Stock Performance Chart
                             -----------------------

     The following graph illustrates the cumulative total stockholder return on the Company's common stock during the years ended December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2005, and December 31, 2004 with comparison to the cumulative total return on the NYSE Amex Composite Index, and a Peer Group of Construction and Related Machinery Companies. This comparison assumes $100 was invested on December 31, 2003 in the Company's common stock and in each of the foregoing indexes and assumes reinvestment of dividends.



                        [STOCK PERFORMANCE CHART OMITTED]















                                            12/31/03   12/31/04  12/31/05  12/31/06  12/31/07  12/31/08
                                            --------   --------  --------  --------  --------  --------
Paragon Technologies, Inc.                     100        102       103        58        71        29
(1) Peer Group                                 100        129       279       299       402       161
NYSE Amex Composite Index                      100        124       155       184       218       133

--------------------------------------------

(1) The self-constructed Peer Group of Construction and Related Machinery Companies includes: Bolt Technology Corporation, Columbus McKinnon Corporation, Lufkin Industries, Inc., and Tesco Corporation. The total returns of each member of the Peer Group were determined in accordance with Securities and Exchange Commission regulations; i.e., weighted according to each such issuer's stock market capitalization. The Company included the same members of the Peer Group in constructing the stock performance chart as it did in the prior year, with the exception of A.S.V., Inc., which was acquired by Terex Corporation in March 2008, Quipp, Inc., which was acquired by Illinois Tool Works Inc. in June 2008, and Industrial Rubber Products, Inc., which stopped trading in September 2008.

                         ------------------------------

     Please refer to the Company's disclosure regarding Executive Compensation information included in Item 11 of this Annual Report on Form 10-K.

Item 6.       Selected Financial Data
-------       -----------------------


     The following table sets forth the Company's selected financial information for each of the years in the five-year period ended December 31, 2008. The selected financial data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Notes thereto included in this report. The historical results presented herein may not be indicative of future results. The information presented below is in thousands, except per share amounts.

                                                        For the Years Ended
                                 ---------------------------------------------------- -------------
                                  12/31/08      12/31/07     12/31/06     12/31/05      12/31/04
                                 ------------ ------------- ------------ ------------ -------------
Net sales.....................    $ 16,700       21,448        17,788      16,676        11,702

Income (loss) from
  continuing operations
  before income taxes.........    $   (234)         (92)          449         301          (271)
Income tax expense
  (benefit)...................         453         (433)          (19)         93          (106)
                                 ------------ ------------- ------------ ------------ -------------
Income (loss) from
  continuing operations.......        (687)         341           468         208          (165)
Income from
  discontinued operations,
  net of income taxes.........           -            -             -         990         1,638
                                 ------------ ------------- ------------ ------------ -------------
Net income (loss).............    $   (687)         341           468       1,198         1,473
                                 ============ ============= ============ ============ =============

Basic earnings (loss)
per share:
  Income (loss) from
    continuing operations.....    $   (.28)         .12           .14         .05          (.04)
  Income from
    discontinued
    operations................           -            -             -         .24           .38
                                 ------------ ------------- ------------ ------------ -------------
Net income (loss).............    $   (.28)         .12           .14         .29           .34
                                 ============ ============= ============ ============ =============

Diluted earnings (loss)
per share:
  Income (loss) from
    continuing operations.....    $   (.28)         .12           .14         .05          (.04)
  Income from
    discontinued
    operations................           -            -             -         .24           .38
                                 ------------ ------------- ------------ ------------ -------------
Net income (loss).............    $   (.28)         .12           .14         .29           .34
                                 ============ ============= ============ ============ =============

Total assets (1)..............    $ 10,618       18,316        16,752      22,596        33,424
Long-term liabilities.........    $    257          261            28         193         2,761
Cash dividends per
  share.......................    $      -            -             -           -             -



     On August 5, 2005, the Company completed the sale of substantially all of the assets and liabilities of Ermanco.






Item 6.       Selected Financial Data (Continued)
-------       -----------------------------------

(1) During the year ended December 31, 2008, the Company repurchased 980,463 shares of common stock at a weighted average cost, including brokerage commissions, of $4.66 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2008 were $4,567,189. During the year ended December 31, 2007, the Company repurchased 99,699 shares of common stock at a weighted average cost, including brokerage commissions, of $5.68 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2007 were $566,732. During the year ended December 31, 2006, the Company repurchased 679,219 shares of common stock at a weighted average cost, including brokerage commissions, of $7.57 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2006 were $5,142,898. During the year ended December 31, 2005, the Company repurchased 824,100 shares of common stock at a weighted average cost, including brokerage commissions, of $9.81 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2005 were $8,080,882. During the year ended December 31, 2004, the Company repurchased 34,700 shares of common stock at a weighted average cost, including brokerage commissions, of $9.38 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2004 were $325,631. See Stock Repurchase Program in Note 11 of the Notes to Financial Statements regarding the repurchase of shares of the Company's common stock.

                         ------------------------------


Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations
              ---------------------

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2008. The discussion and analysis contains "forward-looking statements" based on management's current expectations, assumptions, estimates, and projections. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those included in these "forward-looking statements" as a result of risks and uncertainties identified in connection with those forward-looking statements, including those factors as more fully discussed in Item 1A, Risk Factors.

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

                         ------------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Key Performance Metrics Relevant to the Company
-----------------------------------------------

     Capacity Utilization
     --------------------
     Capacity Utilization, as documented in the Federal Reserve Statistical Release, is a key economic indicator that the Company follows as a barometer that may lead to capital spending for material handling systems. Capacity Utilization attempts to measure what percent of available capacity is actually being utilized. Management believes that when Capacity Utilization rises and falls, the Company may see a corresponding change in the rate of new orders, and therefore, a corresponding change in the backlog of orders and sales may also occur. The backlog of orders represents the uncompleted portion of systems contracts along with the value of parts and services from customer purchase orders related to goods that have not been shipped or services that have not been rendered. Backlog of orders is generally indicative of customer demand for the Company's products. As the demand for the Company's products increases, the backlog of orders, the rate of new orders, and sales also typically increases. The following table depicts the Company's backlog of orders, orders, sales, and Capacity Utilization for the years ended December 31, 2008, 2007, 2006, 2005, 2004, and 2003:

(Dollars in Thousands)            2008       2007        2006        2005       2004        2003
                               ---------- ----------- ---------- ----------- ---------- -----------
Backlog of orders --
   Beginning.................   $  7,934      5,932      6,918       5,514      4,052       4,834
   Add: orders...............     13,712     23,450     16,802      18,080     13,164      11,301
   Less: sales...............     16,700     21,448     17,788      16,676     11,702      12,083
                               ---------- ----------- ---------- ----------- ---------- -----------
Backlog of orders --
   Ending....................   $  4,946      7,934      5,932       6,918      5,514       4,052
                               ========== =========== ========== =========== ========== ===========

Capacity Utilization.........      78.2%      81.0%      80.9%       80.2%      78.0%       76.0%

     Current Ratio
     -------------
     Management of the Company monitors the current ratio as a measure of determining liquidity and believes the current ratio illustrates that the Company's financial resources are adequate to satisfy its future cash requirements through the next year. The following table depicts the Company's current assets, current liabilities, and current ratio for the years ended December 31, 2008, 2007, 2006, 2005, 2004, and 2003:

(Dollars in Thousands)            2008       2007        2006        2005       2004        2003
                               ---------- ----------- ---------- ----------- ---------- -----------
Current assets...............   $ 10,331     17,842     16,370      22,134     14,249      14,720
                               ---------- ----------- ---------- ----------- ---------- -----------
Current liabilities..........   $  3,356      5,802      4,296       5,337      7,355       9,583

Current ratio................       3.08       3.08       3.81        4.15       1.94        1.54

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

     Revenue Recognition on Systems Sales
     ------------------------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1 of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. As of December 31, 2008, there are no contracts that are anticipated to result in a loss.

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

                        --------------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Results of Operations - Year Ended December 31, 2008 Compared to the Year Ended
-------------------------------------------------------------------------------
December 31, 2007
-----------------

Earnings Summary
----------------

     The Company had a net loss of $687,000 (or $0.28 basic loss per share) for the year ended December 31, 2008, compared to net income of $341,000 (or $0.12 basic earnings per share) for the year ended December 31, 2007. The decrease in net income was primarily due to:
     o a decrease during 2008 in sales and gross profit of $4,748,000 and $313,000, respectively, as described below;
     o a decrease of $107,000 in interest income attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities and the reduced level of interest rates earned on funds available for investment;
     o a decrease of $23,000 in other income, net attributable to a decrease in royalty income from a license agreement related to material handling equipment sales; and
     o   an increase in income tax expense of $886,000 as described below.

Partially offsetting the above decrease in net income was:
     o a decrease in selling, general and administrative expenses of $249,000 as described below; and
     o   a decrease in product development costs of $52,000 as described below.

Net Sales and Gross Profit on Sales
-----------------------------------

                                                                   2008               2007
                                                            -----------------  ------------------
Net sales..............................................        $ 16,700,000         21,448,000
Cost of sales..........................................          11,793,000         16,228,000
                                                            -----------------  ------------------
Gross profit on sales..................................        $  4,907,000          5,220,000
                                                            =================  ==================

Gross profit as a percentage of sales..................               29.4%              24.3%
                                                            =================  ==================

     The decrease in sales was associated with a smaller amount of orders received during 2008 when compared to the amount of orders received during 2007 due to the economic slowdown.

     Gross profit, as a percentage of sales, for the year ended December 31, 2008, when compared to the year ended December 31, 2007, was favorably impacted by 9.8% due to product mix, and unfavorably impacted by 4.7% due to the reduced absorption of overhead costs.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses of $5,366,000 were lower by $249,000 for the year ended December 31, 2008 than for the for the year ended December 31, 2007. The favorable variance in selling, general and administrative expenses was primarily attributable to a decrease of $523,000 of expenditures relating to sales efforts in response to quoting and sales activities, and a decrease of $181,000 in professional fees, consulting, and insurance expenses. Partially offsetting the aforementioned favorable variance was an increase of $102,000 in marketing expenses primarily associated with product promotion, $100,000 of provision related to the allowance for doubtful accounts associated with a possible uncollectible receivable, $123,000 of severance costs pertaining to the reduction of employees due to the economic slowdown, and a $132,000 decrease in the recognition of deferred profit on the sale of the Company's Easton, Pennsylvania facility as a result of the expiration of the amortization period in February 2008.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Results of Operations - Year Ended December 31, 2008 Compared to the Year Ended
-------------------------------------------------------------------------------
December 31, 2007 (Continued)
-----------------

Product Development Costs
-------------------------

         Product development costs, including patent expense, of $114,000 were lower by $52,000 for the year ended December 31, 2008 than for the year ended December 31, 2007. Development programs in the years ended December 31, 2008 and 2007 were primarily aimed at improvements to the Company's Order Fulfillment systems technologies. Order Fulfillment development efforts during the years ended December 31, 2008 and 2007 included voice-directed replenishment and DISPEN-SI-MATIC(R) software enhancements aimed at promoting workplace efficiencies for the Company's customers.

Interest Income
---------------

         Interest income of $341,000 was lower by $107,000 for the year ended December 31, 2008 than for the year ended December 31, 2007. The decrease in interest income was attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities and the reduced level of interest rates earned on funds available for investment.

Other Expense (Income), Net
---------------------------

         The unfavorable variance of $23,000 in other expense (income), net for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily attributable to a decrease in royalty income from a license agreement related to material handling equipment sales. Effective February 1, 2007, the license agreement became royalty-free. Therefore, the Company no longer receives royalty income from the license agreement.

Income Tax Expense (Benefit)
----------------------------

         The Company recognized income tax expense of $453,000 during the year ended December 31, 2008 compared to an income tax benefit of $433,000 during the year ended December 31, 2007. Income tax expense for the year ended December 31, 2008 was higher than statutory federal and state tax rates primarily due to the establishment of a full valuation allowance offsetting net deferred tax assets. The income tax benefit for the year ended December 31, 2007 was higher than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes and tax-exempt interest.

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Results of Operations - Year Ended December 31, 2007 Compared to the Year Ended
-------------------------------------------------------------------------------
December 31, 2006
-----------------

Earnings Summary
----------------
     The Company had net income of $341,000 (or $0.12 basic earnings per share) for the year ended December 31, 2007, compared to net income of $468,000 (or $0.14 basic earnings per share) for the year ended December 31, 2006. The decrease in net income was primarily due to:
     o  a decrease during 2007 in gross profit of $76,000 as described below;
     o an increase in selling, general and administrative expenses of $363,000 as described below;
     o a decrease of $79,000 in interest income attributable to the lower level of funds available for investment as the Company liquidated a portion of its short-term investments to fund the Company's stock repurchase activities; and
     o a decrease of $140,000 in other income, net attributable to a decrease in royalty income from a license agreement related to material handling equipment sales as described below.

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

Other Expense (Income), Net
---------------------------
     The unfavorable variance of $140,000 in other expense (income), net for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily attributable to a decrease in royalty income from a license agreement related to material handling equipment sales. Effective February 1, 2007, the license agreement became royalty-free. Therefore, the Company no longer receives royalty income from the license agreement.

Income Tax Expense (Benefit)
----------------------------
     The Company recognized an income tax benefit of $433,000 during the year ended December 31, 2007 compared to an income tax benefit of $19,000 during the year ended December 31, 2006. The income tax benefit for the year ended December 31, 2007 was higher than statutory federal and state tax rates primarily due to the reversal of accruals for the expiration of tax return statutes and tax-exempt interest. The income tax benefit for the year ended December 31, 2006 was primarily due to the reversal of accruals for the expiration of tax return statutes and tax-exempt interest.


                        --------------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Liquidity and Capital Resources
-------------------------------

     The Company's cash and cash equivalents and short-term investments at December 31, 2008 were $5,615,000, representing 52.9% of total assets, compared to $12,304,000, or 67.2% of total assets, at December 31, 2007. The decrease was primarily due to the repurchase and retirement of common stock totaling $4,567,000, purchases of capital equipment totaling $103,000, and cash used by operating activities totaling $2,019,000.

     Cash used by operating activities totaling $2,019,000 during the year ended December 31, 2008 was primarily due to the following factors:
     o a decrease in customers' deposits and billings in excess of costs and estimated earnings in the amount of $2,259,000 in accordance with contractual requirements; and
     o a decrease in accounts payable in the amount of $464,000 associated with payments for purchases of goods and services rendered in accordance with job completion requirements.

     Partially offset by the following factors:
     o a decrease in costs and estimated earnings in excess of billings in the amount of $428,000 in accordance with contractual requirements;
     o an increase in accrued product warranties in the amount of $161,000 primarily associated with the establishment of warranties for contracts entering the warranty period; and
     o a decrease in inventories in the amount of $154,000 utilized in accordance with job completion requirements.

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

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------
     The Company repurchased $4,567,000 of its common stock in 2008 compared with $567,000 in 2007. On December 12, 2008, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $20,000,000 of the Company's common stock to up to $22,000,000. As of December 31, 2008, the Company has approximately $3,316,668 authorized by the Board of Directors to use for future stock repurchases.

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

     On February 19, 2009, the Company established a $5,000,000 line of credit facility with its principal bank to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.25%. The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivable and inventory. The line of credit facility expires on November 30, 2009.

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


                        --------------------------------


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

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Contractual Obligations (Continued)
-----------------------
     During the third quarter of 2008, the Company issued a $638,000 letter of credit in the ordinary course of business to secure cash received from a customer in connection with the sale of an automated material handling system. The expiration date of the letter of credit is April 15, 2009.

     Future contractual obligations and commercial commitments at December 31, 2008 as noted above are as follows:

                                                              Payments Due by Period
                             ------------------------------------------------------------------------------------------
                                   Total           2009        2010        2011        2012        2013     After 2013
                             ------------------------------------------------------------------------------------------
Contractual obligations:
   Operating leases........      $ 900,000       216,000     216,000     216,000     216,000      36,000         -
                             ------------------------------------------------------------------------------------------

     Total.................      $ 900,000       216,000     216,000     216,000     216,000      36,000         -
                             ==========================================================================================

                                                             Amount of Commitment Expiration Per Period
                                               ------------------------------------------------------------------------
                               Total Amounts
                                 Committed         2009       2010        2011        2012        2013     After 2013
                             ------------------------------------------------------------------------------------------
Other commercial
commitments:
   Letters of credit.........    $ 838,000       838,000           -           -           -           -         -

     As of December 31, 2008, the Company has unrecognized tax benefits of $257,000. The timing of cash settlement cannot be reasonably estimated.

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

Off-Balance Sheet Arrangements
------------------------------
     As of December 31, 2008, the Company had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity, or market risk support to unconsolidated entities for any such assets), obligations (including contingent obligations) under a contract that would be accounted for as a derivative instrument, or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk, or credit risk support to the Company, or that engage in leasing, hedging, or research and development services with the Company.

Related Party Transactions
--------------------------
     From time to time, the Company enters into transactions with related parties. For further information, please refer to the Company's disclosure regarding "Commitments and Related Party Transactions" in Note 8 of the Notes to Financial Statements.

                        --------------------------------

Item 7.       Management's Discussion And Analysis Of Financial Condition And
-------       ---------------------------------------------------------------
              Results Of Operations (Continued)
              ---------------------


Recently Issued Accounting Pronouncements
-----------------------------------------

     In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis have been deferred until fiscal years beginning after November 15, 2008. The Company has certain non-financial assets, such as long-lived assets, that may be re-measured to fair value on a non-recurring basis. The Company adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company's financial statements. The Company does not anticipate a material impact on its financial statements from the adoption of SFAS No. 157 for its non-financial assets and liabilities.

     In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portion of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to fair value any items under this statement. The adoption of SFAS No. 159 did not have a material impact on the Company's financial statements.

     In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R), Business Combinations ("SFAS No. 141R"). SFAS No. 141R replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company will apply the guidance of the statement to business combinations completed on or after January 1, 2009.

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

                        --------------------------------


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

Item 8.       Financial Statements and Supplementary Data
-------       -------------------------------------------



                                    I N D E X


o   Report of Independent Registered Public Accounting Firm................   36


o   Financial Statements:
       Balance Sheets, December 31, 2008 and 2007..........................   37

       Statements of Operations for the years ended
       December 31, 2008, 2007, and 2006...................................   39

       Statements of Stockholders' Equity and Comprehensive
       Income (Loss) for the years ended December 31, 2008,
       2007, and 2006......................................................   40

       Statements of Cash Flows for the years ended
       December 31, 2008, 2007, and 2006...................................   41

       Notes to Financial Statements.......................................   43


o Financial Statement Schedule for the years ended December 31, 2008, 2007, and 2006:

       II -- Valuation and Qualifying Accounts.............................   84


o All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

[KPMG Logo]







             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Paragon Technologies, Inc.:

We have audited the accompanying balance sheets of Paragon Technologies, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paragon Technologies, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the financial statements, on January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.


                                   /S/ KPMG LLP




Philadelphia, Pennsylvania
March 30, 2009

PARAGON TECHNOLOGIES, INC.
Balance Sheets
December 31, 2008 and 2007
(In Thousands, Except Share Data)

                                                           December 31,            December 31,
                                                               2008                    2007
                                                        ------------------     ------------------
Assets
------

Current assets:
   Cash and cash equivalents.......................          $   5,615                 12,104
   Short-term investments..........................                  -                    200
                                                        ------------------     ------------------
     Total cash and cash equivalents and
       short-term investments......................              5,615                 12,304
                                                        ------------------     ------------------

   Receivables:
     Trade (net of allowance for doubtful
       accounts of $100 as of
       December 31, 2008 and $0 as
       of December 31, 2007).......................              2,627                  2,640
     Notes and other receivables...................                336                    310
                                                        ------------------     ------------------
       Total receivables...........................              2,963                  2,950
                                                        ------------------     ------------------

   Costs and estimated earnings in
     excess of billings............................                925                  1,353

   Inventories:
     Raw materials.................................                178                    160
     Work-in-process...............................                 11                    224
     Finished goods................................                516                    475
                                                        ------------------     ------------------
       Total inventories...........................                705                    859
                                                        ------------------     ------------------

   Deferred income tax benefits....................                  -                    263
   Prepaid expenses and other current assets.......                123                    113
                                                        ------------------     ------------------

     Total current assets..........................             10,331                 17,842
                                                        ------------------     ------------------

Property, plant and equipment, at cost:
   Machinery and equipment.........................              1,371                  1,313
   Less:  accumulated depreciation.................              1,084                  1,000
                                                        ------------------     ------------------
     Net property, plant and equipment.............                287                    313
                                                        ------------------     ------------------


Deferred income tax benefits.......................                  -                    161
                                                        ------------------     ------------------

     Total assets..................................          $  10,618                 18,316
                                                        ==================     ==================

                 See accompanying notes to financial statements.



                                                                     (Continued)

PARAGON TECHNOLOGIES, INC.
Balance Sheets (Continued)
December 31, 2008 and 2007
(In Thousands, Except Share Data)

                                                           December 31,            December 31,
                                                               2008                    2007
                                                        ------------------     ------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable................................          $   1,262                 1,726
   Customers' deposits and billings in excess of
     costs and estimated earnings..................                804                 3,063
   Accrued salaries, wages, and commissions........                191                   173
   Accrued product warranties......................                395                   234
   Deferred gain on sale-leaseback.................                  -                    28
   Unearned support contract revenue...............                392                   254
   Accrued other liabilities.......................                312                   324
                                                           -----------------     -----------------
       Total current liabilities...................              3,356                 5,802
                                                           -----------------     -----------------

Long-term liabilities:
   Income taxes payable............................                257                   261
                                                           -----------------     -----------------
       Total long-term liabilities.................                257                   261
                                                           -----------------     -----------------

Commitments and contingencies
   (See Notes 7 and 8)

Stockholders' equity:
   Common stock, $1 par value; authorized
     20,000,000 shares; issued and outstanding
     1,786,229 shares as of December 31, 2008
     and 2,769,192 shares as of December 31,
     2007..........................................              1,786                 2,769
   Additional paid-in capital......................              3,586                 5,537
   Retained earnings...............................              1,633                 3,947
                                                           -----------------     -----------------
       Total stockholders' equity..................              7,005                12,253
                                                           -----------------     -----------------

       Total liabilities and stockholders' equity..          $  10,618                18,316
                                                           =================     =================

                 See accompanying notes to financial statements.

PARAGON TECHNOLOGIES, INC.
Statements of Operations
For the Years Ended December 31, 2008, 2007, and 2006
(In Thousands, Except Share and Per Share Data)


                                                December 31,       December 31,       December 31,
                                                    2008               2007               2006
                                              ----------------   ----------------   ----------------
Net sales.................................     $     16,700             21,448             17,788
Cost of sales.............................           11,793             16,228             12,492
                                              ----------------   ----------------   ----------------
   Gross profit on sales..................            4,907              5,220              5,296
                                              ----------------   ----------------   ----------------

Selling, general and administrative
  expenses................................           5,366              5,615              5,252
Product development costs.................             114                166                283
Interest expense..........................               1                  1                  1
Interest income...........................            (341)              (448)              (527)
Other expense (income), net...............               1                (22)              (162)
                                              ----------------   ----------------   ----------------
                                                     5,141              5,312              4,847
                                              ----------------   ----------------   ----------------

Income (loss) before income taxes.........            (234)               (92)               449
Income tax expense (benefit)..............             453               (433)               (19)
                                              ----------------   ----------------   ----------------
Net income (loss).........................     $      (687)               341                468
                                              ================   ================   ================

Basic earnings (loss) per share...........     $      (.28)               .12                .14
                                              ================   ================   ================

Diluted earnings (loss) per share.........     $      (.28)               .12                .14
                                              ================   ================   ================

Weighted average shares
   outstanding............................       2,466,378          2,791,945          3,307,382
Dilutive effect of stock options..........               -                  -              4,373
                                              ----------------   ----------------   ----------------
Weighted average shares
   outstanding assuming dilution..........       2,466,378          2,791,945          3,311,755
                                              ================   ================   ================

                 See accompanying notes to financial statements.

PARAGON TECHNOLOGIES, INC.
Statements of Stockholders' Equity and Comprehensive Income (Loss) For the Years Ended December 31, 2008, 2007, and 2006
     (In Thousands, Except Share Data)

                                                   Common Shares       Additional                   Total
                                               --------------------     Paid-In      Retained    Stockholders'    Comprehensive
                                                 Number      Amount     Capital      Earnings       Equity           Income
                                               ---------    -------    ----------    --------    ------------     -------------
Balance at December 31, 2005..............     3,539,019    $ 3,539      7,004         6,523        17,066

Net income................................             -          -          -           468           468             468
                                                                                                                  -------------
Comprehensive income......................             -          -          -             -             -             468
                                                                                                                  =============
Nonvested stock grants, net of
  amortization............................        12,500         12         14             -            26
Stock options exercised...................         1,591          2         59           (61)            -
Acquisition and retirement of common
  stock...................................      (679,219)      (679)    (1,368)       (3,096)       (5,143)
Other incentive plan activity.............             -          -         11             -            11
                                               ---------    -------    ----------    --------    ------------
Balance at December 31, 2006..............     2,873,891      2,874      5,720         3,834        12,428

Net income................................             -          -          -           341           341             341
                                                                                                                  -------------
Comprehensive income......................             -          -          -             -             -             341
                                                                                                                  =============
Nonvested stock grants, net of
  amortization............................        (5,000)        (5)        13             -             8
Effect of initial application of FIN 48...             -          -          -            37            37
Acquisition and retirement of common
  stock...................................       (99,699)      (100)      (202)         (265)         (567)
Other incentive plan activity.............             -          -          6             -             6
                                               ---------    -------    ----------    --------    ------------
Balance at December 31, 2007..............     2,769,192      2,769      5,537         3,947        12,253

Net loss..................................             -          -          -          (687)         (687)           (687)
                                                                                                                  -------------
Comprehensive loss........................             -          -          -             -             -            (687)
                                                                                                                  =============
Nonvested stock grants, net of
  amortization............................        (2,500)        (3)         4             -             1
Acquisition and retirement of common
  stock...................................      (980,463)      (980)    (1,960)       (1,627)       (4,567)
Other incentive plan activity.............             -          -          5             -             5
                                               ---------    -------    ----------    --------    ------------
Balance at December 31, 2008..............     1,786,229    $ 1,786      3,586         1,633         7,005
                                               =========    =======    ==========    ========    ============

                 See accompanying notes to financial statements.

PARAGON TECHNOLOGIES, INC.
Statements of Cash Flows
For the Years Ended December 31, 2008, 2007, and 2006
(In Thousands)


                                                             December 31,         December 31,         December 31,
                                                                2008                 2007                 2006
                                                         --------------------  ------------------   ------------------
Cash flows from operating activities:
  Net income (loss)...................................       $   (687)                  341                  468
  Adjustments to reconcile net
     income (loss) to net cash provided
     (used) by operating activities:
        Depreciation of machinery and
          equipment...................................            129                   109                  104
        Deferred income tax expense...................            417                    27                  172
        Provision for doubtful accounts...............            100                     -                    -
        Amortization of deferred gain on
          sale-leaseback..............................            (28)                 (165)                (165)
        Stock-based compensation......................              6                    14                   37
        Change in operating assets and
          liabilities:
             Receivables..............................           (113)                   35                  110
             Costs and estimated earnings
               in excess of billings..................            428                  (909)                 172
             Inventories..............................            154                  (390)                (125)
             Prepaid expenses and other
               current assets.........................            (10)                   (1)                 217
             Other assets.............................              -                    10                    -
             Accounts payable.........................           (464)                  549                 (214)
             Customers' deposits and
               billings in excess of costs
               and estimated earnings.................         (2,259)                1,669                 (650)
             Accrued salaries, wages,
               and commissions........................             18                    41                   30
             Income taxes payable.....................              3                  (310)                (109)
             Accrued product warranties...............            161                    42                    3
             Unearned support contract revenue........            138                   (16)                  31
             Accrued other liabilities................            (12)                 (101)                (132)
                                                         --------------------  ------------------   ------------------
  Net cash provided (used) by
     operating activities.............................         (2,019)                  945                  (51)
                                                         --------------------  ------------------   ------------------



                                                                     (Continued)

PARAGON TECHNOLOGIES, INC.
Statements of Cash Flows (Continued)
For the Years Ended December 31, 2008, 2007, and 2006
(In Thousands)


                                                             December 31,         December 31,         December 31,
                                                                2008                 2007                 2006
                                                         --------------------  ------------------   ------------------
Cash flows from investing activities:
  Proceeds from sales of short-term
     investments  ....................................              200               9,925                7,585
  Purchases of short-term investments.................                -                (500)                (500)
  Purchases of property, plant and
     equipment........................................             (103)               (146)                (131)
                                                          --------------------   -------------------  ------------------
  Net cash provided by investing
     activities.......................................               97               9,279                6,954
                                                          --------------------   -------------------  ------------------

Cash flows from financing activities:
  Repurchase and retirement of
     common stock.....................................           (4,567)               (567)              (5,143)
                                                          --------------------   -------------------  ------------------
  Net cash used by financing activities...............           (4,567)               (567)              (5,143)
                                                          --------------------   -------------------  ------------------

  Increase (decrease) in cash
     and cash equivalents.............................           (6,489)              9,657                1,760
  Cash and cash equivalents,
     beginning of period..............................           12,104               2,447                  687
                                                          --------------------   -------------------  ------------------
  Cash and cash equivalents, end of period............       $    5,615              12,104                2,447
                                                          ====================   ===================  ==================


                 See accompanying notes to financial statements.

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements


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

     The Company's systems vary in configuration and capacity. Historically, system prices across the Company's product lines have ranged from $100,000 to several million dollars per system. Systems and aftermarket sales during the years ended December 31, 2008, 2007, and 2006 are as follows (in thousands):

     For the year ended December 31, 2008:

                                                                                  % of Total
                                                       SI Systems                    Sales
                                                   -------------------        ------------------
Systems sales.................................         $   13,617                      81.5%
Aftermarket sales.............................              3,083                      18.5%
                                                   -------------------        ------------------
Total sales...................................         $   16,700                     100.0%
                                                   ===================        ==================

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
                                                   ===================        ==================

     The Company's products are sold worldwide through its own sales personnel. Domestic and international sales during the years ended December 31, 2008, 2007, and 2006 are as follows (in thousands):

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
         (Continued)

Description of Business and Concentration of Credit Risk (Continued)
--------------------------------------------------------

     For the year ended December 31, 2008:

                                                                                  % of Total
                                                       SI Systems                    Sales
                                                   -------------------        ------------------
Domestic sales................................         $   11,987                      71.8%
International sales...........................              4,713                      28.2%
                                                   -------------------        ------------------
Total sales...................................         $   16,700                     100.0%
                                                   ===================        ==================

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
                                                   ===================        ==================

     Sales from external customers for each of the Company's products during the years ended December 31, 2008, 2007, and 2006 are as follows (in thousands):

                                         December 31, 2008              December 31, 2007             December 31, 2006
                                    ---------------------------    ---------------------------    ---------------------------
                                                    % of Total                     % of Total                     % of Total
                                        Sales          Sales           Sales          Sales          Sales           Sales
                                    ------------   ------------    ------------   ------------    ------------   ------------
  LO-TOW(R)  sales...............    $  8,501          50.9%          6,367          29.7%           6,458          36.3%

  CARTRAC(R) sales...............           -             -%            119            .5%           1,975          11.1%
  DISPEN-SI-MATIC(R),
     SINTHESIS(R), and
     related order fulfillment
     sales.......................       5,116          30.6%         11,216          52.3%           6,092          34.2%
  Other sales....................           -             -%             35            .2%              51            .3%
  Aftermarket sales..............       3,083          18.5%          3,711          17.3%           3,212          18.1%
                                   -------------- --------------------------- -------------- ----------------------------
     Total sales.................    $ 16,700         100.0%         21,448         100.0%          17,788         100.0%
                                    ============== =========================== ============== ============================

     In the year ended December 31, 2008, two customers accounted for over 10% of sales, and they are listed as follows: Vistakon, a division of Johnson & Johnson Vision Care - $3,321,000 or 19.9% and Cummins Engine - $3,099,000 or 18.6% of total sales. In the year ended December 31, 2007, two customers accounted for over 10% of sales, and they are listed as follows: Vistakon, a division of Johnson & Johnson Vision Care - $7,625,000 or 35.6% and General Motors - $3,008,000 or 14.0% of total sales. In the year ended December 31, 2006, one customer accounted for over 10% of sales and is listed as follows:
Caterpillar - $2,098,000 or 11.8% of total sales. No other customer accounted for over 10% of sales.

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
         (Continued)

Description of Business and Concentration of Credit Risk (Continued)
--------------------------------------------------------
     The Company's products are sold on a fixed-price basis. Generally, contract terms provide for progress payments and a portion of the purchase price is withheld by the buyer until the system has been accepted. Generally, contract terms are net 30 days for product and parts sales, with progress payments for system-type projects. As of December 31, 2008, two customers owed the Company in excess of 10% of trade receivables, and they are listed as follows: Cinetic Automation - $1,030,000 or 39.2% and General Motors - $624,000 or 23.8%. No other customer owed the Company in excess of 10% of trade receivables. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process as well as the general creditworthiness of its customer base.

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

Short-Term Investments
----------------------
     The Company's short-term investments are comprised of debt securities, all classified as available for sale, that are carried at cost, which approximates fair value of the investments at period end. These debt securities include state and municipal bonds. Short-term investments as of December 31, 2008 and December 31, 2007 were $0 and $200,000, respectively.

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
         (Continued)

Allowance for Doubtful Accounts
-------------------------------
     The Company provides an allowance for doubtful accounts determined by a specific identification of individual accounts. The Company writes off receivables upon determination that no further collections are probable. The allowance for doubtful accounts as of December 31, 2008 and December 31, 2007 was $100,000 and $0, respectively.

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

Revenue Recognition
-------------------
     Revenues on systems contracts, accounted for in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, of the American Institute of Certified Public Accountants, are recorded on the basis of the Company's estimates of the percentage of completion of individual contracts. Gross margin is recognized on the basis of the ratio of aggregate costs incurred to date to the most recent estimate of total costs. As contracts may extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting periods in which the facts requiring revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

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
Notes To Financial Statements (Continued)


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

     A roll-forward of warranty activities is as follows (in thousands):

                       Beginning              Additions                                  Ending
                        Balance               Charged to                                 Balance
                       January 1          Costs and Expenses         Deductions        December 31
                    ---------------   -------------------------   ---------------  ------------------
2008..............       $ 234                    253                    (92)              395
2007..............       $ 192                    128                    (86)              234
2006..............       $ 189                     71                    (68)              192

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

     Valuation allowances are provided to reduce the carrying amounts of deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. When assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the appropriate taxing jurisdictions during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in carryback years, and tax planning strategies in making this assessment.

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
         (Continued)

Income Taxes (Continued)
-----------
     On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

     The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

     SFAS No. 123R requires that certain cash flows resulting from excess tax benefits be classified as financing cash flows. For the years ended December 31, 2008, 2007, and 2006, no excess tax benefits were generated.

Earnings Per Share
------------------
     Basic and diluted earnings per share for the years ended December 31, 2008, 2007, and 2006 are based on the weighted average number of shares outstanding. In addition, diluted earnings per share reflect the effect of dilutive securities which include the shares that would be outstanding assuming the exercise of dilutive stock incentive plan awards. The number of shares that would be issued from the exercise has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock.

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


(1)      Description of Business and Summary of Significant Accounting Policies
---      ----------------------------------------------------------------------
         (Continued)

Recently Issued Accounting Pronouncements
-----------------------------------------
     In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis have been deferred until fiscal years beginning after November 15, 2008. The Company has certain non-financial assets, such as long-lived assets, that may be re-measured to fair value on a non-recurring basis. The Company adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company's financial statements. The Company does not anticipate a material impact on its financial statements from the adoption of SFAS No. 157 for its non-financial assets and liabilities.

     In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portion of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. The Company adopted SFAS No. 159 on January 1, 2008 and elected not to fair value any items under this statement. The adoption of SFAS No. 159 did not have a material impact on the Company's financial statements.

     In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R), Business Combinations ("SFAS No. 141R"). SFAS No. 141R replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company will apply the guidance of the statement to business combinations completed on or after January 1, 2009.

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


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


(2)      Uncompleted Contracts
---      ---------------------

Costs and estimated earnings on uncompleted contracts are as follows (in thousands):

                                                         December 31, 2008         December 31, 2007
                                                      -----------------------  ------------------------
Costs and estimated earnings on                             $  7,978                   15,478
   uncompleted contracts...........................
Less:  billings to date............................           (7,857)                 (17,188)
                                                      -----------------------  ------------------------
                                                            $    121                   (1,710)
                                                      =======================  ========================

Included in accompanying balance sheets
   under the following captions:
     Costs and estimated earnings
       in excess of billings.......................         $    925                    1,353
     Customers' deposits and billings in
       excess of costs and estimated earnings......             (804)                  (3,063)
                                                      -----------------------  ------------------------
                                                            $    121                   (1,710)
                                                      =======================  ========================


(3)      Line of Credit
---      --------------

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

     The line of credit facility contained various non-financial covenants and was secured by all of the Company's accounts receivable and inventory. The Company was in compliance with all covenants prior to the line of credit facility's September 30, 2008 expiration date.

     On February 19, 2009, the Company established a $5,000,000 line of credit facility with its principal bank to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.25%. The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivable and inventory. The line of credit facility expires on November 30, 2009.

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


(4)      Stock Options and Nonvested Stock
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

     Under the Company's ECP, officers, directors, and key employees have been granted options to purchase shares of common stock at the market price at the date of grant. Options vest in four equal annual installments beginning on the first anniversary of the date of grant; thus, at the end of four years, the options are fully exercisable. Vested stock option awards may be exercised through payment of cash, exchange of mature shares, or through a broker. As of December 31, 2008, 5,000 options are outstanding under the plan, and all options have a term of seven years.

     Stock-based compensation expense recognized during the years ended December 31, 2008, 2007, and 2006 for stock-based compensation programs was $6,000, $14,000, and $37,000, respectively. Stock-based compensation expense recognized during the years ended December 31, 2008, 2007, and 2006 consisted of expensing $5,000, $6,000, and $7,000, respectively, for employee stock options, and $0, $0, and $4,000, respectively, for directors' stock options, and $1,000, $8,000, and $26,000, respectively, for nonvested stock.

     All of the stock-based compensation expense recognized was a component of selling, general and administrative expenses. Income was recognized during the three months ended March 31, 2007 as a result of the forfeiture of 5,000 shares of nonvested stock due to the resignation of Mr. Hoffner from the Company effective March 1, 2007. Also, income was recognized during the three months ended December 31, 2008 as a result of the forfeiture of 2,500 shares of nonvested stock due to the termination of Mr. Lehr from the Company effective November 24, 2008.

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


(4)      Stock Options and Nonvested Stock (Continued)
---      ---------------------------------

     Stock Options
     A summary of stock option activity is presented below:

                                                                                  Weighted
                                                             Weighted             Average
                                                             Average             Remaining             Aggregate
                                                             Exercise         Contractual Term         Intrinsic
                                                Options       Price              (In Years)              Value
                                               ---------   -------------   -----------------------   --------------
Outstanding at January 1, 2008...........         7,500       $ 10.01
  Granted................................             -             -
  Exercised..............................             -             -
  Forfeited..............................        (2,500)        10.01
                                              ----------   -------------
Outstanding at December 31, 2008.........         5,000       $ 10.01               4.2                  $  -
                                              ==========   =============

Exercisable at December 31, 2008.........         2,500       $ 10.01               4.2                  $  -

     There were no stock options granted or exercised during the years ended December 31, 2008 and 2007.

     As of December 31, 2008, there is unrecognized compensation cost of $3,000 on the stock option awards which will be recognized over the next 1.2 years.

     Nonvested Stock
     The grant-date fair value of nonvested stock is determined on the date of grant based on the market price of the stock, and compensation cost is generally amortized to expense on a straight-line basis over the vesting period during which employees perform related services.

     On March 1, 2007, Mr. Hoffner resigned from his positions as President and CEO and as a director of the Company. Due to his resignation from the Company, Mr. Hoffner forfeited his 5,000 shares of nonvested stock. Also, due to his termination from the Company effective November 24, 2008, Mr. Lehr forfeited his 2,500 shares of nonvested stock.

     A summary of nonvested stock activity is presented below:

                                                     Nonvested Shares             Grant Date Fair Value
                                              -------------------------------   ---------------------------
Nonvested at January 1, 2008.............                 7,500                          $ 10.01
   Granted...............................                     -                              -
   Vested................................                     -                              -
   Forfeited.............................                (2,500)                           10.01
                                              -------------------------------   ---------------------------
Nonvested at December 31, 2008...........                 5,000                          $ 10.01
                                              ===============================   ===========================

     As of December 31, 2008, there is unrecognized compensation cost of $15,000 on the nonvested stock awards which will be recognized over the next 1.2 years.

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


(5)      Employee Benefit Plans
---      ----------------------

     The Company has a defined contribution Retirement Savings Plan for its employees. Employees age 21 and above, with at least 90 days of service, are eligible to participate in the Plan. Under the 401(k) feature of the Plan, the Company matches 100% of the first 3% of pay which the employee contributes to the Plan and 50% of the next 2% of pay which the employee contributes to the Plan. The Plan also contains provisions for profit sharing contributions in the form of cash as determined annually by the Company's Board of Directors; however, there were no profit sharing contributions for the years ended December 31, 2008, 2007, and 2006. Total expense for the Retirement Savings Plan was $168,000, $174,000, and $147,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

     Effective March 30, 2009, Company contributions under the Company's Retirement Savings Plan have been suspended for an indefinite period of time as part of a cost-reduction initiative.


(6)      Income Taxes
---      ------------

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                   For the Year Ended            For the Year Ended           For the Year Ended
                                   December 31, 2008              December 31, 2007            December 31, 2006
                                -------------------------     --------------------------    ------------------------
Federal  - current..........             $    (5)                       (434)                         (168)
         - deferred.........                 213                          42                           152
                                -------------------------     --------------------------    ------------------------
                                             208                        (392)                          (16)
                                -------------------------     --------------------------    ------------------------

State    - current..........                  41                         (26)                          (23)
         - deferred.........                 204                         (15)                           20
                                -------------------------     --------------------------    ------------------------
                                             245                         (41)                           (3)
                                -------------------------     --------------------------    ------------------------
                                         $   453                        (433)                          (19)
                                =========================     ==========================    ========================

     The reconciliation between the U.S. federal statutory rate and the Company's effective income tax rate is (in thousands):

                                            For the Year Ended           For the Year Ended           For the Year Ended
                                            December 31, 2008            December 31, 2007            December 31, 2006
                                         -------------------------   ---------------------------    -----------------------
Computed tax expense (benefit)
   at statutory rate of 34%..........            $  (80)                        (31)                           153
Increase (reduction) in taxes
   resulting from:
     State income taxes, net
       of federal benefit............                 4                         (27)                            (2)
     Tax-exempt interest.............                (1)                        (97)                          (151)
     Meals and entertainment
       deduction.....................                25                          29                             24
     Change in tax contingency
       reserve.......................                (4)                       (309)                           (49)
     Valuation allowance.............               498                           -                              -
     Miscellaneous items.............                11                           2                              6
                                         -------------------------   ---------------------------    -----------------------
                                                 $  453                        (433)                           (19)
                                         =========================   ===========================    =======================

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


(6)      Income Taxes (Continued)
---      ------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2007 are presented below (in thousands):

                                                              December 31,          December 31,
                                                                 2008                  2007
                                                          -------------------    -----------------
Deferred tax assets:
   Net operating loss carryforward...................           $   97                $ 105
   Credit carryforward...............................                -                   29
   Inventory reserve.................................              105                  107
   Accrued restructuring costs.......................               11                   22
   Accrued warranty costs............................              151                   92
   Tax benefit on reserve for unrecognized
     tax benefits....................................               80                   67
   Accruals for other expenses, not yet
     deductible for tax purposes.....................              124                   68
                                                          -------------------    -----------------
       Total gross deferred tax assets...............              568                  490
Less:  valuation allowance...........................             (498)                   -
                                                          -------------------    -----------------
       Net deferred tax assets.......................               70                  490
                                                          -------------------    -----------------

Deferred tax liabilities:
   Plant and equipment, principally due to
     differences in depreciation.....................              (32)                 (32)
   Prepaid expenses..................................              (38)                 (34)
                                                          -------------------    -----------------
       Total gross deferred tax liabilities..........              (70)                 (66)
                                                          -------------------    -----------------
       Net deferred tax assets.......................           $    -                $ 424
                                                          ===================    =================

     Valuation allowances are provided to reduce the carrying amount of deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. When assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the appropriate taxing jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in carryback years, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, during 2008, management concluded that the Company's deferred tax assets are more likely than not to expire before the Company can use them.

     The valuation allowance of $498,000 as of December 31, 2008 was primarily related to $418,000 of deferred tax assets and $80,000 of the federal income tax portion of unrecognized tax benefits. The valuation allowance for deferred tax assets primarily relates to inventory, warranty, net operating loss carryforwards, and other temporary differences.

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


(6)      Income Taxes (Continued)
---      ------------

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

     A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of interest and penalties, is as follows (in thousands):

   Balance at January 1, 2007.......................                $ 575
   Settlements......................................                   (3)
   Lapse of statute.................................                 (369)
                                                               ----------------
   Balance at December 31, 2007.....................                  203
   Lapse of statute.................................                  (24)
                                                               ----------------
   Balance at December 31, 2008.....................                $ 179
                                                               ================

     As of December 31, 2008, the Company's net unrecognized tax benefits totaled $257,000, all of which would impact the effective tax rate if recognized. As of December 31, 2007, the Company's net unrecognized tax benefits totaled $261,000, of which $193,000 would impact the effective tax rate if recognized.

     The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. For the years ended December 31, 2008 and 2007, $1,000 and $(25,000), respectively, of expense (benefit) related to interest and penalties, net of federal benefit, was recognized in the statements of operations.

     During the year ended December 31, 2008, the Company decreased the total unrecognized tax benefits by $24,000 due to the expiration of statutes of limitations.

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


(6)      Income Taxes (Continued)
---      ------------

     The Company estimates that the total unrecognized tax benefits may decrease by approximately $57,000 due to the expiration of statutes of limitations prior to December 31, 2009.

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


(7)      Contingencies
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


(8)      Commitments and Related Party Transactions
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

     In accordance with SFAS No. 13 and SFAS No. 28, the leaseback does not meet the criteria for classification as a capital lease; hence, it is classified as an operating lease. The sale-leaseback resulted in a total gain of $2,189,000, of which $1,363,000 was recorded as a gain in 2003. The seller-lessee (Company) retained more than a minor part (25,000 square feet) but less than substantially all of the use of the property (173,000 square feet) through the leaseback and realized a profit on the sale in excess of the present value of the minimum lease payments over the lease term. The present value of the stream of lease payments utilizing the Company's incremental borrowing rate of 10.0% was $826,000. The $826,000 of deferred profit was amortized in equal amounts as a reduction in rent expense over the five-year term of the lease. The amortization of the deferred profit expired during the first quarter of 2008. During the years ended December 31, 2008, 2007, and 2006, $28,000, $165,000, and $165,000,
respectively, of the deferred gain was recognized.

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


(8)      Commitments and Related Party Transactions (Continued)
---      ------------------------------------------

     Total rental expense in the years ended December 31, 2008, 2007, and 2006 approximated $244,000, $247,000, and $259,000, respectively.

     Future minimum rental commitments at December 31, 2008 are as follows (in thousands):

                                                      Operating Leases
                                                      ----------------
  2009............................................        $ 216
  2010............................................          216
  2011............................................          216
  2012............................................          216
  2013............................................           36
  After 2013......................................            -
                                                      ----------------
    Total ........................................        $ 900
                                                      ================


(9)      Cash Flow Information
---      ---------------------

     Supplemental disclosures of cash flow information for the years ended December 31, 2008, 2007, and 2006 are as follows (in thousands):

                                     For the Year Ended          For the Year Ended          For the Year Ended
                                      December 31, 2008          December 31, 2007           December 31, 2006
                                   ------------------------    -----------------------    -------------------------
Supplemental disclosures
  of cash flow information:
     Cash paid (received)
       during the period for:
         Interest expense........          $   -                           1                           1
                                   ========================    =======================    =========================

         Income taxes............          $ 146                         (41)                       (738)
                                   ========================    =======================    =========================


(10)     Quarterly Financial Information (Unaudited)
----     -------------------------------

Selected Quarterly Financial Data
---------------------------------
(In thousands, except per share amounts)

For the Year Ended                                            First           Second          Third          Fourth
December 31, 2008                                            Quarter          Quarter        Quarter         Quarter
---------------------------------------------------      --------------  --------------  -------------  --------------
Net sales..........................................          $ 5,045           4,123           3,715          3,817
Gross profit on sales..............................          $ 1,526             965           1,175          1,241
Net income (loss)..................................          $   106            (109)           (601)           (83)
Basic earnings (loss) per share....................          $   .04            (.04)           (.24)          (.04)
Diluted earnings (loss) per share..................          $   .04            (.04)           (.24)          (.04)

For the Year Ended                                            First           Second          Third          Fourth
December 31, 2007                                            Quarter          Quarter        Quarter         Quarter
---------------------------------------------------      --------------  --------------  -------------  --------------
Net sales..........................................          $ 3,607          6,019           7,298          4,524
Gross profit on sales..............................          $   930          1,475           1,739          1,076
Net income (loss)..................................          $  (268)            11             656            (58)
Basic earnings (loss) per share....................          $  (.09)             -             .24           (.02)
Diluted earnings (loss) per share..................          $  (.09)             -             .24           (.02)

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


(11)     Stock Repurchase Program
----     ------------------------

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

     On December 12, 2008, the Company's Board of Directors amended its existing stock repurchase program by increasing the amount it has authorized management to repurchase from up to $20,000,000 of the Company's common stock to up to $22,000,000.

     During the year ended December 31, 2008, the Company repurchased 980,463 shares of common stock at a weighted average cost, including brokerage commissions, of $4.66 per share. Cash expenditures for the stock repurchases during the year ended December 31, 2008 were $4,567,189. From the inception of the Company's stock repurchase program on August 12, 2004 through December 31, 2008, the Company repurchased 2,618,181 shares of common stock at a weighted average cost, including brokerage commissions, of $7.14 per share. Cash expenditures for the stock repurchases since the inception of the program were $18,683,332. As of December 31, 2008, $3,316,668 remained available for repurchases under the stock repurchase program.

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


(12)     Subsequent Events
----     -----------------

     On February 19, 2009, the Company established a $5,000,000 line of credit facility with its principal bank to be used primarily for working capital purposes. Interest on the line of credit facility is at the LIBOR Market Index Rate plus 1.25%. The line of credit facility contains various non-financial covenants and is secured by all of the Company's accounts receivable and inventory. The line of credit facility expires on November 30, 2009.

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


(12)     Subsequent Events (Continued)
----     -----------------

     Effective March 30, 2009, Company contributions under the Company's Retirement Savings Plan have been suspended for an indefinite period of time as part of a cost-reduction initiative.

     In February 2009, as part of a cost-reduction initiative aimed at profit improvement, the Company reduced its workforce by five employees or approximately 10% of its total workforce due to the economic slowdown. The Company incurred a charge, primarily for severance costs, to first quarter 2009 earnings of approximately $150,000.

                        -------------------------------


Item 9.       Changes in and Disagreements with Accountants on Accounting and
-------       ---------------------------------------------------------------
              Financial Disclosure
              --------------------

     None.


Item 9A.      Controls and Procedures
--------      -----------------------

     (a)   Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company's management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms.

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

PARAGON TECHNOLOGIES, INC.
Notes To Financial Statements (Continued)


Item 9A.      Controls and Procedures (Continued)
--------      -----------------------

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

     Management assessed our internal control over financial reporting as of December 31, 2008, the end of the Company's fiscal year. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. In conducting its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.

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


Item 9B.      Other Information
--------      -----------------

     Not applicable.

                                    PART III
                                    --------


Item 10.      Directors and Executive Officers of the Registrant
--------      --------------------------------------------------

     Information concerning the Company's directors is as follows:

            Name, Other Positions or Offices With The Company                          Director
               and Principal Occupation for Past Five Years                              Since        Age
---------------------------------------------------------------------------------    ------------   -------
Ronald J. Izewski................................................................        2008          52

Ronald J. Izewski currently serves as the Senior Vice President ("SVP") and Chief Financial Officer ("CFO") of Just Born, Inc., a privately owned confectionery manufacturer of jellybeans, marshmallows, and other candy products. Mr. Izewski joined Just Born in 1995 as Vice President of the
   Finance Division, assumed the role of CFO in 2002, and was promoted to SVP/CFO in 2007. From 1984 to 1995, Mr. Izewski held several financial leadership positions, including Vice President and General Manager of the Donruss Trading Cards Division, at the Leaf Candy Company. From 1978 to 1984,
   Mr. Izewski was an Audit Supervisor in the Chicago, Illinois office of Coopers & Lybrand, a public accounting firm.


Theodore W. Myers................................................................        2002          65

Theodore W. Myers is the Chairman of the Board of the Company, a position he has held since June 2002. Mr. Myers retired from Tucker Anthony Sutro, an investment banking firm, where he was First Vice President and Branch Manager of the Phillipsburg, New Jersey satellite office, where he served from 1991 to 2000.


Robert J. Schwartz...............................................................        2008          71

Robert J. Schwartz is the founder and President of Land Equity Inc., a real estate firm located in Lebanon, New Jersey. For over 30 years, Land Equity Inc. has specialized in commercial and industrial land sales. Mr. Schwartz began his career in real estate in 1967 and has established his company in key markets of Massachusetts, New Jersey, Pennsylvania, and Maryland.


Samuel L. Torrence...............................................................        2007          58

Samuel L.  Torrence  retired as President  of Just Born,  Inc. on June 30,
   2008, a position he held since 2005. Just Born is a privately owned confectionery manufacturer of jellybeans, marshmallows, and other candy products. Mr. Torrence joined Just Born in 2002 as Executive Vice President.
   From 1993 to 2001, Mr. Torrence held several executive-level positions, including Executive Vice President of Human Resources and Administration,
   Executive Vice President of Administration & Parts Operations, Senior Vice
   President of Total Quality Management, and Vice President of Human Resources and Total Quality Management, at Mack Trucks, Inc., a manufacturer of heavy- and medium-duty trucks for use in a variety of industries.







Item 10.      Directors and Executive Officers of the Registrant (Continued)
--------      --------------------------------------------------


            Name, Other Positions or Offices With The Company                          Director
               and Principal Occupation for Past Five Years                              Since        Age
---------------------------------------------------------------------------------    ------------   -------

Leonard S. Yurkovic..............................................................        2002          71

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

                         ------------------------------

     The names, ages, and offices with the Company of its executive officers are as follows:

          Name              Age                          Office
          ----              ---                          ------
 Leonard S. Yurkovic         71      Acting Chief Executive Officer, effective March 1,
                                         2007, Director

 William J. Casey            65      Executive Vice President of the Company and
                                         President and Chief Operating Officer of SI Systems

 John F. Lehr                48      Vice President of the Company and Vice President
                                         of Sales of SI Systems until his termination
                                         on November 24, 2008.

 Ronald J. Semanick          47      Vice President - Finance, Chief Financial Officer,
                                         Treasurer, and Secretary

     Information regarding Mr. Yurkovic is provided above.

     Mr. Casey whose career with the Company spans 40 years, rejoined the Company on December 29, 2003 as Vice President of SI Systems Production & Assembly after a two and a half year absence. Mr. Casey was appointed Executive Vice President of the Company and President of SI Systems Production & Assembly on October 14, 2005. Mr. Casey was appointed President and Chief Operating Officer of SI Systems effective March 1, 2007. From July 2001 to December 2003 Mr. Casey held an executive position with The Casey Group, an information technology firm specializing in providing Enterprise Services in IT management, integration, and outsourcing. Previously (1965-2001), Mr. Casey held a variety of senior management positions at Paragon Technologies, Inc. including Executive Vice President, Vice President Sales and Marketing, and Director of Sales. Mr. Casey is a well known leader in the material handling industry. A member of the Conveyor Equipment Manufacturers Association (CEMA) for over 27 years, acting as Board President in 2002-2003, Mr. Casey has served on its Board of Directors since 1997 and chaired numerous committees. Mr. Casey received a Bachelor's Degree in Business and Commerce from Rider University.

Item 10.      Directors and Executive Officers of the Registrant (Continued)
--------      --------------------------------------------------


     Mr. Lehr joined the Company as the Director of Sales and Marketing of SI Systems Order Fulfillment on April 18, 2005. Mr. Lehr was appointed Vice President of the Company and Managing Director of Order Fulfillment on October 14, 2005. Mr. Lehr was appointed Vice President of Sales of SI Systems effective August 8, 2008. With over 24 years of experience in the material handling systems integration industry, Mr. Lehr has specific expertise in the design, sale, and implementation of highly automated distribution centers. Mr. Lehr has managed facilities projects in North America, South America, and Europe across a wide range of wholesale and retail distribution markets. From 2000 through 2004, Mr. Lehr focused on the development of industry specific analytical processes and tools that assisted clients in the resolution of complex distribution problems. These processes have contributed to the success of over $100 million dollars of automated systems projects. From 2003 to 2005 Mr. Lehr was President of Genesys Systems. Mr. Lehr served as Managing Partner of Novare-Solutions from 2000 to 2003 and from 1999 to 2000 he held various positions at W&H Systems, a systems integrator, ranging from Project Manager to Vice President. Mr. Lehr received a Bachelor's Degree in Industrial Design from the University of Bridgeport. Mr. Lehr's employment with the Company was terminated on November 24, 2008.

     Mr. Semanick was appointed Vice President - Finance, Chief Financial Officer, and Treasurer of the Company on May 10, 2000, and was appointed Secretary of the Company on July 13, 1994. Previously, Mr. Semanick held the positions of Controller, Manager of Financial Accounting, Senior Financial Accountant, and Financial Accountant. Prior to joining the Company in 1985, Mr. Semanick was employed as a Certified Public Accountant by Arthur Andersen & Company of Philadelphia, Pennsylvania. Mr. Semanick was also the Treasurer and Corporate Secretary of SI/BAKER, INC., Paragon's former 50/50 joint venture company with McKesson Automation Systems Inc., until it was sold to McKesson Automation Systems Inc. in September 2003. Mr. Semanick received a Bachelor's Degree in Accounting from Moravian College and his MBA in Finance from Wilkes University. Mr. Semanick is a Certified Public Accountant in Pennsylvania, and is a member of the Pennsylvania and American Institutes of Certified Public Accountants and the Institute of Management Accountants.


           SECTION 16(a) -- BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based on our records and other information, we believe that in 2008 all of our directors and executive officers met all applicable Section 16(a) filing requirements.

                         ------------------------------

Item 10.      Directors and Executive Officers of the Registrant (Continued)
--------      --------------------------------------------------


Audit Committee
---------------
     The Audit Committee consists of three directors, Messrs. Izewski, Myers, and Schwartz, all of whom are considered "independent" within the meaning of the rules of the Securities and Exchange Commission and the NYSE Amex, formerly known as the American Stock Exchange. The Board of Directors has further determined that all of the Audit Committee members are "financially literate," and that based on Mr. Izewski's education and qualifications as a certified public accountant, his experience as a chief financial officer and audit supervisor, and his professional experience, Mr. Izewski is an "audit committee financial expert" within the meaning of the rules of the Securities and Exchange Commission and, therefore, Mr. Izewski qualifies as a financially sophisticated audit committee member within the meaning of the rules of the NYSE Amex, formerly known as the American Stock Exchange. No member of the Audit Committee simultaneously serves on the audit committees of more than three public companies.

Code of Conduct
---------------
     The Company has a Code of Business Conduct and Ethics, which is attached as
Exhibit 14 to this annual report and can be viewed on the Company's website at www.ptgamex.com. The Company requires all employees, officers, and directors to adhere to this Code in addressing the legal and ethical issues encountered in conducting their work. The Code of Business Conduct and Ethics requires that the Company's employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in the Company's best interest. The Company's Code of Business Conduct and Ethics is intended to comply with Item 406 of the SEC's Regulation S-K and the rules of the NYSE Amex, formerly known as the American Stock Exchange.

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


                         ------------------------------

Item 11.      Executive Compensation
--------      ----------------------


                             EXECUTIVE COMPENSATION
                      Compensation Discussion and Analysis

1.   Executive Compensation Program Philosophies and Objectives
--   ----------------------------------------------------------

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

--------      ----------------------------------


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


2.   Executive Compensation Program Process and Oversight
--   ----------------------------------------------------

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

Compensation Surveys and Benchmarking
     From time to time, the Committee periodically reviews surveys and benchmarking data consisting of total compensation and each of its elements: base salary and cash incentive compensation. In determining 2008 executive compensation, the Committee targeted executive compensation for executives, at the lower end of the competitive range of survey data of companies from nationally recognized executive compensation surveys.

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

Base Salary
     The Committee provides base salaries to executive officers to attract and retain talent, provide competitive compensation for the performance of the executives' basic job duties and responsibilities, and recognize individual contributions to the Company's financial performance. The Committee generally targets base salary levels to be at the lower end of the competitive range and, therefore, base salaries are not intended to exceed the median of market data provided by the Company's compensation consultant. Base salaries may be adjusted at the discretion of the Board of Directors based on the recommendation of the Committee. Based on recommendations of the CEO and the Committee's review of the applicable compensation survey data, as discussed above, base salaries of all executive officers for 2008 were set at levels at the lower end of the competitive range. The Committee typically recommends and the Board of Directors sets base salaries at these levels due to differences in revenue size among the companies included in the published survey sources. The Committee believes that the base salaries paid to the Company's executive officers are reasonable and are the primary component of the Company's compensation program.

     Mr. Yurkovic returned to the Company as Acting CEO on March 1, 2007 at a base salary of $10,500 per month and is not eligible for director compensation while in this position. The salary paid to Mr. Yurkovic was arrived at through negotiations with Mr. Yurkovic. During 2008, Mr. Yurkovic received no increase in base salary and his base pay remained at $10,500 per month, the rate of pay that was set on March 1, 2007. Effective March 2, 2009, Mr. Yurkovic's salary was temporarily reduced by approximately 60% to $4,000 per month as part of a cost-reduction initiative.

     Changes, if any, to base salaries for all employees generally will take effect on March 1; however, base salaries of executives are also reviewed at the time of a promotion or other change in responsibilities.

--------      ----------------------


     In connection with his change in responsibilities and promotion to Vice President of the Company, effective November 14, 2005, Mr. Lehr received an increase of $5,000 in base salary, bringing his base salary to $155,000. During 2008, Mr. Lehr received no increase in base salary and his base salary remained at $155,000, the per annum rate of pay that was set on November 14, 2005. Mr. Lehr's employment with the Company was terminated on November 24, 2008.

     In connection with his change in responsibilities and promotion to Executive Vice President of the Company, effective November 14, 2005, Mr. Casey received an increase of $15,000 in base salary, bringing his base salary to $155,000. Also, effective March 1, 2007, in connection with his change in responsibilities and promotion to President and Chief Operating Officer ("COO") of SI Systems, Mr. Casey received an increase of $20,000 in base salary, bringing his base salary to $175,000. During 2008, Mr. Casey received no increase in base salary and his base salary remained at $175,000, the per annum rate of pay that was set on March 1, 2007. Effective March 2, 2009, Mr. Casey's salary was temporarily reduced by 10% to $157,500 as part of a cost-reduction initiative.

     During 2008, Mr. Semanick received no increase in base salary and his base salary remained at $124,373, the per annum rate of pay that was set on March 1, 2005. Effective March 2, 2009, Mr. Semanick's salary was temporarily reduced by 10% to $111,936 as part of a cost-reduction initiative.

Bonus Awards
     While the Company implements a more managed program for executive compensation, it has primarily utilized discretionary cash bonus awards to recognize the contributions of selected executives based on the Board of Directors' judgment of the executive's overall performance. When appropriate, the Committee recommends the recipients and amounts of these discretionary cash bonus awards each year for approval by the Board of Directors. Discretionary cash bonuses may vary among executives, with no one executive guaranteed a minimum cash bonus amount. There were no cash bonus awards recommended by the Committee or approved by the Board of Directors during 2008.

Equity Awards
     The Company's stock-based compensation program, the 1997 Equity Compensation Plan ("ECP"), expired in July 2007. Prior to expiration, the ECP provided for grants of stock options, restricted and nonvested stock, and stock appreciation rights to selected employees, key employees who performed valuable services, and directors of the Company. In addition, the ECP provided for grants of performance units to employees and key advisors. There were no equity awards granted during 2008 and no further grants are available under the plan.

     As of December 31, 2008, 5,000 stock options and 5,000 shares of restricted and nonvested stock are outstanding under the plan. All stock options have a term of seven years from the March 8, 2006 date of grant, while the restricted and nonvested shares of stock vest on the four-year anniversary of the March 8, 2006 date of grant.

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

     Effective March 2, 2009, all monthly auto allowances were eliminated and replaced with mileage reimbursement at the standard mileage rate of 55 cents per mile for business miles driven as part of a cost-reduction initiative.

     In addition, effective March 30, 2009, Company contributions under the Company's 401(k) retirement savings plan have been suspended for an indefinite period of time as part of a cost-reduction initiative.

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

Severance
     The Company has an Executive Officer Severance Policy (the "Severance Policy") for an executive without an employment agreement, which applies in the event that an executive is terminated by the Company for reasons other than "cause," as such term is defined in the Severance Policy. The Severance Policy was established to provide a competitive benefit in order to motivate qualified individuals to accept executive positions with the Company. Under the Severance Policy, the CEO will receive 52 week's regular straight-time pay while the other executives will receive one week's regular straight-time pay based on their years of service with the Company in accordance with the following schedule:

---------------------------------------------------------------------------------------------
                                                                              Severance Pay
                             Years of Service                                    (Weeks)
---------------------------------------------------------------------------------------------
  1 year of service or less                                                      13 Weeks
  Greater than 1 year of service, but less than 7 years of service               26 Weeks
  Greater than 7 years of service, but less than 14 years of service             39 Weeks
  Greater than 14 years of service or CEO of the Company                         52 Weeks
---------------------------------------------------------------------------------------------

     During the aforementioned severance payout period, the Company will provide the executive continued medical coverage up to a maximum of 18 months in accordance with the same terms offered during employment. The Company will also provide executive outplacement services for terminated executives. For additional information concerning the Severance Policy, see "Potential Payments upon Termination or Change in Control" below.

--------      ----------------------------------


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

     o Timing of Grants. Regularly scheduled meetings of the Board of Directors generally occur in the month of the dissemination of the Company's earnings release for the immediately preceding fiscal quarter.
        From time to time, equity awards were typically granted at one of these regularly scheduled meetings and, as a rule, further grants were not made for the remainder of the year. On limited occasions, grants may have occurred at other regularly scheduled meetings of the Board of Directors during the year, primarily for approving a compensation package for a newly hired or promoted executive. The timing of such grants was driven solely by the activity related to the need for the hiring or promotion; not the price of the Company's common stock or the timing of any news release of Company information.

     o Option Exercise Price. Historically, the exercise price of a newly granted stock option was at the closing price on the NYSE Amex, formerly known as the American Stock Exchange on the date of grant.

--------      ----------------------


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

Tax Implications of Executive Compensation
     Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 in compensation per year on the amount that the Company may deduct with respect to each of its Named Executives. The limitation does not apply to compensation that qualifies as "performance-based compensation" or falls within other exceptions provided in the statute. However, the Committee retains the discretion to approve elements of compensation for specific executives in the future that may not be fully deductible when the Committee deems the compensation appropriate in light of its philosophies and objectives. The Committee believes that all compensation paid to the executives in 2008 did not exceed the deductible limit and will be deductible for federal income tax purposes.

--------      ----------------------


3.   Report of the Compensation Committee
--   ------------------------------------

     The Committee has reviewed and discussed the Compensation Discussion and Analysis for the year ended December 31, 2008 required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis for the year ended December 31, 2008 be included in this Annual Report on Form 10-K.

 Current Members of the Compensation        Former Member of the Compensation
 Committee:                                 Committee:
     Samuel L. Torrence, Chairman               Anthony W. Schweiger
     Theodore W. Myers
     Robert J. Schwartz

     Mr. Schweiger, a former director of the Company, served on the Compensation Committee until his resignation in April 2008, at which time Mr. Schwartz became a member of the Compensation Committee.

                         ------------------------------

     Set forth below is certain information relating to compensation received by the Company's Principal Executive Officer or PEO (its CEO), Principal Financial Officer or PFO (its Chief Financial Officer), and other most highly compensated executives of the Company in 2008, 2007, and 2006 (collectively, the "Named Executives"). No executive has an employment agreement with the Company.

                                              SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                                                   Stock      Option       All Other
           Name and                         Salary      Bonus      Awards     Awards      Compensation      Total
      Principal Positions         Year      ($) (1)      ($)      ($) (2)     ($) (3)       ($) (4)          ($)
---------------------------------------------------------------------------------------------------------------------
Principal Executive Officer
---------------------------       2008       126,000         -           -          -         27,049        153,049
Leonard S. Yurkovic               2007       105,000         -           -          -         24,160        129,160
  Acting CEO (5)                  2006             -         -           -          -              -              -


Principal Financial Officer
---------------------------
Ronald J. Semanick
  Vice President -                2008       124,373         -       6,256      1,625         14,575        146,829
  Finance, Chief Financial        2007       124,373         -       6,256      1,625         14,775        147,029
  Officer, and Treasurer (6)      2006       124,373     5,000       5,214      1,354         14,575        150,516

William J. Casey                  2008       175,000         -       6,256      1,625         15,800        198,681
  Executive Vice                  2007       172,365         -       6,256      1,625         16,045        196,291
  President (7)                   2006       155,000    10,000       5,214      1,354         15,800        187,368

John F. Lehr                      2008       146,555         -     (11,470)     1,490         94,081        230,656
  Vice                            2007       155,000         -       6,256      1,625          9,600        172,481
  President (8)                   2006       155,000         -       5,214      1,354          9,600        171,168
---------------------------------------------------------------------------------------------------------------------

--------      ----------------------


(1) This column includes employee pre-tax contributions to the Company's 401(k) retirement savings plan.

(2) This column reflects the dollar amount recognized for financial accounting reporting purposes for the fiscal years ended December 31, 2008, 2007, and 2006, in accordance with SFAS No. 123(R) pursuant to the Company's 1997 Equity Compensation Plan and, therefore, includes amounts from awards granted in and, if applicable, prior to 2006. There were no stock awards during the years ended December 31, 2008 and 2007, and no further grants are available under the 1997 Equity Compensation Plan. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the Named Executive.

(3) This column reflects the dollar amount recognized for financial accounting reporting purposes for the fiscal years ended December 31, 2008, 2007, and 2006, in accordance with SFAS No. 123(R) pursuant to the Company's 1997 Equity Compensation Plan and, therefore, includes amounts from awards granted in and, if applicable, prior to 2006. There were no stock options granted during the years ended December 31, 2008 and 2007, and no further grants are available under the 1997 Equity Compensation Plan. These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the Named Executives. For further information, please refer to the Company's "Stock Options and Nonvested Stock" in Note 4 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

(4)  This column includes the following additional compensation:

-----------------------------------------------------------------------------------------------------------------
                                                      Company          CEO Meals                    All Other
                                      Auto         Contributions      and Lodging     Severance    Compensation
                                    Allowance      to 401(k) Plan      Expenses       Benefits        Total
    Name                   Year      ($) (a)          ($) (b)          ($) (c)         ($) (d)         ($)
-----------------------------------------------------------------------------------------------------------------
Leonard S. Yurkovic        2008       9,600            5,040            12,409              -         27,049
                           2007       8,000            4,110            12,050              -         24,160
                           2006         -                -                   -              -              -

Ronald J. Semanick         2008       9,600            4,975                 -              -         14,575
                           2007       9,600            5,175                 -              -         14,775
                           2006       9,600            4,975                 -              -         14,575

William J. Casey           2008       9,600            6,200                 -              -         15,800
                           2007       9,600            6,445                 -              -         16,045
                           2006       9,600            6,200                 -              -         15,800

John F. Lehr               2008       8,800              -                   -         85,281         94,081
                           2007       9,600              -                   -              -          9,600
                           2006       9,600              -                   -              -          9,600
-----------------------------------------------------------------------------------------------------------------

     (a) This column includes monthly auto allowance of $800 for the business usage of personal automobiles. Effective March 2, 2009, all monthly auto allowances were eliminated and replaced with mileage reimbursement at the standard mileage rate of 55 cents per mile for business miles driven as part of a cost-reduction initiative.







Item 11.      Executive Compensation (Continued)
--------      ----------------------


     (b) This column includes the amounts expensed for financial reporting purposes for Company contributions to the Company's 401(k) retirement savings plan pertaining to matching and profit sharing contributions. Effective March 30, 2009, Company contributions under the Company's 401(k) retirement savings plan have been suspended for an indefinite period of time as part of a cost-reduction initiative. For further information, please refer to the Company's "Employee Benefit Plans" in
         Note 5 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

     (c) This column includes meals and lodging expenses for Mr. Yurkovic while away from his Maryland residence and working at the Company's headquarters in Easton, Pennsylvania.

     (d) This column includes severance benefits for Mr. Lehr.

(5) Mr. Yurkovic rejoined the Company as Acting CEO on March 1, 2007 at a base salary of $10,500 per month and is not eligible for director compensation while in this position. Effective March 2, 2009, Mr. Yurkovic's salary was temporarily reduced by approximately 60% to $4,000 per month as part of a cost-reduction initiative.

(6) Effective March 2, 2009, Mr. Semanick's salary was temporarily reduced by 10% to $111,936 as part of a cost-reduction initiative.

(7) Mr. Casey rejoined the Company on December 29, 2003 and became Executive Vice President of the Company on October 14, 2005. Mr. Casey was appointed President and COO of SI Systems effective March 1, 2007, at which time his base salary was increased to $175,000. Effective March 2, 2009, Mr. Casey's salary was temporarily reduced by 10% to $157,500 as part of a cost-reduction initiative.

(8) The Company entered into a Separation Agreement and Release ("the Agreement") with Mr. Lehr dated November 24, 2008, whereby the Company agreed to provide Mr. Lehr with compensation and other benefits pursuant to the terms of the Company's Executive Officer Severance Policy. In consideration for entering into the Agreement, Mr. Lehr will receive 26 week's regular straight-time pay valued at $77,500 less applicable tax withholdings, healthcare benefits for up to six months of medical coverage valued at $4,781, and outplacement services valued at $3,000.

                         ------------------------------

                                      GRANTS OF PLAN-BASED AWARDS DURING THE YEAR ENDED
                                                       DECEMBER 31, 2008
----------------------------------------------------------------------------------------------------------------------
                                                   All Other    All Other     Exercise
                                                     Stock        Option         or                       Grant Date
                                                    Awards:      Awards:        Base                      Fair Value
                                                   Number of    Number of       Price       Closing          of
                                                   Shares of    Securities       of         Price on      Stock and
                                                    Stock or    Underlying     Option        Grant         Option
                           Grant      Approval        Units       Options       Awards        Date          Awards
     Name                  Date         Date           (#)          (#)         ($/Sh)       ($/Sh)          ($)
----------------------------------------------------------------------------------------------------------------------
Leonard S. Yurkovic          -            -             -            -             -            -             -

Ronald J. Semanick           -            -             -            -             -            -             -

William J. Casey             -            -             -            -             -            -             -

John F. Lehr                 -            -             -            -             -            -             -
----------------------------------------------------------------------------------------------------------------------

--------      ----------------------


There were no grants of plan-based awards during the year ended December 31, 2008, and no further grants are available under the 1997 Equity Compensation Plan.


                                          OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008
---------------------------------------------------------------------------------------------------------------------
                              Number of         Number of                                                Market
                             Securities         Securities                              Number of       Value of
                             Underlying         Underlying                              Shares or       Shares or
                             Unexercised       Unexercised                              Units of        Units of
                               Options           Options         Option                 Stock That      Stock That
                                 (#)               (#)          Exercise     Option      Have Not        Have Not
                          -------------------------------------   Price    Expiration    Vested          Vested
          Name             Exercisable (1)   Unexercisable (1)     ($)        Date       (#) (2)         ($) (3)
---------------------------------------------------------------------------------------------------------------------
Leonard S. Yurkovic                 -                 -               -           -            -              -

Ronald J. Semanick              1,250             1,250           10.01      3/8/13        2,500          6,950

William J. Casey                1,250             1,250           10.01      3/8/13        2,500          6,950

John F. Lehr                        -                 -               -           -            -              -
---------------------------------------------------------------------------------------------------------------------

(1) This column includes the stock options awarded on March 8, 2006 under the Company's 1997 Equity Compensation Plan. The options have a term of seven years and vest in four equal annual installments beginning on the first anniversary of the date of grant. Thus, at the end of four years the options are fully exercisable. Due to his termination from the Company effective November 24, 2008, Mr. Lehr forfeited his 2,500 stock options.

(2) This column includes the nonvested stock awarded on March 8, 2006 under the Company's 1997 Equity Compensation Plan. The nonvested stock grants vest on March 8, 2010, the four-year anniversary of the date of grant. Due to his termination from the Company effective November 24, 2008, Mr. Lehr forfeited his 2,500 shares of nonvested stock.

(3) The market value of shares of stock that have not vested was based on the closing market price of the Company's common stock on December 31, 2008 of $2.78 per share.


                              OPTION EXERCISES AND STOCK VESTED IN THE YEAR ENDED
                                               DECEMBER 31, 2008
--------------------------------------------------------------------------------------------------------------------
                                         Option Awards                                  Stock Awards
                          --------------------------------------------   -------------------------------------------
                            Number of Shares       Value Realized          Number of Shares      Value Realized
                           Acquired on Exercise     on Exercise          Acquired on Vesting       on Vesting
       Name                         (#)                 ($)                     (#)                   ($)
--------------------------------------------------------------------------------------------------------------------
  Leonard S. Yurkovic                -                   -                       -                     -

  Ronald J. Semanick                 -                   -                       -                     -

  William J. Casey                   -                   -                       -                     -

  John F. Lehr                       -                   -                       -                     -
-------------------------------------------------------------------------------------------------------------------

There were no stock options exercised or vesting of stock awards during the year ended December 31, 2008.

--------      ----------------------



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

-----------------------------------------------------------------------------------------------------------------------------------


         POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE
                             AS OF DECEMBER 31, 2008

     The information below describes and estimates certain compensation that would become payable under existing plans and arrangements if the Named Executive's employment had terminated on December 31, 2008, given the Named Executive's compensation and, if applicable, based on the Company's closing stock price on that date. These benefits are in addition to benefits available generally to non-executive employees such as Company contributions under the Company's 401(k) retirement savings plan and accrued vacation pay.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Before Change       After Change
                                                                                in Control         in Control
                                                                            -------------------------------------
                                                                               Termination         Termination
                                                                               w/o Cause or       w/o Cause or
                                                                                 for Good           for Good         Change in
         Name                                Benefit                              Reason             Reason           Control
-----------------------------------------------------------------------------------------------------------------------------------
Leonard S. Yurkovic (1)        Severance pay                                   $          -        $          -      $     -
                               Outplacement services                                      -                   -            -
                               Health care benefits continuation                          -                   -            -
                               Value of nonvested stock subject
                                  to acceleration                                         -                   -            -
                               Value of stock options subject
                                  to acceleration                                         -                   -            -

Ronald J. Semanick (2)         Severance pay                                        124,373             124,373            -
                               Outplacement services                                 10,000              10,000            -
                               Health care benefits continuation                      6,261               6,261            -
                               Value of nonvested stock subject
                                  to acceleration                                         -                   -        6,950  (3)
                               Value of stock options subject
                                  to acceleration                                         -                   -            -  (4)






Item 11.      Executive Compensation (Continued)
--------      ----------------------


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
                                                                                 for Good           for Good         Change in
         Name                                Benefit                              Reason             Reason           Control
-----------------------------------------------------------------------------------------------------------------------------------

William J. Casey (5)           Severance pay                                        175,000             175,000            -
                               Outplacement services                                 10,000              10,000            -
                               Health care benefits continuation                     14,177              14,177            -
                               Value of nonvested stock subject
                                  to acceleration                                         -                   -        6,950  (3)
                               Value of stock options subject
                                  to acceleration                                         -                   -            -  (4)

John F. Lehr (6)               Severance pay                                              -                   -            -
                               Outplacement services                                      -                   -            -
                               Health care benefits continuation                          -                   -            -
                               Value of nonvested stock subject
                                  to acceleration                                         -                   -            -  (3)
                               Value of stock options subject
                                  to acceleration                                         -                   -            -  (4)
-----------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Yurkovic is not eligible for termination benefits per his employment arrangement with the Company.

(2) Effective March 2, 2009, Mr. Semanick's salary was temporarily reduced by 10% to $111,936 as part of a cost-reduction initiative.

(3) On March 8, 2006, the Compensation Committee awarded nonvested stock under the 1997 Equity Compensation Plan to Messrs. Hoffner (5,000 shares), Semanick (2,500 shares), Casey (2,500 shares), and Lehr (2,500 shares). The value associated with the accelerated vesting of nonvested stock has been determined based on the closing market price of the Company's common stock on December 31, 2008 of $2.78 per share. Due to his termination from the Company effective November 24, 2008, Mr. Lehr forfeited his 2,500 shares of nonvested stock.

(4) The closing market price of the Company's common stock on December 31, 2008 was $2.78 per share, while the exercise price of outstanding stock options is $10.01 per share. Therefore, the stock options are not-in-the-money at December 31, 2008 and would not provide any additional value to the Named Executives. Due to his termination from the Company effective November 24, 2008, Mr. Lehr forfeited his 2,500 stock options.

(5) Effective March 2, 2009, Mr. Casey's salary was temporarily reduced by 10% to $157,500 as part of a cost-reduction initiative.

(6) The Company entered into a Separation Agreement and Release ("the Agreement") with Mr. Lehr dated November 24, 2008, whereby the Company agreed to provide Mr. Lehr with compensation and other benefits pursuant to the terms of the Company's Executive Officer Severance Policy. In consideration for entering into the Agreement, Mr. Lehr will receive 26 week's regular straight-time pay valued at $77,500 less applicable tax withholdings, healthcare benefits for up to six months of medical coverage valued at $4,781, and outplacement services valued at $3,000. The cost to the Company associated with providing the compensation and other benefits for Mr. Lehr pursuant to the terms of the Company's Executive Officer Severance Policy are reflected in the "All Other Compensation" column of the Summary Compensation Table.

--------      ----------------------------------


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

     The Chairman of the Audit Committee receives an annual retainer of $5,000, and directors are paid for serving on Committees of the Board of Directors. Effective August 8, 2008, the Chairman of the Compensation Committee receives an annual retainer of $2,500. Non-employee directors serving on Committees of the Board of Directors receive meeting fees of $1,500 for Audit Committee Meetings and $1,000 for all other Committee Meetings of the Board of Directors. Directors are also reimbursed for their customary and usual expenses incurred in attending Board and Committee Meetings including those for travel, food, and lodging.

     Effective March 2, 2009, the annual retainers and meeting fees were temporarily reduced by 10%. As part of this cost-reduction initiative, the Chairman of the Board of Directors and other non-employee directors receive an annual retainer of $21,600 and $10,800, respectively; a fee of $1,350 for each Board meeting attended; a fee of $540 per day for all Company-related activities undertaken at the request of the Chairman of the Board or the Chief Executive Officer of the Company; and a fee of $270 per interview for all Company-related activities undertaken in connection with interviewing qualified candidates to fill vacancies in key positions within the Company. The Chairman of the Audit Committee receives an annual retainer of $4,500, and the Chairman of the Compensation Committee receives an annual retainer of $2,250. Non-employee directors serving on Committees of the Board of Directors receive meeting fees of $1,350 for Audit Committee Meetings and $900 for all other Committee Meetings of the Board of Directors.

                                                 DIRECTOR COMPENSATION TABLE
                                             FOR THE YEAR ENDED DECEMBER 31, 2008
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Change in
                                                                                    Pension Value
                                Fees                                               and Nonqualified
                              Earned or                             Non-Equity        Deferred
                               Paid in      Stock      Option     Incentive Plan    Compensation        All Other
                                Cash        Awards     Awards      Compensation       Earnings         Compensation       Total
      Name                       ($)         ($)         ($)           ($)               ($)               ($)             ($)
-----------------------------------------------------------------------------------------------------------------------------------
Robert J. Blyskal              $   8,500      -          -             -                  -                 -          $   8,500
Ronald J. Izewski (2)             27,750      -          -             -                  -                 -             27,750
Theodore W. Myers                 47,000      -          -             -                  -                 -             47,000
Robert J. Schwartz (2)            25,000      -          -             -                  -                 -             25,000
Anthony W. Schweiger (1)          12,667      -          -             -                  -                 -             12,667
Samuel L. Torrence                36,250      -          -             -                  -                 -             36,250
Leonard S. Yurkovic (3)                -      -          -             -                  -                 -                  -
                            -------------------------------------------------------------------------------------------------------
  Total                        $ 157,167      -          -             -                  -                 -          $ 157,167
                            =======================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------








Item 11.      Executive Compensation (Continued)
--------      ----------------------

(1) On April 17, 2008, Messrs. Blyskal and Schweiger resigned as directors of the Company.

(2) Messrs. Izewski and Schwartz were elected to the Board of Directors of the Company effective April 18, 2008.

(3) Mr. Yurkovic received compensation for director's fees prior to his appointment as Acting CEO of the Company on March 1, 2007. He is not eligible for director compensation while in this position.

     Options outstanding at December 31, 2008 pertaining to the Company's directors are as follows:

-------------------------------------------------------------------------------------------------------------------
                                             Number of Securities      Number of Securities
                                                  Underlying                Underlying
                                             Unexercised Options       Unexercised Options      Option
                                                     (#)                      (#)              Exercise    Option
                             Grant        ---------------------------------------------------   Price    Expiration
     Name                    Date                Exercisable             Unexercisable           ($)        Date
-------------------------------------------------------------------------------------------------------------------
Ronald J. Izewski              -                     -                        -                   -           -
Theodore W. Myers              -                     -                        -                   -           -
Robert J. Schwartz             -                     -                        -                   -           -
Samuel L. Torrence             -                     -                        -                   -           -
Leonard S. Yurkovic            -                     -                        -                   -           -
-------------------------------------------------------------------------------------------------------------------

     There are no stock options outstanding at December 31, 2008 pertaining to the Company's directors.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Committee is currently comprised of Mr. Torrence, Chairman, and Messrs. Myers and Schwartz. Mr. Schweiger, a former director of the Company, served on the Committee until his resignation in April 2008, at which time Mr. Schwartz became a member of the Committee. No Named Executive of the Company serves as a member of the Board of Directors or Committee of any entity that has one or more Named Executives serving as a member of the Company's Board of Directors or Committee.


Item 12.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------
              and Related Stockholder Matters
              -------------------------------

     The following table sets forth certain information as of March 20, 2009 (unless otherwise noted) regarding the ownership of common stock (i) by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock, (ii) by each director or nominee for election as a director of the Company, (iii) by the executives of the Company named in the Summary Compensation Table, and (iv) by all current executives and directors of the Company as a group. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

Item 12.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------
              and Related Stockholder Matters (Continued)
              -------------------------------


                                                                    Amount and          Right to Acquire
                                                                    Nature of            Under Options
                                 Name and Address of                Beneficial            Exercisable       Percent of
    Title of Class               Beneficial Owner (1)               Ownership            Within 60 Days      Class (2)
-----------------------      ------------------------------  ------------------------ ------------------- -------------
Common Stock,                Emerald Advisers, Inc. (3)              147,590                     -              8.8%
 Par Value $1.00 Per Share    1703 Oregon Pike
                              Suite 101
                              Lancaster, PA  17601

Common Stock,                Dimensional Fund                        123,494                     -              7.4%
 Par Value $1.00 Per Share    Advisors LP (4)
                              Palisades West, Building One
                              6300 Bee Cave Road
                              Austin, TX  78746

Common Stock,                Ronald J. Izewski                         1,000                     -                *
 Par Value $1.00 Per Share

Common Stock,                Theodore W. Myers (5)                    26,200                     -              1.6%
 Par Value $1.00 Per Share

Common Stock,                Robert J. Schwartz                       85,019                     -              5.1%
 Par Value $1.00 Per Share

Common Stock,                Samuel L. Torrence                       10,000                     -                *
 Par Value $1.00 Per Share

Common Stock,                Leonard S. Yurkovic                      19,000                     -              1.1%
 Par Value $1.00 Per Share

Common Stock,                Ronald J. Semanick (6)                   17,370                 1,875              1.2%
 Par Value $1.00 Per Share

Common Stock,                William J. Casey (6)                      2,500                 1,875                *
 Par Value $1.00 Per Share

Common Stock,                All current directors and
 Par Value $1.00 Per Share      executive officers as a group
                                (7 persons) (5) (6)                  161,089                 3,750              9.9%

------------------------------------------------
*Represents less than 1%.

(1) Unless otherwise indicated, the address for each stockholder listed on the table is c/o Paragon Technologies, Inc., 600 Kuebler Road, Easton, Pennsylvania 18040.

(2) The percentage for each individual, entity or group is based on the aggregate number of shares outstanding as of March 20, 2009 (1,668,677) and all shares issuable upon the exercise of outstanding stock options held by each individual or group that are presently exercisable or exercisable within 60 days after March 20, 2009.

(3)  This information is presented in reliance on information disclosed in a
     Schedule 13G/A filed with the Securities and Exchange Commission on January 22, 2009.

(4)  This information is presented in reliance on information disclosed in a
     Schedule 13G filed with the Securities and Exchange Commission on February 9, 2009.

(5) Includes 13,100 shares held by members of Mr. Myers' immediate family. Mr. Myers disclaims beneficial ownership of such shares.

(6) Includes nonvested shares awarded on March 8, 2006 under the Company's 1997 Equity Compensation Plan to Messrs. Semanick (2,500 shares) and Casey (2,500 shares). The nonvested stock grants vest on March 8, 2010, the four-year anniversary of the date of grant.

Item 12.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------
              and Related Stockholder Matters (Continued)
              -------------------------------


Equity Compensation Plan Information
------------------------------------
     The Company's stock-based compensation program, the 1997 Equity Compensation Plan ("the 1997 Plan"), expired in July 2007. Currently, 5,000 options are outstanding under the 1997 Plan, and all options have a term of seven years. No further grants are available under the 1997 Plan.

     The following table gives information about equity awards under the Company's 1997 Plan.

                                         (a)                   (b)                      (c)
                                ---------------------  --------------------  ---------------------------
                                      Number of              Weighted                 Number of
                                   Securities to be           Average           Securities Remaining
                                     Issued Upon             Exercise           Available for Future
                                     Exercise of             Price of              Issuance Under
                                     Outstanding            Outstanding                 Equity
                                       Options,               Options,           Compensation Plans
                                       Warrants               Warrants           (Excluding Securities
      Plan Category                   and Rights             and Rights         Reflected in Column (a)
------------------------------  ---------------------  --------------------  ---------------------------
Equity compensation plans                5,000                $ 10.01                     -
approved by security holders

Equity compensation plans not
approved by security holders                 -                      -                     -
                                --------------------  --------------------  -----------------------------
Total                                    5,000                $ 10.01                     -
                                ====================  ====================  =============================


Item 13.      Certain Relationships and Related Transactions and Director
--------      -----------------------------------------------------------
              Independence
              ------------

     With the exception of Mr. Yurkovic, the Company's Acting CEO, each of the members of the Company's Board of Directors is considered "independent" within the meaning of the rules of the NYSE Amex, formerly known as the American Stock Exchange and the Securities and Exchange Commission.


Item 14.      Principal Accounting Fees and Services
--------      --------------------------------------

     Selection of the independent registered public accountants is made solely by the Audit Committee. KPMG LLP ("KPMG") served as the Company's independent registered public accountants for 2008 and 2007. Fees for all services provided by KPMG for the fiscal years ended December 31, 2008 and 2007 were as follows:

Audit Fees
----------
     KPMG's fees for professional services rendered in connection with the audit of financial statements included in the Company's Form 10-K and review of financial statements included in the Company's Forms 10-Q and all other SEC regulatory filings were $161,000 for 2008 and $166,800 for 2007.

Item 14.      Principal Accountant Fees and Services (Continued)
--------      --------------------------------------


Audit-Related Fees
------------------
     KPMG did not provide audit-related services for the Company in 2008 and 2007.

Tax Fees
--------
     KPMG's fees for tax services were $44,000 for 2008 and $64,000 for 2007. The services rendered in 2008 and 2007 were in connection with tax compliance and tax consultation services related to the Company's annual federal and state tax returns.

All Other Fees
--------------
     No other fees were charged by KPMG to the Company in 2008 and 2007 other than those referenced above.

Fee Approval Policy
-------------------
     In accordance with our Audit Committee Charter, the Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to the Company by our independent registered public accountants (subject to the de minimus exception for non-audit services contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended), all as required by applicable law or listing standards. The independent registered public accountants and our management are required to periodically report to the Audit Committee the extent of services provided by the independent registered public accountants and the fees associated with these services. Specific services being provided by the Company's independent registered public accountants are regularly reviewed in accordance with the pre-approval policy. All services rendered by KPMG are permissible under applicable laws and regulations, and the Audit Committee pre-approved all audit, audit-related, and non-audit services performed by KPMG during 2008.

                                     PART IV
                                     -------


Item 15.      Exhibits and Financial Statement Schedules
--------      ------------------------------------------

(a) 1. Index to Financial Statements
        Report of Independent Registered Public Accounting Firm
        Financial Statements:
           Balance Sheets, December 31, 2008 and 2007
           Statements of Operations for the years ended December 31, 2008, 2007, and 2006
           Statements of Stockholders' Equity and Comprehensive Income
             (Loss) for the years ended December 31, 2008, 2007, and 2006 Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006
           Notes to Financial Statements

    2. Index to Financial Statement Schedule

                              Schedule II -- Valuation and Qualifying Accounts
                            For the Years Ended December 31, 2008, 2007, and 2006.
                                              (In Thousands)

                                                                Additions
                                                Balance at      Charged to                      Balance
                                                Beginning       Costs and                          at
                                                 of Year        Expenses        Deductions     End of Year
                                              --------------  -------------- ---------------  -------------
Accounts receivable --
Allowance for doubtful accounts:
   2008..................................         $   -             105              5              100
                                              ==============  ============== ===============  =============
   2007..................................         $   -               -              -                -
                                              ==============  ============== ===============  =============
   2006..................................         $   -               -              -                -
                                              ==============  ============== ===============  =============

Deferred income tax asset --
Valuation allowance:
   2008..................................         $   -             498              -              498
                                              ==============  ============== ===============  =============
   2007..................................         $   -               -              -                -
                                              ==============  ============== ===============  =============
   2006..................................         $   -               -              -                -
                                              ==============  ============== ===============  =============

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

     3.2 Bylaws of Paragon Technologies, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 on Form 8-K, filed on December 11, 2001).

                               -------


Item 15.   Exhibits and Financial Statement Schedules (Continued)
--------   ------------------------------------------

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

    10.3        1997 Equity Compensation Plan* (incorporated by reference to
                Exhibit 10.7 to the Company's Registration Statement on Form S-8 [No. 333-36397]).

    10.4 Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit
                10.12 to Form 8-K, filed on October 15, 1999).

    10.5 Promissory Note related to the Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.13 to Form 8-K, filed on October 15, 1999).

    10.6 First Amendment to Term Note and Loan Agreement dated March 30, 2000 (incorporated by reference to Exhibit 10.17 to Form 10-Q, filed on May 15, 2000).

    10.7        Registration Rights Agreement (incorporated by reference to
                Exhibit 10.1 to Form S-3, filed on July 5, 2000).

    10.8 Sixth Amendment to Line of Credit Note and Loan Agreement dated August 9, 2002 (incorporated by reference to Exhibit 10.24 to Form 10-Q, filed on November 14, 2002).

    10.9        Sixth Amendment to Promissory Note and Loan Agreement (Term
                Loan) dated November 13, 2002 (incorporated by reference to
                Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2002).

   10.10 Seventh Amendment to Line of Credit Note and Loan Agreement (Line of Credit) dated November 13, 2002 (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2002).

   10.11 Agreement of Sale between J. G. Petrucci Company, Inc. or its Assigns and Paragon Technologies, Inc. dated November 8, 2002 (incorporated by reference to Exhibit 10.27 to Form 10-Q, filed on May 14, 2003).

   10.12 Amendment I to Agreement of Sale between J. G. Petrucci Company, Inc. and Paragon Technologies, Inc. dated January 2, 2003 (incorporated by reference to Exhibit 10.28 to Form 10-Q, filed on May 14, 2003).

                               -------


Item 15.   Exhibits and Financial Statement Schedules (Continued)
--------   ------------------------------------------

   10.13 Amendment II to Agreement of Sale between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated
                January 13, 2003 (incorporated by reference to Exhibit 10.29 to Form 10-Q, filed on May 14, 2003).

   10.14 Amendment III to Agreement of Sale between Triple Net Investments, XIII, L.P. and Paragon Technologies, Inc. dated January 17, 2003 (incorporated by reference to Exhibit 10.30 to Form 10-Q, filed on May 14, 2003).

   10.15 Lease Agreement between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated February 21, 2003 (incorporated by reference to Exhibit 10.31 to Form 10-Q, filed on May 14,
                2003).

   10.16 Eighth Amendment to Line of Credit Note and Loan Agreement (Line of Credit) dated June 5, 2003 (incorporated by reference to
                Exhibit 10.32 to Form 10-Q, filed on August 14, 2003).

   10.17 Loan Agreement (Term Loan A and Term Loan B) entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.33 to Form 10-Q, filed on August 14, 2003).

   10.18 Promissory Note related to Term Loan A entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.34 to Form 10-Q, filed on August 14,
                2003).

   10.19 Promissory Note related to Term Loan B entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.35 to Form 10-Q, filed on August 14,
                2003).

   10.20 Security Agreement related to Term Loan A dated June 5, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to Form 10-Q, filed on August 14, 2003).

   10.21 First Amendment to Term Loan A and B Agreement dated August 4, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit
                10.37 to Form 10-Q, filed on November 13, 2003).

   10.22 Ninth Amendment to Line of Credit Note and Loan Agreement dated August 4, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to Form 10-Q, filed on November 13, 2003).

   10.23 Lease Agreement related to the Line of Credit entered into August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.28 to Form 10-Q, filed on November 12, 2004).

                               -------


Item 15.      Exhibits and Financial Statement Schedules (Continued)
--------      ------------------------------------------

   10.24 Promissory Note related to the Line of Credit entered into August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.29 to Form 10-Q, filed on November 12, 2004).

   10.25 Security Agreement related to the Line of Credit dated August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.30 to Form 10-Q, filed on November 12, 2004).

   10.26 Asset Purchase Agreement by and among TGW Transportgerate GmbH, Malibu Acquisition, Inc., Ermanco Incorporated, and Paragon Technologies, Inc. dated May 20, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on May 23, 2005).

   10.27 Loan Agreement (Line of Credit) entered into June 20, 2005 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.31 to Form 10-Q, filed on August 12,
                2005).

   10.28 Promissory Note related to the Line of Credit entered into June 20, 2005 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.32 to Form 10-Q, filed on August 12, 2005).

   10.29 Consulting Agreement dated September 1, 2005 by and between Paragon Technologies, Inc. and The QTX Group (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 21,
                2005).

   10.30 Termination Agreement dated January 1, 2006 by and between Paragon Technologies, Inc. and The QTX Group (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 2005).

   10.31 Loan Agreement (Line of Credit) entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to Form 10-Q, filed on August 10, 2006).

   10.32 Promissory Note related to the Line of Credit entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit
                10.37 to Form 10-Q, filed on August 10, 2006).

   10.33 Security Agreement related to the Line of Credit entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to Form 10-Q, filed on August 10, 2006).

   10.34 Separation and Mutual Release Agreement dated February 20, 2007, by and between Paragon Technologies, Inc. and Joel Hoffner (incorporated by reference to Exhibit 10.39 to Form 8-K, filed on February 21, 2007).

                               -------


Item 15.      Exhibits and Financial Statement Schedules (Continued)
--------      ------------------------------------------

   10.35 Consulting Agreement dated February 20, 2007, by and between Paragon Technologies, Inc. and Joel Hoffner (incorporated by reference to Exhibit 10.40 to Form 8-K, filed on February 21,
                2007).

   10.36 Renewal Agreement for the Promissory Note related to the Line of Credit entered into June 20, 2007 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.41 to Form 10-Q, filed on August 10, 2007).

   10.37 Amendment to Lease Agreement between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated November 14, 2007 (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K for the year ended December 31, 2007).

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



PARAGON TECHNOLOGIES, INC.



Dated:   March 30, 2009            By   /s/ Theodore W. Myers
                                        ----------------------------------------
                                            Theodore W. Myers
                                            Chairman of the Board of Directors




Dated:   March 30, 2009            By   /s/ Leonard S. Yurkovic
                                        ----------------------------------------
                                            Leonard S. Yurkovic
                                            Acting Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.


Dated:  March 30, 2009            /s/ Theodore W. Myers
                                 -----------------------------------------------
                                  Theodore W. Myers
                                  Chairman of the Board of Directors



Dated:  March 30, 2009            /s/ Leonard S. Yurkovic
                                 -----------------------------------------------
                                  Leonard S. Yurkovic
                                  Acting Chief Executive Officer, Director



Dated:  March 30, 2009            /s/ Ronald J. Semanick
                                 -----------------------------------------------
                                  Ronald J. Semanick
                                  Vice President-Finance, Chief Financial
                                    Officer, Treasurer, and Secretary
                                    (Principal Accounting and Financial Officer)



Dated:  March 30, 2009            /s/ Ronald J. Izewski
                                 -----------------------------------------------
                                     Ronald J. Izewski
                                     Director



Dated:  March 30, 2009            /s/ Robert J. Schwartz
                                 -----------------------------------------------
                                     Robert J. Schwartz
                                     Director



Dated:  March 30, 2009            /s/ Samuel L. Torrence
                                 ----------------------------------------------
                                        Samuel L. Torrence
                                        Director

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

10.3     1997 Equity  Compensation Plan* (incorporated by reference to Exhibit
         10.7 to the Company's Registration Statement on Form S-8
         [No. 333-36397]).

10.4 Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.12 to Form 8-K, filed on October 15, 1999).

10.5 Promissory Note related to the Line of Credit Loan Agreement entered into September 30, 1999 by and between SI Handling Systems, Inc., Ermanco Incorporated, and First Union National Bank (incorporated by reference to Exhibit 10.13 to Form 8-K, filed on October 15, 1999).

10.6 First Amendment to Term Note and Loan Agreement dated March 30, 2000 (incorporated by reference to Exhibit 10.17 to Form 10-Q, filed on May 15, 2000).

10.7     Registration Rights Agreement (incorporated  by reference to Exhibit
         10.1 to Form S-3, filed on July 5, 2000).

10.8 Sixth Amendment to Line of Credit Note and Loan Agreement dated August 9, 2002 (incorporated by reference to Exhibit 10.24 to Form 10-Q, filed on November 14, 2002).

10.9 Sixth Amendment to Promissory Note and Loan Agreement (Term Loan) dated November 13, 2002 (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2002).

10.10 Seventh Amendment to Line of Credit Note and Loan Agreement (Line of Credit) dated November 13, 2002 (incorporated by reference to Exhibit
         10.26 to Annual Report on Form 10-K for the year ended December 31,
         2002).

                            -------------


10.11 Agreement of Sale between J. G. Petrucci Company, Inc. or its Assigns and Paragon Technologies, Inc. dated November 8, 2002 (incorporated by reference to Exhibit 10.27 to Form 10-Q, filed on May 14, 2003).

10.12 Amendment I to Agreement of Sale between J. G. Petrucci Company, Inc. and Paragon Technologies, Inc. dated January 2, 2003 (incorporated by reference to Exhibit 10.28 to Form 10-Q, filed on May 14, 2003).

10.13 Amendment II to Agreement of Sale between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated January 13, 2003 (incorporated by reference to Exhibit 10.29 to Form 10-Q, filed on May 14, 2003).

10.14 Amendment III to Agreement of Sale between Triple Net Investments, XIII, L.P. and Paragon Technologies, Inc. dated January 17, 2003 (incorporated by reference to Exhibit 10.30 to Form 10-Q, filed on May 14, 2003).

10.15 Lease Agreement between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated February 21, 2003 (incorporated by reference to Exhibit 10.31 to Form 10-Q, filed on May 14, 2003).

10.16 Eighth Amendment to Line of Credit Note and Loan Agreement (Line of Credit) dated June 5, 2003 (incorporated by reference to Exhibit
         10.32 to Form 10-Q, filed on August 14, 2003).

10.17 Loan Agreement (Term Loan A and Term Loan B) entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.33 to Form 10-Q, filed on August 14, 2003).

10.18 Promissory Note related to Term Loan A entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.34 to Form 10-Q, filed on August 14, 2003).

10.19 Promissory Note related to Term Loan B entered into June 5, 2003 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.35 to Form 10-Q, filed on August 14, 2003).

10.20 Security Agreement related to Term Loan A dated June 5, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to Form 10-Q, filed on August 14, 2003).

10.21 First Amendment to Term Loan A and B Agreement dated August 4, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to Form 10-Q, filed on November 13, 2003).

10.22 Ninth Amendment to Line of Credit Note and Loan Agreement dated August 4, 2003 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to Form 10-Q, filed on November 13, 2003).

                            -------------


10.23 Lease Agreement related to the Line of Credit entered into August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.28 to Form 10-Q, filed on November 12, 2004).

10.24 Promissory Note related to the Line of Credit entered into August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.29 to Form 10-Q, filed on November 12, 2004).

10.25 Security Agreement related to the Line of Credit dated August 6, 2004 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.30 to Form 10-Q, filed on November 12, 2004).

10.26 Asset Purchase Agreement by and among TGW Transportgerate GmbH, Malibu Acquisition, Inc., Ermanco Incorporated, and Paragon Technologies, Inc. dated May 20, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on May 23, 2005).

10.27 Loan Agreement (Line of Credit) entered into June 20, 2005 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.31 to Form 10-Q, filed on August 12, 2005).

10.28 Promissory Note related to the Line of Credit entered into June 20, 2005 by and between Paragon Technologies, Inc., Ermanco Incorporated, and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.32 to Form 10-Q, filed on August 12, 2005).

10.29 Consulting Agreement dated September 1, 2005 by and between Paragon Technologies, Inc. and The QTX Group (incorporated by reference to
         Exhibit 10.1 to Form 8-K, filed on September 21, 2005).

10.30 Termination Agreement dated January 1, 2006 by and between Paragon Technologies, Inc. and The QTX Group (incorporated by reference to
         Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 2005).

10.31 Loan Agreement (Line of Credit) entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to Form 10-Q, filed on August 10, 2006).

10.32 Promissory Note related to the Line of Credit entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to Form 10-Q, filed on August 10, 2006).

10.33 Security Agreement related to the Line of Credit entered into June 20, 2006 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to Form 10-Q, filed on August 10, 2006).

10.34 Separation and Mutual Release Agreement dated February 20, 2007, by and between Paragon Technologies, Inc. and Joel Hoffner (incorporated by reference to Exhibit 10.39 to Form 8-K, filed on February 21, 2007).

                            -------------


10.35 Consulting Agreement dated February 20, 2007, by and between Paragon Technologies, Inc. and Joel Hoffner (incorporated by reference to
         Exhibit 10.40 to Form 8-K, filed on February 21, 2007).

10.36 Renewal Agreement for the Promissory Note related to the Line of Credit entered into June 20, 2007 by and between Paragon Technologies, Inc. and Wachovia Bank, National Association (incorporated by reference to
         Exhibit 10.41 to Form 10-Q, filed on August 10, 2007).

10.37 Amendment to Lease Agreement between Triple Net Investments XIII, L.P. and Paragon Technologies, Inc. dated November 14, 2007 (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K for the year ended December 31, 2007).

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